Form 10-Q
period 2000-09-30
TRIPATH TECHNOLOGY INC
filed 2000-11-13
CIK 1045739

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                    ----------------------------------------

                                    FORM 10-Q

                    ----------------------------------------

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OR THE SECURITIES AND
    EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO _________.

                        Commission File Number 000-26565
                    ----------------------------------------
                             TRIPATH TECHNOLOGY INC.
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                           77-0407364
                  --------                           ----------
        (State or other jurisdiction              (I.R.S. Employer
      of Incorporation or Organization)          Identification No.)

                               3900 Freedom Circle
                          Santa Clara, California 95054
                          -----------------------------
           (Address of Principal Executive Office including (Zip Code)

                                 (408) 567-3000
                                 --------------
              (Registrant's telephone number, including area code)


               --------------------------------------------------
                    (Former name, former address and former
                   fiscal year if changed since last report)

================================================================================

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]  No [ ]

26,011,241 shares of the Registrant's common stock were outstanding as of November 1, 2000.

                                              TRIPATH TECHNOLOGY INC.

                                                     FORM 10-Q

                                     For The Quarter Ended September 30, 2000

                                                 TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                                                 PAGE
         Item 1. Financial Statements

                 Condensed Balance Sheets at September 30, 2000
                 and December 31, 1999......................................................   1
                 Condensed Statements of Operations for the Three Months
                 and Nine Months Ended September 30, 2000 and September 30,1999.............   2
                 Condensed Statements of Cash Flows for the Nine Months Ended
                 September 30, 2000 and September 30, 1999..................................   3
                 Notes to Condensed Financial Statements....................................   4

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations........................................   6

         Item 3. Quantitative and Qualitative Disclosure About Market Risk..................  16


PART II. OTHER INFORMATION

         Item 1. Legal Proceedings..........................................................  16

         Item 2. Changes in Securities and Use of Proceeds..................................  16

         Item 3. Defaults in Securities.....................................................  17

         Item 5. Other Information..........................................................  17

         Item 6. Exhibits and Reports on Form 8-K...........................................  17

         Signature..........................................................................  18


PART I. FINANCIAL INFORMATION
         Item 1. Financial Statements

                                               TRIPATH TECHNOLOGY INC.
                                              CONDENSED BALANCE SHEETS
                                                   (in thousands)
                                                      Unaudited

                                                                                              September 30,            December 31,
                                                                                                  2000                    1999
                                                                                                --------                --------
         ASSETS
         Current assets:
               Cash and cash equivalents.....................................................  $ 45,663                $  9,568
               Short-term investments........................................................         -                   6,835
               Restricted cash...............................................................     1,000                   1,000
               Accounts receivable, net......................................................     1,390                     414
               Inventories...................................................................     2,152                   2,301
               Prepaid expenses and other current assets.....................................     1,218                     248
                                                                                               ---------               ---------
               Total current assets..........................................................    51,423                  20,366

         Property and equipment, net.........................................................     3,090                   2,093
         Other assets........................................................................       175                     175
                                                                                               ---------               ---------
               Total assets..................................................................  $ 54,688                $ 22,634
                                                                                               =========               =========
         LIABILITIES, CONVERTIBLE PREFERRED STOCK
         AND STOCKHOLDERS' EQUITY(DEFICIT)
         Current liabilities:
               Accounts payable..............................................................  $  4,399                $    746
               Accrued expenses..............................................................     2,615                   1,592
               Deferred distributor revenue..................................................       432                     947
                                                                                               ---------               ---------
               Total current liabilities.....................................................     7,446                   3,285
                                                                                               ---------               ---------
         Convertible preferred stock.........................................................         -                  49,611
                                                                                               ---------               ---------
         Stockholders' equity (deficit):
               Common stock..................................................................        26                      11
               Additional paid-in capital....................................................   158,143                  50,854
               Stockholder notes receivable..................................................         -                    (726)
               Deferred stock-based compensation.............................................    (9,688)                (10,566)
               Accumulated deficit...........................................................  (101,239)                (69,835)
                                                                                               ---------               ---------
         Total stockholders' equity (deficit)................................................    47,242                 (30,262)
                                                                                               ---------               ---------
         Total liabilities, convertible preferred stock
               and stockholders' equity (deficit)............................................  $ 54,688                $ 22,634
                                                                                               =========               =========

The accompanying notes are an integral part of these condensed financial statements.

                                              TRIPATH TECHNOLOGY INC.
                                        CONDENSED STATEMENTS OF OPERATIONS
                                       (in thousands, except per share data)
                                                     Unaudited

                                                                            Three months ended            Nine months ended
                                                                               September 30,                September 30,
                                                                      ----------------------------- -----------------------------
                                                                           2000           1999           2000           1999
                                                                         --------       --------       --------       --------
         Revenue...................................................... $   2,641      $     271      $   5,365      $     375
         Cost of revenue..............................................     3,351          1,159          7,364          1,422
                                                                       ----------     ----------     ----------     ----------
              Gross loss..............................................      (710)          (888)        (1,999)        (1,047)
                                                                       ----------     ----------     ----------     ----------

         Operating expenses:
            Research and development..................................     5,254          3,223         12,123          8,747
            Selling, general and administrative.......................     2,156          1,427          6,117          4,456
            Stock-based compensation..................................     2,496          6,646         12,115         10,611
                                                                       ----------     ----------     ----------     ----------
              Total operating expenses................................     9,906         11,296         30,355         23,814
                                                                       ----------     ----------     ----------     ----------
              Loss from operations....................................   (10,616)       (12,184)       (32,354)       (24,861)
              Interest income.........................................       527            314            950          1,115
                                                                       ----------     ----------     ----------     ----------
              Net loss................................................ $ (10,089)     $ (11,870)     $ (31,404)     $ (23,746)
                                                                       ==========     ==========     ==========     =========

         Basic and diluted net loss per share......................... $   (0.47)     $   (1.11)     $   (2.13)     $   (2.25)
                                                                       ==========     ==========     ==========     ==========
         Number of shares used in computing basic and diluted
             net loss per share.......................................    21,383         10,738         14,767         10,539
                                                                       ==========     ==========     ==========     =========


The accompanying notes are an integral part of these condensed financial statements.

                                               TRIPATH TECHNOLOGY INC.
                                         CONDENSED STATEMENTS OF CASH FLOWS
                                                   (in thousands)
                                                      Unaudited

                                                                                                   Nine months ended
                                                                                                      September 30,
                                                                                                ------------------------
                                                                                                  2000            1999
                                                                                                --------        --------
         Cash flows from operating activities:
              Net loss........................................................................ $ (31,404)      $ (23,746)
              Adjustments to reconcile net loss to net cash used in operating activities
                  Depreciation and amortization...............................................       740             697
                  Allowance for doubtful accounts ............................................       120               -
                  Stock-based compensation....................................................    12,115          10,611
                  Forgiveness of stockholder notes receivable.................................       738               -
                  Issuance of common stock warrants...........................................        58             140
                  Amortization of warrants....................................................         -             170
                  Changes in assets and liabilities:
                     Accounts receivable......................................................    (1,096)           (388)
                     Inventories..............................................................       149          (1,134)
                     Prepaid expenses and other assets........................................      (970)           (284)
                     Accounts payable.........................................................     3,653              32
                     Accrued expenses.........................................................     1,023             701
                     Deferred distributor revenue.............................................      (515)            646
                                                                                               ----------      ----------
              Net cash used in operating activities...........................................   (15,389)        (12,555)
                                                                                               ----------      ----------
         Cash flows from investing activities:
              Purchase of short-term investments..............................................         -          (4,011)
              Sale of short-term investments..................................................     6,835          10,159
              Purchase of property and equipment..............................................    (1,737)           (970)
                                                                                               ----------      ----------
              Net cash provided by investing activities.......................................     5,098           5,178
                                                                                               ----------      ----------
         Cash flows from financing activities:
              Proceeds from issuance of convertible preferred stock...........................         -           1,000
              Proceeds from issuance of common stock..........................................    46,386              59
                                                                                               ----------      ----------
              Net cash provided by financing activities.......................................    46,386           1,059
                                                                                               ----------      ----------
         Net increase (decrease) in cash and cash equivalents.................................    36,095          (6,318)
         Cash and cash equivalents, beginning of period.......................................     9,568          21,975
                                                                                               ----------      ----------
         Cash and cash equivalents, end of period............................................. $  45,663       $  15,657
                                                                                               ==========      ==========

The accompanying notes are an integral part of these condensed financial statements.

                           TRIPATH TECHNOLOGY INC.

                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (UNAUDITED)


1. BASIS OF PRESENTATION
   The unaudited condensed financial statements included herein have been prepared by the Company in accordance with generally accepted accounting principles and reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary to state fairly the Company's financial position, results of operations, and cash flows for the periods presented. Results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results of the entire year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements.

2. NET LOSS PER SHARE
   Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common stock outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common stock and dilutive potential common stock outstanding. The calculation of diluted net loss per share excludes potential common stock if the effect is anti-dilutive. Potential common stock consist of incremental common stock issuable upon the exercise of stock options, shares issuable upon conversion of convertible preferred stock and common stock issuable upon the exercise of common stock warrants.

   A total of 7,908,000 and 4,558,000 shares of potential common stock were not included in the diluted net loss per share calculation for the periods ending September 30, 2000 and 1999, respectively, because to do so would be anti-dilutive.

   The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share amounts):

                                                                Three months ended                  Nine months ended
                                                                   September 30                        September 30
                                                               2000             1999               2000             1999
                                                            ----------       ----------         ----------       ----------
   Numerator:
      Net loss                                            $   (10,089)     $   (11,870)         $  (31,404)     $   (23,746)
   Denominator:
      Weighted average common stock                            21,383           10,738              14,767           10,539
   Net loss per share:
      Basic and diluted                                   $     (0.47)     $     (1.11)         $    (2.13)     $     (2.25)


3. DEFERRED STOCK-BASED COMPENSATION
   In connection with certain employee stock option grants and issuance of restricted stock to an officer made since January 1998, the Company recognized deferred stock-based compensation, which is being amortized over the vesting periods of the related options and stock, generally four years, using an accelerated basis. The fair value per share used to calculate deferred stock-based compensation was derived by reference to the convertible preferred stock issuance prices. Future compensation charges are subject to reduction for any employee who terminates employment prior to such employee's option vesting date.

   The Company also grants options to purchase shares of common stock to consultants in exchange for services. The Company determined the value of the options granted to consultants based on the Black-Scholes option pricing model.

   The following table sets forth, for each of the periods presented, the deferred stock-based compensation recorded and the amortization of deferred stock-based compensation (in thousands):

                                                               Three months ended                     Nine months ended
                                                                  September 30                           September 30
                                                              2000              1999               2000              1999
                                                         -------------     -------------      -------------     -------------

   Deferred stock-based compensation                     $        (396)    $      16,410      $      11,237     $      11,443
   Amortization of deferred stock-based compensation     $       2,496     $       6,646      $      12,115     $      10,611


   Unamortized deferred stock-based compensation at September 30, 2000 and December 31, 1999 was $9,688,000 and $10,566,000, respectively.


4. CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

   The Company considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market funds and commercial paper, bonds and notes, the fair value of which approximates cost.

   The Company categorizes short-term investments as available-for-sale. Accordingly, these investments are carried at fair value. The fair value of these securities approximates cost, and there were no material unrealized gains or losses as of September 30, 2000 or December 31, 1999. Short-term investments generally have maturities of less than one year from the date of purchase.


5. INVENTORIES
   Inventories are comprised of the following (in thousands):

                                                      September 30,                December 31,
                                                          2000                         1999
                                                      -------------               -------------
            Raw materials                             $       1,610               $       1,197
            Work-in-process                                     122                         164
            Finished goods                                      127                          20
            Inventory held by distributors                      293                         920
                                                      -------------               -------------
            Total                                     $       2,152               $       2,301
                                                      =============               =============

6. BORROWINGS
   In August 1998, the Company entered into a line of credit agreement with a bank, under which it may borrow up to $1,000,000. In November 1999, the line of credit was extended through October 31, 2000. The Company has not borrowed any amounts under the line of credit through September 30, 2000 and did not renew the line of credit prior to its expiration on October 31, 2000.


7. INITIAL PUBLIC OFFERING
   On August 1, 2000, the Company completed its initial public offering of 5 million shares of common stock at $10.00 per share. Net proceeds to the company as a result of the initial public offering, plus the proceeds relating to the exercise of the underwriters' overallotment option to purchase 100,000 shares of common stock, were approximately $45.5 million and will be used for general working capital purposes. Upon closing, all outstanding shares of preferred stock were converted into shares of common stock on a one-for-one basis.

8. RECENT ACCOUNTING PRONOUNCEMENTS
   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137 and 138, establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for fiscal years beginning after June 15, 2000. We believe that adoption of SFAS No. 133 will not have a material impact on our financial position or results of operations.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provided guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. We believe that complying with SAB 101 will not have a material impact on our financial position and results of operations.

   In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions involving Stock Compensation" an interpretation of APB Opinion No. 25. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material effect on our financial position or results of operations.


   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


   This report contains certain forward looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to the Company that are based on the beliefs of management of the Company as well as assumptions made by and information currently available to management of the Company. In addition, when used in this report, the words "likely," "will," "suggests," "target," "may," "would," "could," "anticipate," "believe," "estimate," "expect," "intend," "plan," "predict," and similar expressions and their variants, as they relate to the Company or the management of the Company, may identify forward looking statements. Such statements reflect the judgment of the Company as of the date of this quarterly report on Form 10-Q with respect to future events, the outcome of which are subject to certain risks, including the factors set forth below and in "Factors Potentially Affecting Future Results," which may have a significant impact on the Company's business, operating results or financial condition. Such risks and uncertainties include risks and uncertainties regarding silicon wafer pricing and the availability of foundry and assembly capacity and raw materials; the availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products; fluctuations in the manufacturing yields of our third party semiconductor foundries and other problems or delays in the fabrication, assembly, testing or delivery of our products; our ability to specify, develop or acquire, complete, introduce, market and transition to volume production new products and technologies in a timely manner; the volume of product sales and pricing concessions on certain product sales; and, the timing requirements of our customers with respect to new product introductions. Investors are cautioned that these forward looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. Although we believe that the expectations reflected in these forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward looking statements. The Company undertakes no obligation to update forward looking statements.

   The following discussion and analysis should be read in connection with the condensed financial statements and the notes thereto included in
   Item 1 in this Quarterly Report and our Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on July 31, 2000 (File No. 333-35028).


   OVERVIEW

   We design and sell amplifiers based on our proprietary Digital Power Processing technology. We are supplying amplifiers for audio electronics applications, and we have begun offering amplifiers for DSL applications. We were incorporated in July 1995, and we began shipping products in the first quarter of 1998. Accordingly, we have limited historical financial information and operating history upon which you may evaluate us and our prospects. We incurred net losses of approximately $31.4 million in the nine months ended September 30, 2000, $31.7 million in 1999 and $33.7 million in 1998. We expect to continue to incur net losses and these losses may be significant.

We sell our products to original equipment manufacturers and distributors. We recognize revenue from product sales upon shipment to original equipment manufacturers and end users, net of sales returns and allowances. Our sales to distributors are made under arrangements allowing for returns or credits under certain circumstances and we defer recognition on sales to distributors until products are resold by the distributor to the end user. All of our sales are made in U.S. dollars.

We currently use independent suppliers to manufacture, test and assemble all of our products. Cost of revenue includes third party manufacturing, test and assembly costs as well as salaries and overhead costs associated with employees engaged in activities related to manufacturing. Research and development expense consists primarily of salaries and related overhead costs associated with employees engaged in research, design and development activities as well as the cost of wafers, and other materials and related services used in the development process. Selling, general and administrative expense consists primarily of employee compensation and related overhead expenses and advertising and marketing expenses.

Stock-based compensation expense relates both to stock-based employee and consultant compensation arrangements. Employee-related stock-based compensation expense is based on the difference between the estimated fair value of our common stock on the date of grant and the exercise price of options to purchase that stock and is being recognized on an accelerated basis over the vesting periods of the related options, usually four years, or in the case of fully vested options, in the period of grant. In January 1997 and March 1998, our President exercised fully-vested stock options and made payment in the form of non-recourse notes totaling $636,000. Due to certain terms contained in these non-recourse notes, the options were being accounted for on a variable basis, and accordingly, the compensation costs associated with shares purchased with non-recourse notes have been remeasured at each period end, and to the extent the estimated fair market value of our stock has increased during the period, we have recorded additional compensation expense. Total compensation expense recognized up to September 30, 2000 for these shares is $14.2 million. The notes are no longer outstanding. Consultant stock-based compensation expense is based on the Black-Scholes option pricing model. Future compensation charges will be reduced if any employee or consultant terminates employment or consultation prior to the expiration of the option vesting period. The amortization of stock-based compensation is classified as a separate component of operating expenses in our statement of operations.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

REVENUE. Revenue for the three months ended September 30, 2000 was $2.6 million, an increase of 859.4% from revenues of $271,000 for the third quarter of fiscal 1999. The increase in revenue resulted primarily from an increase in unit sales of our TA2020 and TA1101 digital audio amplifiers.

Sales to Komatsu Semiconductor Corporation, the majority of which relate to Sony Corporation, and sales to NatSteel Electronics Ltd., the majority of which relate to Apple Computer, accounted for approximately 55.1% and 35.8%, respectively, of revenue in the three months ended September 30, 2000 and 52.1% and 0.0%, respectively, in the corresponding prior year quarter. Sales to our five largest customers represented approximately 97.3% of revenue in the three months ended September 30, 2000 and 86.6% of revenue in the three months ended September 30, 1999.

GROSS LOSS. Gross loss for the three months ended September 30, 2000 was $710,000, a decrease of $178,000 from gross loss of $888,000 for the three months ended September 30, 1999. The decrease in the gross loss was primarily due to a change in product mix and the continued impact of price concessions made to Komatsu (for sales to Sony Corporation) in order to accelerate the acceptance and introduction of a product in a new market segment. The price concession relates to one of the customer's products and is expected to continue through 2001. As a result of this price concession, we expect to incur gross losses on sales of this particular product to this customer throughout 2000 and 2001.

RESEARCH AND DEVELOPMENT. Research and development expenses for the three months ended September 30, 2000 was $5.3 million, an increase of $2.1 million from $3.2 million for the three months ended September 30, 1999. The increase in expenses resulted primarily from an increase in related headcount and salaries.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended September 30, 2000 were $2.2 million, an increase of $0.8 million from $1.4 million for the three months ended September 30, 1999. This increase was primarily a result of an increase in related headcount and salaries and an increase in professional services expenses.

STOCK-BASED COMPENSATION. We recorded total stock-based compensation expense of $2.5 million in the three month period ended September 30, 2000. The expense for the three months represented a decrease of $4.1 million from stock-based compensation expense of $6.6 million for the three months ended September 30, 1999.

INTEREST INCOME. Interest income for the three months ended September 30, 2000 was $527,000, an increase of $213,000 from interest income of $314,000 in the three months ended September 30, 1999. The increase in interest income reflected an increase in our cash equivalents and short-term investments, mainly due to our IPO in August, 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

REVENUE. Revenue for the nine months ended September 30, 2000 was $5.4 million, an increase of 1,340% from revenues of $375,000 for the first nine months of fiscal 1999. The increase in revenue resulted primarily from an increase in unit sales of our TA2020 and TA1101 digital audio amplifiers. Both of these products were introduced in the latter half of 1999 and began shipping in volume in the first quarter of 2000.

Sales to Komatsu Semiconductor Corporation, the majority of which relate to Sony Corporation, and sales to Natsteel Electronics Ltd., the majority of which relate to Apple Computer, accounted for approximately 56.2% and 17.5%, respectively, of revenue in the nine months ended September 30, 2000 and 44.3% and 0.0%, respectively, in the corresponding prior year period. For the nine months of 2000, sales to our five largest customers represented approximately 89.3% compared with 81.2% for the corresponding prior year period.

GROSS LOSS. Gross loss for the nine months ended September 30, 2000 was $2.0 million, an increase of $1 million from gross loss of $1.0 million for the nine months ended September 30, 1999. The increase in the gross loss was primarily due to a change in product mix and the continued impact of price concessions made to Komatsu (for sales to Sony Corporation) in order to accelerate the acceptance and introduction of a product in a new market segment. The price concession relates to one of the customer's products and is expected to continue through 2001. As a result of this price concession, we expect to incur gross losses on sales of this particular product to this customer throughout 2000 and 2001.

RESEARCH AND DEVELOPMENT. Research and development expenses for the nine months ended September 30, 2000 was $12.1 million, an increase of $3.4 million from $8.7 million for the nine months ended September 30, 1999. The increase resulted primarily from an increase in related headcount and salaries and an increase in product development expenses related to the development of our future audio, DSL and wireless products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the nine months ended September 30, 2000 was $6.1 million, an increase of $1.6 million from $4.5 million for the nine months ended September 30, 1999. This increase was primarily due to the forgiveness of stockholder notes receivable of approximately $1 million and an increase in related headcount and salaries.

STOCK-BASED COMPENSATION. We recorded total stock-based compensation expense of $12.1 million in the nine month period ended September 30, 2000, an increase of $1.5 million from stock-based compensation expense of $10.6 million for the nine month period of 1999. Included in the charge for the nine months of 2000 is $800,000 resulting from the increase in the estimated fair value of our stock relating to the stock purchased by our President in 1997 and 1998 with non-recourse notes as we were accounting for the options on a variable basis.

INTEREST INCOME. Interest income for the nine months ended September 30, 2000 was $950,000, a decrease of $150,000 from interest income of $1.1 million in the nine months ended September 30, 1999. The decrease in interest income reflected a decrease in our cash equivalents and short-term investments, as we were using our cash and short-term investments over much of the nine month period leading up to the IPO in August for working capital purposes.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations through the private sale of our equity securities, primarily the sale of preferred stock and through our initial public offering on August 1, 2000. Net proceeds to the company as a result of our initial public offering were approximately $45.5 million.

Net cash used by operating activities increased from $12.6 million for the nine months ended September 30, 1999 to $15.4 million for the nine months ended September 30, 2000. The increase was primarily due to an increase in our net loss from $23.7 million to $31.4 million in the corresponding periods ended September 30, 1999 and 2000, respectively.

Cash provided by investing activities decreased from $5.2 million for the nine months ended September 30, 1999 to $5.1 million for the nine months ended September 30, 2000. The decrease was primarily due to increased purchases of property and equipment.

Cash provided by financing activities increased from $1.1 million for the nine months ended September 30, 1999 to $46.4 million for the nine months ended September 30, 2000. The increase was primarily due to the net proceeds of $45.5 million from our initial public offering in August 2000.

We expect our future liquidity and capital requirements will fluctuate depending on numerous factors, including the cost and timing of future product development efforts, the timing of introductions of new products and enhancements to existing products, market acceptance of our existing and new products and the cost and timing of sales and marketing activities. We believe that the net proceeds from our initial public offering, together with cash generated by our operations, if any, will be sufficient to meet our operating and capital requirements for at least the next twelve months. However, we may need to raise additional capital in future periods through public or private financings, strategic relationships or other arrangements in order to fund our operations and potential acquisitions, if any, until we achieve profitability, if ever. Additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve restrictive covenants. However, we cannot be certain that any such financing will be available on acceptable terms, or at all. If we cannot raise additional capital when needed and on acceptable terms, we may not be able to pursue our growth strategy.


RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137 and 138, establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for fiscal years beginning after June 15, 2000. We believe that adoption of SFAS No. 133 will not have a material impact on our financial position or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provided guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. We believe that complying with SAB 101 will not have a material impact on our financial position and results of operations.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions involving Stock Compensation" an interpretation of APB Opinion No. 25. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material effect on our financial position or results of operations.

                  FACTORS POTENTIALLY AFFECTING FUTURE RESULTS

                          RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF LOSSES, EXPECT FUTURE LOSSES AND MAY NEVER ACHIEVE OR SUSTAIN PROFITABILITY.

As of September 30, 2000, we had an accumulated deficit of $101.2 million. We incurred net losses of approximately $31.4 million in the nine months ended September 30, 2000, $31.7 million in 1999 and $33.7 million in 1998. We expect to continue to incur net losses and these losses may be substantial. Furthermore, we expect to generate significant negative cash flow in the future. We will need to generate substantially higher revenue to achieve and sustain profitability and positive cash flow. Our recent revenue growth may not be sustainable and should not be considered indicative of future revenue growth. Our ability to generate future revenue and achieve profitability will depend on a number of factors, many of which are described throughout this section. If we are unable to achieve or maintain profitability, we will be unable to build a sustainable business. In this event, our share price and the value of your investment would likely decline.

OUR QUARTERLY OPERATING RESULTS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY AND MAY FAIL TO MEET THE EXPECTATIONS OF SECURITIES ANALYSTS AND
INVESTORS, WHICH MAY CAUSE OUR SHARE PRICE TO DECLINE.

Our quarterly operating results have fluctuated significantly in the past and are likely to continue to do so in the future. The many factors that could cause our quarterly results to fluctuate include:

-   level of sales;

-   mix of high and low margin products;

-   availability and pricing of wafers;

- timing of introducing new products, including lower cost versions of existing products; or fluctuations in manufacturing yields and other problems or delays in the fabrication, assembly, testing or delivery of products; and

-   rate of development of target markets.

A large portion of our operating expenses, including salaries, rent and capital lease expenses, are fixed. If we experience a shortfall in revenues relative to our expenses, we may be unable to reduce our expenses quickly enough to achieve quarterly operating results that meet the expectations of securities analysts and investors. In addition, we intend to increase our operating expenses in 2000 and 2001. We do not know whether our business will grow rapidly enough to absorb these costs. As a result, our operating results could fluctuate, and such fluctuations could cause the market price of our common stock to decline. We do not believe that period-to-period comparisons of our revenues and operating results are necessarily meaningful. You should not rely on the results of any one quarter as an indication of future performance.

WE RELY ON A SMALL NUMBER OF CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUE AND A DECREASE IN REVENUE FROM THESE CUSTOMERS COULD SERIOUSLY HARM OUR BUSINESS.

A relatively small number of customers have accounted for a significant portion of our revenues to date. Any reduction or delay in sales of our products to one or more of these key customers could seriously reduce our sales volume and revenue. In particular, sales to Komatsu Semiconductor Corporation, the purchasing agent for Sony Corporation, accounted for 78.0% of total revenue in 1999, and sales to Komatsu and to NatSteel Electronics accounted for 56.2% and 17.5% of total revenue in the nine months ended September 30, 2000. Moreover, sales to our five largest customers represented approximately 89.3% of our total revenue in the nine months ended September 30, 2000 and 80.8% of our total revenue in 1999. We expect that we will continue to rely on the success of our largest customers and on our success in selling our existing and future products to those customers in significant quantities. We cannot be sure that we will retain our largest customers or that we will be able to obtain additional key customers.

WE CURRENTLY RELY ON SALES OF TWO PRODUCTS FOR A SIGNIFICANT PORTION OF OUR REVENUE, AND THE FAILURE OF THESE PRODUCTS TO BE SUCCESSFUL IN THE FUTURE COULD SUBSTANTIALLY REDUCE OUR SALES.

We currently rely on sales of our TA2020 and TA1101 digital audio amplifiers to generate a significant portion of our revenue. Sales of these products amounted to 33.2% and 19.4%, respectively, of our revenue in 1999 and 54.8% and 37.5%, respectively, of our revenue in the nine months ended September 30, 2000. We have developed additional products and plan to introduce more products in the future but there can be no assurance that these products will be commercially successful. Consequently, if our existing products are not successful, our sales could decline substantially.

OUR LENGTHY SALES CYCLE MAKES IT DIFFICULT FOR US TO PREDICT IF OR WHEN A SALE WILL BE MADE AND TO FORECAST OUR REVENUE AND BUDGET EXPENSES, WHICH MAY CAUSE FLUCTUATIONS IN OUR QUARTERLY RESULTS.

Because of our lengthy sales cycles, we may experience a delay between increasing expenses for research and development, sales and marketing, and general and administrative efforts, as well as increasing investments in inventory, and the generation of revenue, if any, from such expenditures. In addition, the delays inherent in such lengthy sales cycle raise additional risks of customer decisions to cancel or change product plans, which could result in the loss of anticipated sales by us. Our new products are generally incorporated into our customers' products or systems at the design stage. To have our products selected for design into new products of current and potential customers, commonly referred to as design wins, often requires significant expenditures by us without any assurance of success. Once we have achieved a design win, our sales cycle will start with the test and evaluation of our products by the potential customer and design of the customer's equipment to incorporate our products. Generally, different parts have to be redesigned in order to incorporate successfully our devices into our customers' products. The sales cycle for the test and evaluation of our products can range from a minimum of three to six months, and it can take a minimum of an additional six to nine months before a customer commences volume production of equipment that incorporates our products. Achieving a design win provides no assurance that such customer will ultimately ship products incorporating our products or that such products will be commercially successful. Our revenue or prospective revenue would be reduced if a significant customer curtails, reduces or delays orders during our sales cycle, or chooses not to release products incorporating our products.

OUR CUSTOMERS MAY CANCEL OR DEFER PRODUCT ORDERS, WHICH COULD RESULT IN EXCESS INVENTORY.

Our sales are generally made pursuant to individual purchase orders that may be canceled or deferred by customers on short notice without significant penalty. To date we have not had any cancellations or deferrals by customers, however, cancellation or deferral of product orders could result in us holding excess inventory, which could seriously harm our profit margins and restrict our ability to fund our operations. We recognize revenue upon shipment of products to the end customer. Although we have not experienced customer refusals to accept shipped products or difficulties in collecting accounts receivable, such refusals or collection difficulties could result in significant charges against income, which could seriously harm our revenues and our cash flow.

WE MAY EXPERIENCE DIFFICULTIES IN THE INTRODUCTION OF NEW OR ENHANCED PRODUCTS THAT COULD RESULT IN SIGNIFICANT, UNEXPECTED EXPENSES OR DELAY THEIR LAUNCH, WHICH WOULD HARM OUR BUSINESS.

Our failure or our customers' failure to develop and introduce new products successfully and in a timely manner would seriously harm our ability to generate revenues. Consequently, our success depends on our ability to develop new products for existing and new markets, introduce such products in a timely and cost-effective manner and to achieve design wins. The development of these new devices is highly complex, and from time to time we have experienced delays in completing the development and introduction of new products. The successful introduction of a new product may currently take up to 18 months. Successful product development and introduction depends on a number of factors, including:accurate prediction of market requirements and evolving standards;

-   accurate new product definition;

-   timely completion and introduction of new product designs;

-   availability of foundry capacity;

-   achieving acceptable manufacturing yields; and

-   market acceptance of our products and our customers' products.

IF WE ARE UNABLE TO HIRE OR RETAIN KEY PERSONNEL, WE MIGHT NOT BE ABLE TO OPERATE OUR BUSINESS SUCCESSFULLY.

We may not be successful in recruiting and retaining executive officers and other key management and technical personnel. The competition for such employees is intense, particularly in Silicon Valley and particularly for experienced mixed-signal circuit designers, systems applications engineers and experienced executive personnel. A high level of technical expertise is required to support the implementation of our technology in our existing and new customers' products. We will need to hire a number of additional technical personnel if we are to increase the rate at which we develop new products and if we are to provide adequate technical support to a larger number of customers. In addition, the loss of the management and technical expertise of Dr. Adya S. Tripathi, our founder, president and chief executive officer, could seriously harm us. We do not have any employment contracts with our employees.

IF WE FAIL TO IMPROVE OUR OPERATIONAL SYSTEMS AND CONTROLS TO MANAGE FUTURE GROWTH, OUR BUSINESS COULD BE SERIOUSLY HARMED.

We have experienced a period of rapid growth, expanding from 22 employees in December 1997 to 135 employees in September 2000. This expansion has placed, and continues to place, significant demands on our resources. We must continue to improve our operational, financial and management information systems to keep pace with the growth of our business. In particular, our recent implementation of a new management information system, may cause problems and result in disruption of our operations. We cannot be sure that our efforts to improve our systems can be accomplished successfully.



                RISKS RELATED TO MANUFACTURING

WE DEPEND ON TWO OUTSIDE FOUNDRIES FOR OUR SEMICONDUCTOR DEVICE
MANUFACTURING REQUIREMENTS.

We do not own or operate a fabrication facility, and substantially all of our semiconductor device requirements are currently supplied by two outside foundries, United Microelectronics Corporation, or UMC, in Taiwan and STMicroelectronics Group in Europe. Although we primarily utilize these two outside foundries, most of our components are not manufactured at both foundries at any given time. As a result, each foundry is a sole source for certain products. There are significant risks associated with our reliance on outside foundries, including:
-   the lack of guaranteed wafer supply;

- limited control over delivery schedules, quality assurance and control, manufacturing yields and production costs; and

- the unavailability of or delays in obtaining access to key process technologies.

In addition, the manufacture of integrated circuits is a highly complex and technologically demanding process. Although we work closely with our foundries to minimize the likelihood of reduced manufacturing yields, our foundries have from time to time experienced lower than anticipated manufacturing yields, particularly in connection with the introduction of new products and the installation and start-up of new process technologies. Due to supply shortages in the wafer market, our wafer supply costs have increased significantly from the first quarter to the third quarter of 2000.

We provide our foundries with continuous forecasts of our production requirements; however, the ability of each foundry to provide us with semiconductor devices is limited by the foundry's available capacity. In many cases, we place our orders on a purchase order basis, and foundries may allocate capacity to the production of other companies' products while reducing the deliveries to us on short notice. In particular, foundry customers that are larger and better financed than us or that have long-term agreements with our foundries may cause such foundries to reallocate capacity in a manner adverse to us. In addition, if we choose to use a new foundry, several months are typically required to complete the qualification process before we can begin shipping products from the new foundry. If we encounter shortages or delays in obtaining semiconductor devices for our products in sufficient quantities when required, delivery of our products could be delayed, resulting in customer dissatisfaction and decreased revenues. In the event either foundry suffers any damage or destruction to their respective facilities, or in the event of any other disruption of foundry capacity, we may not be able to qualify alternative manufacturing sources for existing or new products in a timely manner. Even our current outside foundries would need to have certain manufacturing processes qualified in the event of disruption at another foundry, which we may not be able to accomplish in a timely enough manner to prevent an interruption in supply of the affected products.

WE DEPEND ON THIRD-PARTY SUBCONTRACTORS FOR MOST OF OUR SEMICONDUCTOR ASSEMBLY AND TESTING REQUIREMENTS AND ANY UNEXPECTED INTERRUPTION IN THEIR SERVICES COULD CAUSE US TO MISS SCHEDULED SHIPMENTS TO CUSTOMERS AND TO LOSE REVENUES.

Semiconductor assembly and testing are complex processes, which involve significant technological expertise and specialized equipment. As a result of our reliance on third-party subcontractors for assembly and testing of our products, we cannot directly control product delivery schedules, which has in the past, and could in the future, result in product shortages or quality assurance problems that could increase the costs of manufacture, assembly or testing of our products. Almost all of our products are assembled and tested by one of five subcontractors, AMBIT Microsystems Corporation in Taiwan, ST Assembly Test Services
Ltd. in Singapore, Amkor Technology, Inc. in the Philippines, ASE in Korea and ISE Labs Assembly in the United States. We do not have long-term agreements with any of these suppliers and retain their services on a per order basis. The availability of assembly and testing services from these subcontractors could be adversely affected in the event a subcontractor suffers any damage or destruction to their respective facilities, or in the event of any other disruption of assembly and testing capacity. Due to the amount of time normally required to qualify assemblers and testers, if we are required to find alternative manufacturing assemblers or testers of our components, shipments could be delayed.
Any problems associated with the delivery, quality or cost of our products could seriously harm our business.

FAILURE TO TRANSITION OUR PRODUCTS TO INCREASINGLY SMALLER
SEMICONDUCTOR CHIP SIZES AND PACKAGING COULD CAUSE US TO LOSE OUR
COMPETITIVE ADVANTAGE AND REDUCE OUR GROSS MARGINS.

We evaluate the benefits, on a product-by-product basis, of migrating to smaller semiconductor process technologies in order to reduce costs and have commenced migration of some products to smaller semiconductor processes. We believe that the transition of our products to increasingly smaller semiconductor processes will be important for us to reduce manufacturing costs and to remain competitive. Moreover, we are dependent on our relationships with our foundries to migrate to smaller semiconductor processes successfully. We cannot be sure that our future process migrations will be achieved without difficulties, delays or increased expenses. Our gross margins would be seriously harmed if any such transition is substantially delayed or inefficiently implemented.

OUR INTERNATIONAL OPERATIONS SUBJECT US TO RISKS INHERENT IN DOING BUSINESS ON AN INTERNATIONAL LEVEL THAT COULD HARM OUR OPERATING
RESULTS.

We currently obtain almost all of our manufacturing, assembly and test services from suppliers located outside the United States and may expand our manufacturing activities abroad. Approximately 98.0% of our total revenue in the nine months ended September 30, 2000 was derived from sales to independent customers based outside the United States. In 1999, approximately 94.6% of our total revenue was derived from sales to independent customers based outside of the United States. In addition, we often ship products to our domestic customers' international manufacturing divisions and subcontractors. Accordingly, we are subject to risks inherent in international operations, which include:

-   political, social and economic instability;

-   trade restrictions and tariffs;

-   the imposition of governmental controls;

- exposure to different legal standards, particularly with respect to intellectual property;

-   import and export license requirements;

-   unexpected changes in regulatory requirements;

-   difficulties in collecting receivables; and

-   potentially adverse tax consequences.

All of our international sales to date have been denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. Conversely, a decrease in the value of the U.S. dollar relative to foreign currencies would increase the cost of our overseas manufacturing, which would reduce our gross margins.

                       RISKS RELATED TO OUR PRODUCT LINES

OUR ABILITY TO ACHIEVE REVENUE GROWTH WILL BE HARMED IF WE ARE UNABLE TO PERSUADE ELECTRONIC SYSTEMS MANUFACTURERS TO ADOPT OUR NEW AMPLIFIER TECHNOLOGY.

We face difficulties in persuading manufacturers to adopt our products using our new amplifier technology. Traditional amplifiers use design approaches developed in the 1930s. These approaches are still used in most amplifiers and engineers are familiar with these design approaches. In order to adopt our products, manufacturers and engineers must understand and accept our new technology. To take advantage of our products, manufactures must redesign their systems, particularly components such as the power supply and heat sinks. Manufacturers must work with their suppliers to obtain modified components and they often must complete lengthy evaluation and testing. In addition, our amplifiers are often more expensive as components than traditional amplifiers. For these reasons, prospective customers may be reluctant to adopt our technology.

WE CURRENTLY DEPEND ON HIGH-END CONSUMER AUDIO MARKETS THAT ARE
TYPICALLY CHARACTERIZED BY AGGRESSIVE PRICING, FREQUENT NEW PRODUCT INTRODUCTIONS AND INTENSE COMPETITION.

A substantial portion of our current revenue is generated from sales of products that address the high-end consumer audio markets, including home theater, computer audio, and the automotive audio markets. These markets are characterized by frequent new product introductions, declining prices and intense competition. Pricing in these markets is aggressive, and we expect pricing pressure to continue. In the computer audio segment, our success depends on consumer awareness and acceptance of existing and new products by our customers and consumers in particular, the elimination of externally-powered speakers. In the automotive audio segment, we face pressure from our customers to deliver increasingly higher-powered solutions under significant engineering limitations due to the size constraints in car dashboards. In addition, our ability to obtain prices higher than the prices of traditional amplifiers will depend on our ability to educate manufacturers and their customers about the benefits of our products. Failure of our customers and consumers to accept our existing or new products will seriously harm our operating results.

IF WE ARE NOT SUCCESSFUL IN DEVELOPING AND MARKETING NEW AND ENHANCED PRODUCTS FOR THE DSL HIGH SPEED COMMUNICATIONS MARKETS THAT KEEP PACE WITH TECHNOLOGY AND OUR CUSTOMERS' NEEDS, OUR OPERATING RESULTS WILL SUFFER.

The market for our DSL products is new and emerging, and is characterized by rapid technological advances, intense competition and a relatively small number of potential customers. This will likely result in price erosion on existing products and pressure for cost-reduced future versions. We are currently sampling and field testing our first product for the DSL market and we have not received any large volume orders. Implementation of our products require manufacturers to accept our technology and redesign their products. If potential customers do not accept our technology or experience problems implementing our devices in their products, our products could be rendered obsolete and our business would be harmed. If we are unsuccessful in introducing future products with enhanced performance, our ability to achieve revenue growth will be seriously harmed.

WE MAY EXPERIENCE DIFFICULTIES IN THE INTRODUCTION OF AMPLIFIER
PRODUCTS FOR USE IN THE CELLULAR PHONE MARKET THAT COULD RESULT IN SIGNIFICANT EXPENSES OR DELAY IN THEIR LAUNCH.

We are currently developing a line of amplifier products for use in the cellular phone market. The first in this family of products is being designed for use in particular types of cellular phones which use a digital wireless transmission method known as Code Division Multiple Access, or CDMA. We currently have no design wins or customers for these products under development. We may not introduce our amplifier products for the cellular phone market on time, and such products may never achieve market acceptance. Furthermore, competition in the cellular phone market is likely to result in price reductions, shorter product life cycles, reduced gross margins and longer sales cycles.

INTENSE COMPETITION IN THE SEMICONDUCTOR INDUSTRY AND IN THE CONSUMER AUDIO AND COMMUNICATIONS MARKETS COULD PREVENT US FROM ACHIEVING OR SUSTAINING PROFITABILITY.

The consumer audio, personal computer, communications and semiconductor industries are highly competitive. We compete with a number of major domestic and international suppliers of semiconductors in the audio and communications markets. We also may face competition from suppliers of products based on new or emerging technologies. Many of our competitors operate their own fabrication facilities and have longer operating histories and presence in key markets, greater name recognition, access to larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than us. As a result, such competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the promotion and sale of their products than us. Current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers, resellers or other third parties. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. In addition, existing or new competitors may in the future develop technologies that more effectively address the transmission of digital information through existing analog infrastructures at a lower cost or develop new technologies that may render our technology obsolete. We cannot assure you that we will be able to compete successfully in the future against our existing or potential competitors, or that our business will not be harmed by increased competition.

OUR PRODUCTS ARE COMPLEX AND MAY HAVE ERRORS AND DEFECTS THAT ARE
DETECTED ONLY AFTER DEPLOYMENT IN CUSTOMERS' PRODUCTS, WHICH MAY HARM OUR BUSINESS.

Products such as those that we offer may contain errors and defects when first introduced or as new versions are released. We have in the past experienced such errors and defects, in particular in the development stage of a new product. Delivery of products with production defects or reliability, quality or compatibility problems could significantly delay or hinder market acceptance of such products, which could damage our reputation and seriously harm our ability to retain our existing customers and to attract new customers. Moreover, such errors and defects could cause problems, interruptions, delays or a cessation of sales to our customers. Alleviating such problems may require substantial redesign, manufacturing and testing which would result in significant expenditures of capital and resources. Despite testing conducted by us, our suppliers and our customers, we cannot be sure that errors and defects will not be found in new products after commencement of commercial production. Such errors and defects could result in additional development costs, loss of, or delays in, market acceptance, diversion of technical and other resources from our other development efforts, product repair or replacement costs, claims by our customers or others against us, or the loss of credibility with our current and prospective customers. Any such event could result in the delay or loss of market acceptance of our products and would likely harm our business.

DOWNTURNS IN THE HIGHLY CYCLICAL SEMICONDUCTOR INDUSTRY AND RAPID
TECHNOLOGICAL CHANGE COULD RESULT IN SUBSTANTIAL PERIOD-TO-PERIOD
FLUCTUATIONS IN WAFER SUPPLY, PRICING AND AVERAGE SELLING PRICES WHICH MAKE IT DIFFICULT TO PREDICT OUR FUTURE PERFORMANCE.

We provide semiconductor devices to the audio, personal computer and communications markets. The semiconductor industry is highly cyclical and subject to rapid technological change and has been subject to significant economic downturns at various times, characterized by diminished product demand, accelerated erosion of average selling prices and production overcapacity. The semiconductor industry also periodically experiences increased demand and production capacity constraints. As a result, we may experience substantial period-to-period fluctuations in future results of operations due to general semiconductor industry conditions, overall economic conditions or other factors, many of which are outside our control. Due to these risks, you should not rely on period-to-period comparisons to predict our future performance.

          RISKS RELATED TO OUR INTELLECTUAL PROPERTY

OUR INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS MAY BE INSUFFICIENT TO PROTECT OUR COMPETITIVE POSITION.

Our business depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws to protect our proprietary technologies. We cannot be sure that such measures will provide meaningful protection for our proprietary technologies and processes. We have five issued United States patents, two allowed United States patent applications and 20 additional United States patent applications which are pending. We cannot be sure that any patent will issue as a result of these applications or future applications or, if issued, that any claims allowed will be sufficient to protect our technology. In addition, we cannot be sure that any existing or future patents will not be challenged, invalidated or circumvented, or that any right granted thereunder would provide us meaningful protection. The failure of any patents to provide protection to our technology would make it easier for our competitors to offer similar products. In connection with our participation in the development of various industry standards, we may be required to agree to license certain of our patents to other parties, including our competitors, that develop products based upon the adopted standards.

We also generally enter into confidentiality agreements with our employees and strategic partners, and generally control access to and distribution of our documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products, services or technology without authorization, develop similar technology independently or design around our patents. In addition, effective copyright, trademark and trade secret protection may be unavailable or limited in certain foreign countries. Some of our customers have entered into agreements with us pursuant to which such customers have the right to use our proprietary technology in the event we default in our contractual obligations, including product supply obligations, and fail to cure the default within a specified period of time.

WE MAY BE SUBJECT TO INTELLECTUAL PROPERTY RIGHTS DISPUTES THAT COULD DIVERT MANAGEMENT'S ATTENTION AND COULD BE COSTLY.

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. From time to time, we may receive in the future, notices of claims of infringement, misappropriation or misuse of other parties' proprietary rights. We cannot be sure that we will prevail in these actions, or that other actions alleging infringement by us of third-party patents, misappropriation or misuse by us of third- party trade secrets or the invalidity of one or more patents held by us will not be asserted or prosecuted against us, or that any assertions of infringement, misappropriation or misuse or prosecutions seeking to establish the invalidity of our patents will not seriously harm our business. For example, in a patent or trade secret action, an injunction could be issued against us requiring that we withdraw particular products from the market or necessitating that specific products offered for sale or under development be redesigned. We have also entered into certain indemnification obligations in favor of our customers and strategic partners that could be triggered upon an allegation or finding of our infringement, misappropriation or misuse of other parties' proprietary rights. Irrespective of the validity or successful assertion of such claims, we would likely incur significant costs and diversion of our management and personnel resources with respect to the defense of such claims, which could also seriously harm our business. If any claims or actions are asserted against us, we may seek to obtain a license under a third party's intellectual property rights. We cannot be sure that under such circumstances a license would be available on commercially reasonable terms, if at all. Moreover, we often incorporate the intellectual property of our strategic customers into our designs, and we have certain obligations with respect to the non-use and non-disclosure of such intellectual property. We cannot be sure that the steps taken by us to prevent our, or our customers', misappropriation or infringement of the intellectual property will be successful.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk of loss. Some of the securities that we may invest in the future may be subject to market risk for changes in interest rates. To mitigate this risk, we plan to maintain a portfolio of cash equivalents and short term investments in a variety of securities, which may include commercial paper, money market funds, government and non-government debt securities. Currently, we are exposed to minimal market risks. We manage the sensitivity of our results of operations to these risks by maintaining a conservative portfolio, which is comprised solely of highly-rated, short-term investments. We do not hold or issue derivative, derivative commodity instruments or other financial instruments for trading purposes.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 4, 2000 we completed an initial public offering of shares of our common stock. The managing underwriters in the offering were Salomon Smith Barney, Deutsche Banc Alex. Brown, U. S. Bancorp Piper Jaffray and Dain Rauscher Wessels. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (No. 333-35028). The Securities and Exchange Commission declared the Registration Statement effective July 31, 2000.

In our initial public offering we sold 5,000,000 shares of common stock registered under the Registration Statement and an additional 100,000 shares were sold pursuant to the exercise of the underwriters' over-allotment option. The securities were sold at $10.00 per share resulting in net proceeds to the company of $45.5 million, after deducting underwriting fees, commissions and other offering expenses. Upon closing, all outstanding shares of preferred stock were converted into shares of common stock on a one-for-one basis.

We expect to use the net proceeds from the sale of the common stock for general corporate purposes, including working capital and capital expenditures. The amounts actually expended for such purposes may vary significantly and will depend on a number of factors, including the Company's future revenues and cash generated by operations and other factors described under "Factors Potentially Affecting Future Results." Accordingly, the Company retains broad discretion in the allocation of the net proceeds of the offering. A portion of the net proceeds may also be used to acquire or invest in complementary businesses, technologies or product offerings, however, there are no current material agreements or commitments with respect to such activities.

ITEM 3. DEFAULTS IN SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      List of Exhibits

              3-1    Amended and Restated Certifcate of Incorporation
             27-1    Financial Data Schedule

(b)      Reports on Form 8-K

None

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.

                                  Tripath Technology Inc


                Date: November 8, 2000 by:     /s/ John J. DiPietro
                                               -----------------------------
                                               John J. DiPietro,
                                               Vice President and
                                               Chief Financial Officer
                                               (duly authorized officer and
                                               principal financial officer)