Form 10-K405
period 2000-12-31
TRIPATH TECHNOLOGY INC
filed 2001-03-07
CIK 1045739

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -----------------

                                    FORM 10-K
                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                               -----------------

                                   (MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2000

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      COMMISSION FILE NUMBER: ____________

                             TRIPATH TECHNOLOGY INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               -----------------

            DELAWARE                                            77-0407364
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NUMBER)
                               3900 FREEDOM CIRCLE
                              SANTA CLARA, CA 95054
                                 (408) 567-3000
        (ADDRESS, INCLUDING ZIP CODE, OR REGISTRANT'S PRINCIPAL EXECUTIVE
               OFFICES AND TELEPHONE NUMBER, INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $0.001 PAR VALUE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K /X/

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $375,225,875 as of December 31, 2000, based upon the closing price on the Nasdaq National Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose. The number of shares outstanding of the Registrant's common stock on December 31, 2000 was 26,216,655 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed with the Securities and Exchange Commission, are incorporated by reference to Part III of this Form 10-K Report.

Certain Exhibits filed with the Registrant's Registration Statement on Form S-1 (Registration No. 333-35028), as amended, are incorporated herein by reference into Part IV of this Form 10-K Report.

================================================================================

                             TRIPATH TECHNOLOGY INC.
                       INDEX TO ANNUAL REPORT ON FORM 10-K
                        FOR YEAR ENDED DECEMBER 31, 2000

                                                                                                          PAGE
                                                                                                          ----

                                                   PART I

ITEM 1.      Business........................................................................................2
ITEM 2.      Properties.....................................................................................11
ITEM 3.      Legal Proceedings..............................................................................11
ITEM 4.      Submission of Matters to a Vote of Security Holders............................................11

                                                  PART II

ITEM 5.      Market for Registrant's Common Equity and Related Stockholder Matters..........................12
ITEM 6.      Selected Financial Data........................................................................13
ITEM 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations..........14
ITEM 7A.     Quantitative and Qualitative Disclosures About Market Risks....................................27
ITEM 8.      Financial Statements and Supplementary Data....................................................28
ITEM 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........47

                                                  PART III

ITEM 10.     Directors and Officers of the Registrant.......................................................48
ITEM 11.     Executive Compensation.........................................................................48
ITEM 12.     Security Ownership of Certain Beneficial Owners and Management.................................48
ITEM 13.     Certain Relationships and Related Transactions.................................................48

                                                  PART IV

ITEM 14.     Exhibits, Financial Statements, Schedules and Reports on Form 8-K..............................49

SIGNATURES

                                     PART I

         This document contains a number of forward-looking statements. Our business is subject to numerous risks and uncertainties. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors."

ITEM 1.  BUSINESS

         We design and sell amplifiers based on our proprietary technology, which we call Digital Power Processing, that enables us to provide significant performance, power efficiency, size, weight and cost advantages over traditional amplifier technology. We target applications where high signal quality and power efficiency are important. We currently provide amplifiers for several audio electronics markets. These markets include consumer audio applications such as DVD players, home theater systems, Internet appliances, gaming consoles, computer audio applications, where our products could enable manufacturers to eliminate externally-powered speakers or improve the overall sound quality and efficiency of systems, and automotive audio applications, including dashboard and trunk units. We have begun offering amplifiers for use in digital subscriber line, or DSL, equipment. We are developing amplifiers for digital wireless handsets, to increase talk time and battery life, which we do not expect to introduce before 2002. We have also begun development efforts for fiber optic applications of our technology, though we do not currently have any product offerings for these types of applications.

         We were incorporated in California in July 1995, and reincorporated in Delaware in July 2000.

PRODUCTS

         We have been supplying amplifiers for the audio electronics markets since 1998. We have recently begun sampling and field testing the first in a family of amplifier products for the DSL market. We are currently developing a family of amplifier products for use in wireless handsets, also known as RF Power Amplifiers. The first in this family of products will be designed for use in wireless handsets which utilize a transmission method known as CDMA.

         AMPLIFIERS FOR AUDIO ELECTRONICS

         We provide a range of digital audio amplifiers based on our Digital Power Processing technology. Manufacturers are incorporating our digital audio amplifiers in a diverse set of products, including mini-stereo systems, Internet appliances, satellite and cable television set-top boxes, home theater systems, automotive audio systems, and audiophile quality amplifiers.

         The key factors that differentiate our products are the level of power delivered, the input format to the amplifier and the level of integration included in our product. We augment our products with applications support that includes reference designs, evaluation kits and consulting services. All of our products share similar characteristics in terms of high efficiencies and excellent sound quality as measured by total harmonic distortion, or THD.

         We offer two broad categories of audio amplifier products, specifically fully integrated audio amplifiers and amplifier drivers. In our integrated products the actual power output transistors are included in the single integrated circuit package. These products currently support power levels of up to two channels of 100 watts per channel. This 100 watt power level is approximately three times greater than that which has been achieved to date in the industry in a single integrated circuit package. At levels greater than 100 watts per channel, we offer driver products that include our proprietary signal processing integrated circuit and a high voltage integrated circuit that drives a range of external power transistors. The use of external power transistors is required at these power levels due to the heat dissipation limitations of a single integrated circuit package. We offer driver products with power capability that ranges from 100 watts to 2000 watts. We use a four ohm load for reference when we specify power.

         The table below summarizes our audio products that are currently on the market.


                  -----------------------------------------------------------------------------------------------------------------
                                        OUTPUT         OPERATING      TOTAL HARMONIC                                   INTRODUCTION
                      PRODUCT       (WATTS/CHANNEL)   EFFICIENCY      DISTORTION(1)             APPLICATIONS             DATE(2)
-----------------------------------------------------------------------------------------------------------------------------------
                       TA1101B            10W            >80%           0.04% THD           Mini-stereo systems,         Q1 1999
                                                                                        Internet appliances, PC audio
   INTEGRATED
   AMPLIFIERS

                  -----------------------------------------------------------------------------------------------------------------
                       TA2020             20W            >80%           0.04% THD         Integrated home theater,       Q3 1999
                                                                                           set-top boxes, Internet
                                                                                          appliances, televisions,
                                                                                          DVD, mini-stereo systems
                  -----------------------------------------------------------------------------------------------------------------
                       TA2022            100W            >80%           0.05% THD         DVD, mini-stereo systems,      Q2 2000
                                                                                              automotive audio
-----------------------------------------------------------------------------------------------------------------------------------
                       TA0102            150W            >90%           0.05% THD        Audio/Video receivers, car      Q3 1998
                                                                                         trunk amplifiers, subwoofer
                                                                                                 amplifiers
                  -----------------------------------------------------------------------------------------------------------------
    AMPLIFIER          TA0103            250W            >90%            0.04% THD        Audio/Video receivers, car     Q3 1998
     DRIVERS                                                                             trunk amplifiers, subwoofer
                                                                                                 amplifiers
                  -----------------------------------------------------------------------------------------------------------------
                       TA3020            350W            >80%           0.05% THD        Audio/Video receivers, car      Q3 2000
                                                                                         trunk amplifiers, subwoofer
                                                                                                 amplifiers
                  -----------------------------------------------------------------------------------------------------------------
                       TA0104            500W            >90%           0.02% THD           Pro-audio amplifiers,        Q3 1998
                                                                                        automobile power amplifiers,
                                                                                            subwoofer amplifiers
-----------------------------------------------------------------------------------------------------------------------------------

--------------------
(1) Total Harmonic Distortion, or THD, measures the change in a signal as it is amplified, expressed as a percentage of a pure input signal. The more accurate an amplifier is, the lower its THD will be.

(2) The Introduction Date is the date when samples are first delivered to potential customers. Further design and manufacturing refinements may be necessary before volume production begins. The time interval between the introduction date and volume shipments may be as long as three calendar quarters.

         Digital Input Products

         The products in the table above support analog inputs to be compatible with existing analog amplifier systems. The digital nature of our amplifier architecture will enable us to support future systems that are all digital and eliminate the need for the conversion of the digital audio content on source material such as CDs, DVDs and MP3 files to an analog signal. Eliminating this conversion will lower costs by eliminating components and improve sound quality introduced in the conversion process. In these all-digital systems the digital content and quality will be preserved all the way from the source material to the output of the amplifier.

         There are currently two digital input formats that we plan to support across the product line in the table above. The first is referred to as a direct stream digital interface, which is a high speed serial format matched to the audio content on CDs and DVDs. We anticipate that our products that will support this interface will be introduced in the fourth quarter of 2001. The second digital interface that is popular in the market is referred to as I(2)S. In this interface, the digital content is encoded in a format that is specified by the I(2)S standard. We anticipate introducing products that include this interface to our amplifiers in the second quarter of 2002.

         Automotive Audio Amplifiers

         Because of their ability to decrease the size and weight of audio systems, our products can be used in applications in automotive audio systems where these issues are critical. We are developing products specifically targeted for automotive applications. The first of these products will be a four-channel device that delivers 70 watts per channel. We anticipate introducing this product in the fourth quarter of 2001.

         AMPLIFIERS FOR DSL APPLICATIONS

         Our Digital Power Processing technology allows us to produce highly linear amplifiers for line cards that use power more efficiently than traditional amplifiers with conventional architectures. DSL amplifiers are often called line drivers. Because our line drivers are more power efficient, they eliminate the heat sink and other electronic components used with traditional line drivers. As a result, our line drivers can be smaller than traditional analog-based line drivers. In addition, their efficiency makes them a more attractive solution for DSL service providers because the power budgeted for the equipment in the telephone companies' central office is fixed.

         Our initial product is a line driver for use in the ADSL market. ADSL, or Asymmetric DSL, a popular form of DSL technology, is designed to allow greater data rates from the central office to the subscriber than from the subscriber to the central office. This means that typical users will be able to download data faster than they can send data, which is suitable for most residential users. In February 2001, we announced our entry into the ADSL chipset market with a new family of central office ADSL line drivers. These new products offer full reach and data rate capability and can reduce heat dissipation by more than 50 percent versus conventional line drivers. Our line driver configurations feature:
        - power consumption that ranges from 620mW to 880mW per channel
        - support for full rate and G. LITE data rates
        - low distortion specifications
        - low power mode
        - digitally programmable gain
        - small footprint package
In addition, in February 2001 we announced a collaborative agreement with Alcatel U.S.A., Inc. based upon our new family of line drivers.

         Our DSL line drivers offer DSL service providers the following benefits:

         HIGHER PORT DENSITY. Our line drivers enable our customers to increase the number of subscriber lines given fixed power and space constraints. This allows DSL service providers to achieve higher port density.

         INCREASED SIGNAL REACH AND CONNECTION SPEED. The distance a signal can travel with an effective usefulness is known as signal reach, and the speed at which data can be transferred is known as connection speed. Intermodulation Distortion, or IMD, is a measure of linearity and indicates how well an amplifier can reduce the impact of undesirable frequencies which are produced in the transmission process. Our line drivers, due to their linearity, can more accurately reproduce the signal inputs, allowing for improvements in output signal reach and connection speed to the consumer.

         The following table provides additional information concerning the specifications of our current and future generation of DSL line drivers.

------------------------------------------------------------------------------------------------------------------------
                          POWER CONSUMPTION
       PRODUCT           (MILLIWATTS/CHANNEL)                         APPLICATION                    INTRODUCTION DATE
------------------------------------------------------------------------------------------------------------------------
        TA401X                660-880mW                     Central office ADSL line driver               Q2 2000
    Single channel
        family
------------------------------------------------------------------------------------------------------------------------
        TA402X          less than 750mW per channel         Central office ADSL line driver               Q3 2001
     Dual channel
        family
------------------------------------------------------------------------------------------------------------------------

         Customers are currently testing our TA401X product. Following this test phase, we expect to make further refinements before beginning volume shipments. We expect volume shipments to begin in the third quarter of 2001.

         AMPLIFIERS FOR WIRELESS PRODUCTS

         Our expertise in the development of highly linear and energy efficient circuits has allowed us to develop an amplifier architecture which we believe is well-suited for use in digital handsets and other wireless products. The initial targeted market is for cellular phones that utilize a digital transmission method known as CDMA. Linearity is important to this technology because CDMA uses a complex signal transmission method that requires more accurate reception and reproduction. Additionally, we believe our Digital Power Processing technology could provide significant improvements to the design of cellular phones in terms of talk-time, data connection time, and battery size, which are all dependent on the efficiency of the RF Power Amplifier. We do not anticipate sampling a test chip for this application before 2002.

         FIBER OPTIC APPLICATIONS

         In order to meet the demands for high capacity or high-speed data transmission, service providers are deploying fiber optic networks. Fiber optic technology involves the transmission of data in optical fiber via pulses of light and provides higher quality and greater bandwidth over longer distances than traditional copper wire. Optical fiber is currently being deployed across the three major segments of communications networks: long-haul, metropolitan area and local access. Long haul networks connect cities to each other. Local area networks are typically within a building or campus and connect individuals to each other and to the metropolitan network. Metropolitan area networks connect buildings and businesses within cities to each other and to the long haul networks and local access networks. Metropolitan area networks are emerging as a bottleneck as the capacity and bandwidth of both the local access networks and long haul networks are expanding. Enterprises are currently deploying one gigabit per second Ethernet systems on their premises and campuses. The long haul networks are deploying 10 gigabit per second systems based on the synchronous optical network, or SONET, standard. Service providers in metropolitan areas are looking for low cost solutions to transport and switch traffic between local and long haul networks. Both 10 gigabit Ethernet transceivers and 10 Gigabit SONET transceivers will compete to provide this low cost solution for metropolitan area networks.

         We are using our expertise in signal processing and low power mixed signal design to develop solutions with receiver electrical signal equalization that will enable the use of lower cost optical components for 10 gigabit per second links. These solutions will be targeted to reduce the cost and improve the optical link performance of both 10 gigabit per second Ethernet and 10 gigabit per second SONET systems for metropolitan area networks. We do not currently have products available for fiber optic applications.

CORE TECHNOLOGY

         We believe that one of our key competitive advantages is our broad base of patented core technologies, which are comprised of innovative adaptive and predictive signal processing techniques. These processing techniques are derived from algorithms used in communications theories. These unique techniques are derived from a confluence of four primary disciplines in mixed signal circuit design, DSP algorithm development, power semiconductor circuit design, and packaging design. We intend to continue to build and improve on these four primary technology foundations as our company expands its product reach into other markets and industries.

         We have implemented unique processing algorithms in a silicon-based processor which we call a Mixed Signal Processor. The execution speed of these complex algorithms by our Mixed Signal Processor allows us to achieve the required linearity and efficiency in our products. The Mixed Signal Processor functionality is a vital component in the architecture of the products we design.

         Our four key areas of competency are highlighted below:

         MIXED SIGNAL CIRCUIT DESIGN EXPERTISE

         We are an innovator in advanced mixed signal circuit design with a particular focus on audio amplifiers, DSL line driver amplifiers, RF Power Amplifiers and Fiber Optics. We have developed significant intellectual property in our mixed signal circuit designs which are applicable across multiple markets. As such, we have demonstrated significant improvements in power efficiency and linearity for audio amplifiers and central office line driver integrated circuits. We are also applying this same core technology to the development of highly linear and highly efficient RF Power Amplifier integrated circuits for incorporation in cellular telephones.

         DSP ALGORITHM EXPERTISE

         We have expertise in developing system applications using our Digital Power Processing technology. This includes industry standard designs as well as customer specific systems in the DSL and consumer audio markets. The high efficiency, high quality power processing products that we design require a comprehensive understanding of new and innovative DSP techniques at the system as well as the device level. We will continue to research and improve our Digital Power Processing technology.

         POWER SEMICONDUCTOR CIRCUIT DESIGN EXPERTISE

         We have developed significant expertise in designing power circuits in semiconductors. This requires a specialized understanding of complex issues, such as thermal effects and reliability related to the control of power.

         PACKAGING DESIGN EXPERTISE

         We have developed significant competency and knowledge regarding packaging requirements for various applications in different markets. Our customers have specific requirements in terms of form factor and package type for their end-use products. We use various semiconductor manufacturing processes that allow us to manufacture semiconductors at multiple locations and combine them into single integrated circuits.

RESEARCH AND DEVELOPMENT

         Our research and development efforts are focused on developing products based on our Digital Power Processing technology for high growth markets, such as the DSL, wireless communications and fiber optic markets. In addition, we continue to develop new products for the audio electronics market. As of December 31, 2000, our research and development staff consisted of 103 employees, many of whom have experience across multiple engineering disciplines. In 1998, 1999 and 2000, our research and development expenses were approximately $8.2 million, $18.3 million and $26.1 million, respectively. We expect that we will continue to invest substantial funds in research and development activities.

MANUFACTURING

         WAFER FABRICATION

         We are able to use independent silicon foundries to manufacture our integrated circuits because our products are manufactured with standard processes. By outsourcing our manufacturing requirements, we are able to focus our resources on design engineering.

         Our operations group closely manages the interface between manufacturing and design engineering. The group manages performance testing of our devices, including quality assurance. We maintain our organizational structure and testing standards to match market leading semiconductor manufacturers. We use online work-in-progress control where possible, and maintain close reporting mechanisms with all our suppliers to ensure that the manufacturing subcontracting process is transparent to our customers.

         Our key silicon foundries are United Microelectronics Corporation in Taiwan and STMicroelectronics Group in Europe. We believe we have adequate capacity to support our current sales levels. We continue to work with our existing foundries to obtain more production capacity and we are actively qualifying new foundries to provide additional production capacity.

         Our Mixed Signal Processor devices are currently manufactured with a CMOS process using a 0.5 micron technology. CMOS is an industry standard semiconductor manufacturing process. We continuously evaluate the benefits, on a product by product basis, of migrating to smaller design technologies in order to reduce costs. Our next generation products will utilize 0.25 and 0.18 micron technology. Our power output circuitry is manufactured using a high voltage process technology.

         ASSEMBLY AND TEST

         We currently outsource all of our assembly and testing operations to Amkor Technology, Inc. in the Philippines, ST Assembly Test Services Ltd. in Singapore, STS (formerly ISE Labs Assembly) in the United States, AMBIT Microsystems Corporation in the Philippines and ASE in Korea and the Philippines.

         QUALITY ASSURANCE

         We currently rely on our foundries and assembly subcontractors to assist in the qualification process. We also participate in quality and reliability monitoring through each stage of the production cycle. We closely monitor wafer foundry production to ensure consistent overall quality, reliability and yield levels.

CUSTOMERS

         End customers for our products are primarily manufacturers of audioelectronic components, communications infrastructure equipment and wireless communications equipment. We have recognized at least $100,000 in revenue during the twelve month period ended December 31, 2000 from each of the customers listed below.

         Creative Labs

         Jabil Circuit Sdn Bhd (contract manufacturer for Sonic Blue)

         Komatsu Semiconductor Corporation (distributor to Sony Corporation)

         Macnica, Inc.

         Manufacturers Services Ltd. (contract manufacturer for Sonic Blue)

         Natsteel Corp. (contract manufacturer for Apple Computer)

         Phoenix Gold

         Raynet Technologies (contract manufacturer for Apple Computer)

         Uniquest

         The majority of our sales are to Komatsu Semiconductor Corporation, one of our distributors in Japan responsible for Sony Corporation. Natsteel and Raynet Technologies are contract manufacturers for Apple Computer Inc. Jabil Circuit Sdn Bhd and Manufacturers Services Ltd. are contract manufactures for Sonic Blue (formerly S3 Corporation).

         For the years ended December 31, 1999 and 2000, our five largest customers accounted for 80.8% and 88.2% of our revenue, respectively.

         We do not have formal long-term agreements with these customers relating to the sale of our products, but rather sell our products to them on an order-by-order basis.

SALES AND MARKETING

         We rely on our direct sales force, independent sales representatives and distributors to penetrate each of our key target markets. Our sales headquarters is located in Santa Clara, California. In addition, we market and sell our products at our regional office located in Japan and throughout our sales presence in the United Kingdom, as well as through representatives and independent distributors in Europe, the Middle East and Asia. We incorporated our regional office in Japan as a wholly-owned subsidiary in January 2001. Our sales force, together with our engineering and technical staff, works closely with customers to integrate our amplifiers into their products. We believe that close working relationships with customers will help us to achieve design wins and ultimately achieve high volume production.

         Our marketing strategy is to target existing and potential customers who are industry leaders in the audio electronics, DSL communications and wireless communications markets. Currently, our marketing team has a product and market segment-based focus, divided among integrated audio products and module-based driver products, and separately divided among the personal computer, Internet appliance and automotive audio markets. We intend to expand our marketing personnel in the areas of wireline, wireless communications and fiber optics. This will further focus our marketing team into areas of expertise consistent with the needs of our customers in the communications marketplace.

         We have embarked on an aggressive program to develop brand awareness of our technology. As a part of this strategy we seek to have our customers label their consumer products with our brand names to promote the brand awareness of our technology. We believe this strategy will serve as an endorsement of our products. Our current brand names include Class-T, Digital Power Processing and Combinant Digital.

COMPETITION

         We currently compete directly with audio amplifier and DSL line driver suppliers. Our principal competitors in the audio amplifier market include Apogee Technology, Inc., National Semiconductor Corporation, Philips Electronics, Sanyo Semiconductor Corporation, STMicroelectronics Group, Texas Instruments Incorporated and Toshiba Corporation. In addition, a number of companies, such as Cirrus Logic Inc. have announced their intention to enter this market. We have been active in the audio amplifier market since our inception and we believe that we maintain a strong competitive position.

         In the DSL line driver market, we currently estimate that we compete with the following four companies: Analog Devices, Inc., Elantec Semiconductor, Inc., Linear Technology Corporation, and Texas Instruments Incorporated. This is a new market for us in which many of our competitors have longer operating histories.

         We believe that the principal factors of competition in these markets are product capabilities; level of integration; reliability; price; power consumption; time-to-market; system cost; intellectual property; customer support; and reputation.

         In each of these markets, we believe that our main competitive advantages are our product capabilities, low power consumption, and level of integration. However, many of our competitors are large public companies that have longer operating histories and significantly greater resources than us. As a result, these competitors may compete favorably on factors such as price, customer support and reputation.

INTELLECTUAL PROPERTY

         We rely primarily on a combination of patent, copyright, trademark, trade secret and other intellectual property laws, nondisclosure agreements and other protective measures to protect our proprietary technologies and processes. We have eight issued United States patents, two allowed United States patents, and have filed an additional 34 United States patent applications which are pending. We expect to continue to file patent applications where appropriate to protect our proprietary technologies.

EMPLOYEES

         As of December 31, 2000, we had 137 full-time employees, including 103 employees engaged in research and development, 18 engaged in sales and marketing and 16 engaged in general administration activities. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe our employee relations are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information regarding our executive officers as of December 31, 2000:

                  NAME                       AGE                                   POSITION
------------------------------------------  -----  -------------------------------------------------------------------------
Dr. Adya S. Tripathi                         48     President and Chief Executive Officer, Chairman of the Board
John J. DiPietro                             42     Chief Financial Officer, Vice President of Finance and Administration
Serban C. Coss                               51     Executive Vice President of Operations and Strategic Alliances
Andreas H. Melder                            42     Vice President of Sales and Business Development
Neal J. Carney                               44     Vice President of Marketing
Cary Delano                                  32     Vice President of Advanced Technology Group
Paul Negus                                   45     Vice President of Operations
Alan J. Soucy                                45     Vice President of Advanced Products and Applications
Donald Wile                                  47     Vice President of Engineering

         DR. ADYA S. TRIPATHI founded Tripath and has served as our President, Chief Executive Officer and Chairman since our inception in 1995. Before founding Tripath, Dr. Tripathi held a variety of senior management and engineering positions with AMD, Hewlett-Packard, IBM, IMP, National Semiconductor and Vitel Communications. Dr. Tripathi holds B.S. and M.S. degrees in Electronics Engineering from Benaras Hindu University in India. He pursued graduate work at the University of Nevada-Reno and the University of California-Berkeley, receiving his Ph.D. in Electrical Engineering from the former in 1984. He has also taught at the University of California-Berkeley Extension.

         JOHN J. DIPIETRO has served as our Chief Financial Officer and Vice President of Finance and Administration since September 1999. Prior to joining us, from October 1995 to September 1999, he was Chief Operating Officer, Vice President of Finance, Chief Financial Officer and Secretary of Calypte Biomedical Corporation, a diagnostics product company. He is a member of the board of directors of Calypte Biomedical Corporation. He also held various positions at PricewaterhouseCoopers (PwC) most recently, Senior Manager, in his 9 years with PwC. He is a Certified Public Accountant (CPA). He received his M.B.A. from the University of Chicago, Graduate School of Business, and received his B.S. in Accounting from Lehigh University.

         SERBAN C. COSS has served as our Executive Vice President of Operations and Strategic Alliances since June 2000. Prior to joining us, from 1988 to 2000, Mr. Coss was Vice President of various business units at STMicroelectronics Group. Mr. Coss also held positions at SGS Microelectronics, COMTEC Economation Inc. and ICE. He received his M.S. in Electrical Engineering from the Polytechnic Institute of Bucharest.

         ANDREAS H. MELDER has served as our Vice President of Sales and Business Development since June 2000, as Vice President of Sales and Marketing since March 2000, as Vice President of Business Development since November 1999 and as Director of Business Development since April 1998. Prior to joining us, from August 1996 to April 1998, Mr. Melder was a Co-Founder and Vice President of Sales and Marketing of Microtune. Mr. Melder also held several senior marketing and sales positions at Cirrus Logic and Pixel Semiconductor (a Cirrus Logic acquisition) from 1994 to 1996. He received his B.S. in Electrical Engineering and Business from Carnegie-Mellon University and his M.S. in Electrical Engineering and Operations Research from Southern Methodist University.

         NEAL J. CARNEY has served as our Vice President of Marketing since June 2000. Between 1990 and 2000, he held various senior marketing and business unit management positions at Agilent Technologies and Hewlett Packard's Semiconductor Products Group. From 1987 to 1990 he managed Hewlett Packard's Semiconductor Products Marketing Center in Tokyo, Japan. In addition, he held product management positions at Raytheon Data Systems. He received his B.S. in Physics and his M.B.A. from Rensselaer Polytechnic Institute.

         CARY DELANO has served as our Vice President of Advanced Technology Group since August 2000 and has held various management positions at Tripath since our inception in 1995. Prior to joining us Mr. Delano was with National Semiconductor. He received his MSEE from Santa Clara University and his BSEE from San Jose State University.

         PAUL NEGUS has served as our Vice President of Operations since April 1999. Between May 1998 and April 1999, he served as Vice President of Operations and Customer Service with two start-up companies in the mass storage market. From February 1997 to May 1998, Mr. Negus was Vice President of Operations of NetPower. He was Vice President, Asia Division of Manufacturers Services Ltd., a global manufacturing company, from 1995 forward to his position with NetPower.

         ALAN J. SOUCY has served as our Vice President of Advanced Products and Applications since July 1999. Prior to joining us, from 1996 to 1999, he worked for Philips Electronics as the general manager of the mobile computing division, with responsibility for all strategic and operational aspects of the handheld computing business. While at Philips, he also established Mobilesoft, an Internet-based electronic software distribution business. From 1993 to 1996, he was Vice President at Zenith Data Systems, with responsibility for the portable and mobile businesses, and, prior to that, Vice President for Product Strategy and Planning. He holds a B.S. in Management Science from the University of Rhode Island.

         DON WILE has served as our Vice President of Engineering from August 1999, and, prior to that, as the Director of Engineering since 1995. Mr. Wile holds several patents, and has published several papers. He received his B.S. in Electrical Engineering from Cornell University in 1975 and his M.S. in Electrical Engineering from the University of California-Berkeley in 1978.

ITEM 2. PROPERTIES

         We lease one facility in Santa Clara, California, which has approximately 36,000 square feet pursuant to the lease, which expires on November 1, 2002. This facility comprises our headquarters and includes our administration, sales and marketing, and research and development departments. We also have a sales office in Japan and a sales presence in the United Kingdom.

ITEM 3. LEGAL PROCEEDINGS

         From time to time, we may be involved in litigation that arises through the normal course of business. As of the date of filing of this Form 10-K, we are not a party to any litigation that we believe could reasonably be expected to materially harm our business or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of the security holders during the fourth quarter of 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock has been quoted on the Nasdaq National Market under the symbol "TRPH" since our initial public offering in August 2000. Prior to this time, there was no public market for our stock. The following table sets forth the high and low closing sales prices per share of our common stock as reported on the Nasdaq National Market for the periods indicated. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. As of December 31, 2000 there were 62 holders of record of our common stock.


                                                                                 SALE PRICE
                                                                      -------------------------------
                                                                           HIGH               LOW
                                                                      --------------    -------------
FISCAL 2000:
   Third Quarter (from August 1, 2000) .......................        $     25.44       $      9.06
   Fourth Quarter.............................................        $     31.62       $     10.37


         On August 1, 2000, we completed our initial public offering (the "IPO") pursuant to a Registration Statement on Form S-1 (File No. 333-35028). In the IPO, we sold an aggregate of 5,100,000 shares of common stock (including an over-allotment option of 100,000 shares) at $10 per share. The IPO generated aggregate gross proceeds of $51 million for us. The aggregate net proceeds to us were approximately $45.4 million, after deducting underwriting discounts and commissions of approximately $3.6 million and expenses of the offering of approximately $2.0 million. We used the proceeds for general corporate purposes, including working capital and capital expenditures.

ITEM 6. SELECTED FINANCIAL DATA

(in thousands, except per share amounts)

                                                                          YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------------------------------
                                                       1996          1997           1998          1999           2000
                                                   ----------     ----------    ----------     ----------    ----------
STATEMENT OF OPERATIONS DATA:
Revenue........................................    $       --     $       --    $      180     $      648    $    9,300
Cost of revenue................................            --             --           196          2,463        11,347
                                                   ----------     ----------    ----------     ----------    ----------
Gross loss.....................................            --             --           (16)        (1,815)       (2,047)
                                                   ----------     ----------    ----------     ----------    ----------

Operating expenses:
   Research and development....................         1,111          2,055         8,162         18,320        26,074
   Selling, general and Administrative.........           599          1,158        26,481         12,935        14,772
                                                   ----------     ----------    ----------     ----------    ----------

Total operating expenses.......................         1,710          3,213        34,643         31,255        40,846
                                                   ----------     ----------    ----------     ----------    ----------

Loss from operations...........................        (1,710)        (3,213)      (34,659)       (33,070)      (42,893)
Interest income................................           193            442         1,002          1,368         1,626
                                                   ----------     ----------    ----------     ----------    ----------

Net loss.......................................    $   (1,517)    $   (2,771)   $  (33,657)    $  (31,702)   $  (41,267)
                                                   ==========     ==========    ==========     ==========    ==========

Basic and diluted net loss per share...........    $    (0.17)    $    (0.28)   $    (3.32)    $    (2.98)   $    (2.34)
                                                   ==========     ==========    ==========     ==========    ==========

Number of shares used to compute basic and
   diluted net loss per share..................         8,850          9,844        10,143         10,624        17,625
                                                   ==========     ==========    ==========     ==========    ==========


                                                                                DECEMBER 31,
                                                   --------------------------------------------------------------------
                                                       1996          1997           1998          1999           2000
                                                   ----------     ----------    ----------     ----------    ----------
BALANCE SHEET DATA:
Cash, cash equivalents, short-term
   investments and restricted cash.............    $    3,829     $   16,125    $   33,955     $   17,403    $   36,515
Working capital................................         3,667         15,952        34,029         17,081        36,160
Total assets...................................         4,659         17,244        37,391         22,634        47,111
Convertible preferred stock....................         6,156         21,127        49,611         49,611            --
Total stockholders' equity (deficit)...........        (1,703)        (4,172)      (13,427)       (30,262)       40,088

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We design and sell amplifiers based on our proprietary Digital Power Processing technology. We are supplying amplifiers for audio electronics applications, and we have begun offering amplifiers for DSL applications. We were incorporated in July 1995, and we began shipping products in the first quarter of 1998. Accordingly, we have limited historical financial information and operating history upon which you may evaluate us and our prospects. We incurred net losses of approximately $41.3 million in 2000, $31.7 million in 1999 and $33.7 million in 1998. We expect to continue to incur net losses and these losses may be significant.

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

         We currently use independent suppliers to manufacture, test and assemble all of our products. Cost of revenue includes third party manufacturing, test and assembly costs as well as salaries and overhead costs associated with employees engaged in activities related to manufacturing. Research and development expense consists primarily of salaries and related overhead costs associated with employees engaged in research, design and development activities as well as the cost of wafers, which are ultra-thin cross-sections of semiconductor material on which integrated circuits are located, and other materials and related services used in the development process. Selling, general and administrative expense consists primarily of employee compensation and related overhead expenses and advertising and marketing expenses.

         Stock-based compensation expense relates both to stock-based employee and consultant compensation arrangements. Employee-related stock-based compensation expense is based on the difference between the estimated fair value of our common stock on the date of grant and the exercise price of options to purchase that stock and is being recognized on an accelerated basis over the vesting periods of the related options, usually four years, or in the case of fully vested options, in the period of grant. In January 1997 and March 1998, our President exercised fully-vested stock options and made payment in the form of non-recourse notes totaling $636,000. Due to certain terms contained in these non-recourse notes, the options were being accounted for on a variable basis, and accordingly, the compensation costs associated with shares purchased with non-recourse notes have been remeasured at each period end, and to the extent the estimated fair market value of our stock has increased during the period, we have recorded additional compensation expense. Total compensation expense recognized up to December 31, 2000 for these shares is $14.2 million. On April 14, 2000 the notes and related interest were forgiven by the Board of Directors and we recorded compensation expense of $738,000. Consultant stock-based compensation expense is based on the Black-Scholes option pricing model. Future compensation charges will be reduced if any employee or consultant terminates employment or consultation prior to the expiration of the option vesting period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

         REVENUE. Revenue for 2000 was $9.3 million, an increase of $8.7 million or 1,335% from revenue of $648,000 in 1999. This increase in revenue resulted primarily from increased shipments of our TA2020 and TA1101 products. Revenue for 1999 increased $468,000 or 260% from revenue of $180,000 in 1998. Revenue in 1998 included $32,000 for a non-recurring engineering project. The increase in revenue from 1998 to 1999 resulted from increased sales of our initial products and from the introduction of our TA2020 product in the fourth quarter of 1999.

         GROSS PROFIT (LOSS). Gross loss for 2000 was $2.0 million (including stock-based compensation expense of $86,000) compared to a gross loss of $1.8 million (including stock-based compensation expense of $43,000) for 1999 and a gross loss of $16,000 in 1998. The increasing gross loss in 2000 was due to the continued impact of price concessions made to Komatsu (for sales to Sony Corporation) in order to accelerate the acceptance and introduction of one product in a new market segment. This price concession is expected to have less impact on gross margins as the company's product mix migrates to new products in 2001.

         RESEARCH AND DEVELOPMENT. Research and development expenses for 2000 were $26.1 million (including stock-based compensation expense of $8.1 million), an increase of $7.8 million or 43% from research and development expenses of $18.3 million (including stock-based compensation expense of $6.9 million) in 1999. Research and development expenses for 1999 increased $10.1 million or 123% from research and development expenses of $8.2 million (including stock-based compensation expense of $2.8 million) in 1998. The year-to-year increases were primarily a result of increased staffing, increased product development expenses, and increased facility costs and expenses. We continue to invest in research and development and expect that the dollar amount of research and development expenses will continue to increase in future periods.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for 2000 were $14.8 million (including stock-based compensation expense of $6.6 million), an increase of $1.9 million or 14.7% from selling, general and administrative expenses of $12.9 million (including stock-based compensation expense of $6.9 million) in 1999. Selling, general and administrative expenses for 1999 decreased $13.6 million or 51% from selling, general and administrative expenses of $26.5 million in 1998 (including stock-based compensation expense of $21.4 million). Excluding stock-based compensation, selling, general and administrative expenses increased in absolute dollars in each of the years from 1998 through 2000. The increase in selling, general and administrative expenses from 1998 to 1999 reflected an increase in our sales and marketing personnel and other marketing expenses. The increase in selling, general and administrative expenses from 1999 to 2000 was due to increased headcount and salaries and due to the forgiveness of stockholders notes receivable. We expect that the dollar amount of selling, general and administrative expenses will continue to increase in future periods as we continue to expand our sales and marketing activities.

         INTEREST INCOME. Interest income for 2000 was $1.6 million, an increase of $200,000 or 14.3% from interest income of $1.4 million in 1999. Interest income for 1999 increased $400,000 or 40.0% from interest

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

income of $1.0 million in 1998. In each year, the increase in interest income resulted from increases in our average cash equivalents and short-term investment balances resulting from our equity financings.

INCOME TAXES

         We have incurred no income tax expense to date. As of December 31, 2000, we had available federal net operating loss carryforwards of approximately $66.5 million and state net operating loss carryforwards of approximately $31.8 million. We also had research and development tax credit carryforwards of approximately $1.4 million. The net operating loss and credit carryforwards will expire at various times through 2019. As of December 31, 2000, we had deferred tax assets of approximately $26.6 million, which consisted primarily of net operating loss carryforwards, research and development tax credit carryforwards and nondeductible reserves and accruals. We have recorded no tax benefit in our financial statements for these deferred tax assets. Deferred tax assets will be recognized in future periods as any taxable income is realized and consistent profits are reported.

LIQUIDITY AND CAPITAL RESOURCES

         Since our inception, we have financed our operations through the private sale of our equity securities, primarily the sale of preferred stock and through our initial public offering on August 1, 2000. In 1995, we raised $2.2 million from the sale of preferred stock to OPTi, Inc., Sanyo Semiconductor Corporation and others. In 1996, we raised $3.9 million from the sale of preferred stock to OPTi, Inc., Sanyo Semiconductor Corporation and others. In 1997, we raised $15.0 million from the sale of preferred stock to United Microelectronics Corporation, Intel Corporation and others. In 1998, we raised $28.5 million from the sale of preferred stock to Cisco Systems, Inc., and others. Net proceeds to the company as a result of our initial public offering were approximately $45.4 million.

         Net cash used by operating activities during the years ended December 31, 1998, 1999 and 2000 was $8.0 million, $17.4 million, and $24.6 million, respectively. During these periods, cash used by operating activities consisted primarily of cash utilized to fund operating losses and for working capital.

         Our investing activities used cash in the amount of $18.8 million in 2000 for the purchase of short-term investments and capital equipment. In 1999 our investing activities produced cash in the amount of $3.1 million, from the net sale of short-term investments, offset by the purchase of capital equipment. In 1998 our investing activities used cash in the amount of $9.7 million for the purchase of short-term investments and capital equipment.

         In 2000 our financing activities provided cash in the amount of $46.4 million, the majority of which was derived from our initial public offering. In 1999 our financing activities provided cash in the amount of $1.9 million from the exercise of stock options and proceeds from payment of a note receivable from a stockholder. In 1998 our financing activities provided cash in the amount of $27.5 million from the sale of convertible preferred stock.

         We expect our future liquidity and capital requirements will fluctuate depending on numerous factors, including the cost and timing of future product development efforts, the timing of introductions of new products and enhancements to existing products, market acceptance of our existing and new products and the cost and timing of sales and marketing activities. We believe that the net proceeds from our initial public offering, together with cash generated by our operations, if any, will be sufficient to meet our operating and capital requirements for at least the next twelve months. However, we may need to raise additional capital in

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137 and 138, establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for fiscal years beginning after June 15, 2000.
The Company adopted SFAS No. 133 effective January 1, 2001. The adoption of
SFAS No. 133 did not have a material impact on our financial position or results of operations.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provided guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. The adoption of SAB 101 did not have a material impact on our financial position or results of operations.

RISK FACTORS

         OUR BUSINESS IS SUBJECT TO NUMEROUS RISKS, INCLUDING THOSE DISCUSSED BELOW. IF ANY OF THE EVENTS DESCRIBED IN THESE RISKS OCCURS, OUR BUSINESS, FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS COULD BE SERIOUSLY HARMED.

                          RISKS RELATED TO OUR BUSINESS

         OUR LIMITED OPERATING HISTORY AND DEPENDENCE ON NEW TECHNOLOGIES MAKE IT DIFFICULT TO EVALUATE OUR FUTURE PRODUCTS.

         We were incorporated in July 1995, but did not begin shipping products until 1998. Many of our products have only recently been introduced. Accordingly, we have limited historical financial information and operating history upon which you may evaluate us and our products. Our prospects must be considered in light of the risks, challenges and difficulties frequently encountered by companies in their early stage of development, particularly companies in intensely competitive and rapidly evolving markets such as the semiconductor industry. We cannot be sure that we will be successful in addressing these risks and challenges.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         WE HAVE A HISTORY OF LOSSES, EXPECT FUTURE LOSSES AND MAY NEVER ACHIEVE OR SUSTAIN PROFITABILITY.

         As of December 31, 2000, we had an accumulated deficit of $111.1 million. We incurred net losses of approximately $41.3 million in 2000, $31.7 million in 1999 and $33.7 million in 1998. We expect to continue to incur net losses and these losses may be substantial. Furthermore, we expect to generate significant negative cash flow in the future. We will need to generate substantially higher revenue to achieve and sustain profitability and positive cash flow. Our recent revenue growth may not be sustainable and should not be considered indicative of future revenue growth. Our ability to generate future revenue and achieve profitability will depend on a number of factors, many of which are described throughout this section. If we are unable to achieve or maintain profitability, we will be unable to build a sustainable business. In this event, our share price would likely decline.

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

         - fluctuations in manufacturing yields and other problems or delays in the fabrication, assembly, testing or delivery of products; and

         -        rate of development of target markets.

         A large portion of our operating expenses, including salaries, rent and capital lease expenses, are fixed. If we experience a shortfall in revenues relative to our expenses, we may be unable to reduce our expenses quickly enough to achieve quarterly operating results that meet the expectations of securities analysts and investors. In addition, we intend to increase our operating expenses in 2001. We do not know whether our business will grow rapidly enough to absorb these costs. As a result, our operating results could fluctuate, and such fluctuations could cause the market price of our common stock to decline. We do not believe that period-to-period comparisons of our revenues and operating results are necessarily meaningful. You should not rely on the results of any one quarter as an indication of future performance.

         WE RELY ON A SMALL NUMBER OF CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUE AND A DECREASE IN REVENUE FROM THESE CUSTOMERS COULD SERIOUSLY HARM OUR BUSINESS.

         A relatively small number of customers have accounted for a significant portion of our revenues to date. Any reduction or delay in sales of our products to one or more of these key customers could seriously reduce our sales volume and revenue. In particular, sales to Komatsu and to Natsteel Corp. accounted for 59.6% and 18.9% of revenue in 2000, and sales to Komatsu Semiconductor Corporation, the purchasing agent

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

for Sony Corporation, accounted for 50.4% of revenue in 1999. Moreover, sales to our five largest customers represented approximately 88.2% of our revenue in 2000 and 80.8% of our revenue in 1999. We expect that we will continue to rely on the success of our largest customers and on our success in selling our existing and future products to those customers in significant quantities. We cannot be sure that we will retain our largest customers or that we will be able to obtain additional key customers.

         WE CURRENTLY RELY ON SALES OF TWO PRODUCTS FOR A SIGNIFICANT PORTION OF OUR REVENUE, AND THE FAILURE OF THESE PRODUCTS TO BE SUCCESSFUL IN THE FUTURE COULD SUBSTANTIALLY REDUCE OUR SALES.

         We currently rely on sales of our TA2020 and TA1101 digital audio amplifiers to generate a significant portion of our revenue. Sales of these products amounted to 92.8% of our revenue in 2000 and 52.6% of our revenue in 1999. We have developed additional products, including our recently introduced and products which we expect may contribute materially to our future revenues, and plan to introduce more products in the future. However, we cannot be sure that any of these products will be commercially successful. If these existing products are not successful, our sales could decline substantially.

         OUR LENGTHY SALES CYCLE MAKES IT DIFFICULT FOR US TO PREDICT IF OR WHEN A SALE WILL BE MADE AND TO FORECAST OUR REVENUE AND BUDGET EXPENSES, WHICH MAY CAUSE FLUCTUATIONS IN OUR QUARTERLY RESULTS.

         Because of our lengthy sales cycles, we may experience a delay between increasing expenses for research and development, sales and marketing, and general and administrative efforts, as well as increasing investments in inventory, and the generation of revenue, if any, from such expenditures. In addition, the delays inherent in such lengthy sales cycle raise additional risks of customer decisions to cancel or change product plans, which could result in the loss of anticipated sales by us. Our new products are generally incorporated into our customers' products or systems at the design stage. To endeavor to have our products selected for design into new products of current and potential customers, commonly referred to as design wins, often requires significant expenditures by us without any assurance of success. Once we have achieved a design win, our sales cycle will start with the test and evaluation of our products by the potential customer and design of the customer's equipment to incorporate our products. Generally, different parts have to be redesigned in order to incorporate our devices successfully into our customers' products. The sales cycle for the test and evaluation of our products can range from a minimum of three to six months, and it can take a minimum of an additional six to nine months before a customer commences volume production of equipment that incorporates our products. Achieving a design win provides no assurance that such customer will ultimately ship products incorporating our products or that such products will be commercially successful. Our revenue or prospective revenue would be reduced if a significant customer curtails, reduces or delays orders during our sales cycle, or chooses not to release products incorporating our products.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         WE MAY EXPERIENCE DIFFICULTIES IN THE INTRODUCTION OF NEW OR ENHANCED PRODUCTS THAT COULD RESULT IN SIGNIFICANT, UNEXPECTED EXPENSES OR DELAY THEIR LAUNCH, WHICH WOULD HARM OUR BUSINESS.

         Our failure or our customers' failure to develop and introduce new products successfully and in a timely manner would seriously harm our ability to generate revenues. Consequently, our success depends on our ability to develop new products for existing and new markets, introduce such products in a timely and cost-effective manner and to achieve design wins. The development of these new devices is highly complex, and from time to time we have experienced delays in completing the development and introduction of new products. The successful introduction of a new product may currently take up to 18 months. Successful product development and introduction depends on a number of factors, including:

         - accurate prediction of market requirements and evolving standards;

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

         IF WE FAIL TO MANAGE FUTURE GROWTH, OUR BUSINESS COULD BE SERIOUSLY HARMED.

         We have experienced a period of rapid growth, expanding from 22 employees in December 1997 to 137 employees in December 2000. This expansion has placed, and continues to place, significant demands on our resources. We must continue to improve our operational, financial and management information systems to keep pace with the growth of our business. In particular, during the past year we implemented a new management information system. While we have not experienced significant problems with this system, we can offer no assurances that this system or others will not cause problems in the future and result in the disruption of our operations. We cannot be sure that any future efforts to improve our systems will be accomplished successfully.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     WE MAY ENGAGE IN ACQUISITIONS THAT MAY HARM OUR OPERATING RESULTS, DILUTE OUR STOCKHOLDERS AND CAUSE US TO INCUR DEBT OR ASSUME CONTINGENT LIABILITIES.

     As part of our business strategy, we expect to review acquisition prospects that would complement our existing product offerings, augment our market coverage or enhance our technological capabilities. Our future acquisitions could result in:

     - potentially dilutive issuances of equity securities;

     - large one-time write-offs;

     - the incurrence of debt and contingent liabilities; and

     - the incurrence of amortization expenses or impairment write downs related to goodwill and other intangible assets.

     Such actions by us could seriously harm our results of operations and the price of our common stock. Furthermore, acquisitions entail numerous risks, including:

     - difficulties in the assimilation and integration of operations, personnel, technologies, products and the information systems of the acquired companies;

     -    diversion of management's attention from other business concerns;

     - risks of entering geographic or business markets in which we have no or limited prior experience; and

     -    the potential loss of key employees.

     Since we have not made any material acquisitions in the past, we cannot be sure that we will be able to successfully integrate any businesses, products, technologies or personnel that might be acquired in the future.

     OUR HEADQUARTERS, AS WELL AS THE PRINCIPAL FACILITIES OF SOME OF OUR PRINCIPAL MANUFACTURERS AND CUSTOMERS ARE LOCATED IN GEOGRAPHIC REGIONS WITH INCREASED RISKS OF POWER SUPPLY FAILURE, NATURAL DISASTERS, LABOR STRIKES AND POLITICAL UNREST.

     Our headquarters is located in Santa Clara, California, an area on or near a known earthquake fault within the state. In addition, businesses within the State of California are currently subject to electrical blackouts as a consequence of a shortage of available electrical power. In the event these blackouts continue or increase in severity, they could disrupt the operations of our facilities within the state.

     Our principal manufacturers and customers are located in the Pacific Rim region. The risk of earthquakes in this region, particularly in Taiwan, is significant due to the proximity of major earthquake fault lines. Earthquakes, fire, flooding and other natural disasters in the Pacific Rim region likely would result in the disruption of our foundry partners' assembly and testing capacity and the ability of our customers to purchase our products. Labor strikes or political unrest in these regions would likely also disrupt operations of our foundries and customers. In particular, there is a recent history of political unrest between China and

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Taiwan. Any disruption resulting from such events could cause significant delays in shipments of our products until we are able to shift our manufacturing, assembly and testing from the affected contractor to another third-party vendor. We cannot be sure that such alternative capacity could be obtained on favorable terms, if at all. Moreover, any such disruptions could also cause significant decreases in our sales to these customers until our customers resume normal purchasing volumes.

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

     In addition, the manufacture of integrated circuits is a highly complex and technologically demanding process. Although we work closely with our foundries to minimize the likelihood of reduced manufacturing yields, our foundries have from time to time experienced lower than anticipated manufacturing yields, particularly in connection with the introduction of new products and the installation and start-up of new process technologies. Due to supply shortages in the wafer market, our wafer supply costs have increased significantly from the first quarter to the fourth quarter of 2000.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     WE DEPEND ON THIRD-PARTY SUBCONTRACTORS FOR MOST OF OUR SEMICONDUCTOR ASSEMBLY AND TESTING REQUIREMENTS AND ANY UNEXPECTED INTERRUPTION IN THEIR SERVICES COULD CAUSE US TO MISS SCHEDULED SHIPMENTS TO CUSTOMERS AND TO LOSE REVENUES.

     Semiconductor assembly and testing are complex processes which involve significant technological expertise and specialized equipment. As a result of our reliance on third-party subcontractors for assembly and testing of our products, we cannot directly control product delivery schedules, which has in the past, and could in the future, result in product shortages or quality assurance problems that could increase the costs of manufacture, assembly or testing of our products. Almost all of our products are assembled and tested by one of five subcontractors, AMBIT Microsystems Corporation in Taiwan, ST Assembly Test Services Ltd. in Singapore, Amkor Technology, Inc. in the Philippines, ASE in Korea and ISE Labs Assembly in the United States. We do not have long-term agreements with any of these suppliers and retain their services on a per order basis. The availability of assembly and testing services from these subcontractors could be adversely affected in the event a subcontractor suffers any damage or destruction to their respective facilities, or in the event of any other disruption of assembly and testing capacity. Due to the amount of time normally required to qualify assemblers and testers, if we are required to find alternative manufacturing assemblers or testers of our components, shipments could be delayed. Any problems associated with the delivery, quality or cost of our products could seriously harm our business.

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

     OUR INTERNATIONAL OPERATIONS SUBJECT US TO RISKS INHERENT IN DOING BUSINESS ON AN INTERNATIONAL LEVEL THAT COULD HARM OUR OPERATING RESULTS.

         We currently obtain almost all of our manufacturing, assembly and test services from suppliers located outside the United States and may expand our manufacturing activities abroad. Approximately 93.1% of our revenue in 2000 was derived from sales to independent customers based outside the United States. In 1999, approximately 94.6% of our revenue was derived from sales to independent customers based outside of the United States. In addition, we often ship products to our domestic customers' international manufacturing divisions and subcontractors. Accordingly, we are subject to risks inherent in international operations, which include:

     -    political, social and economic instability;

     -    trade restrictions and tariffs;

     -    the imposition of governmental controls;

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The market for our DSL products is new and emerging, and is characterized by rapid technological advances, intense competition and a relatively small number of potential customers. This will likely result in price erosion on existing products and pressure for cost-reduced future products. We are currently sampling and field testing our first product for the DSL market and we have not received any large volume orders. Implementation of our products require manufacturers to accept our technology and redesign their products. If potential customers do not accept our technology or experience problems implementing our devices in their products, our products could be rendered obsolete and our business would be harmed. If we are unsuccessful in introducing future products with enhanced performance, our ability to achieve revenue growth will be seriously harmed.

     WE MAY EXPERIENCE DIFFICULTIES IN THE INTRODUCTION OF AMPLIFIER PRODUCTS FOR USE IN THE CELLULAR PHONE AND FIBER OPTICS MARKETS THAT COULD RESULT IN SIGNIFICANT EXPENSES OR DELAY IN THEIR LAUNCH.

     We are currently developing lines of amplifier products for use in the cellular phone and fiber optics markets. We currently have no design wins or customers for these products under development. We may not introduce our amplifier products for the cellular phone or optics markets on time, and such products may never achieve market acceptance. Furthermore, competition in these markets is likely to result in price reductions, shorter product life cycles, and longer sales cycles compared with what we have experienced to date.

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

     OUR PRODUCTS ARE COMPLEX AND MAY HAVE ERRORS AND DEFECTS THAT ARE DETECTED ONLY AFTER DEPLOYMENT IN CUSTOMERS' PRODUCTS, WHICH MAY HARM OUR BUSINESS.

     Products such as those that we offer may contain errors and defects when first introduced or as new versions are released. We have in the past experienced such errors and defects, in particular in the development stage of a new product. Delivery of products with production defects or reliability, quality or compatibility problems could significantly delay or hinder market acceptance of such products, which could damage our reputation and seriously harm our ability to retain our existing customers and to attract new

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

     We also generally enter into confidentiality agreements with our employees and strategic partners, and generally control access to and distribution of our documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products, services or technology without authorization, develop similar technology independently or design around our patents. In addition, effective copyright, trademark and trade secret protection may be unavailable or limited in certain foreign countries. Some of our customers have entered into agreements with us pursuant to which such customers have the right to use our proprietary technology in the event we default in our

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

contractual obligations, including product supply obligations, and fail to cure the default within a specified period of time.

     WE MAY BE SUBJECT TO INTELLECTUAL PROPERTY RIGHTS DISPUTES THAT COULD DIVERT MANAGEMENT'S ATTENTION AND COULD BE COSTLY.

     The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. From time to time, we may receive in the future, notices of claims of infringement, misappropriation or misuse of other parties' proprietary rights. We cannot be sure that we will prevail in these actions, or that other actions alleging infringement by us of third-party patents, misappropriation or misuse by us of third-party trade secrets or the invalidity of one or more patents held by us will not be asserted or prosecuted against us, or that any assertions of infringement, misappropriation or misuse or prosecutions seeking to establish the invalidity of our patents will not seriously harm our business. For example, in a patent or trade secret action, an injunction could be issued against us requiring that we withdraw particular products from the market or necessitating that specific products offered for sale or under development be redesigned.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                                         PAGE
                                                                                         -----
          Report of Independent Accountants...............................................29

          Balance Sheets..................................................................30

          Statements of Operations........................................................31

          Statements of Stockholders' Equity (Deficit)....................................32

          Statements of Cash Flows........................................................33

          Notes to Financial Statements...................................................34

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Tripath Technology Inc.

     In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Tripath Technology Inc. at December 31, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

San Jose, California
January 25, 2001

                             TRIPATH TECHNOLOGY INC.
                                 BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                         DECEMBER 31,
                                                                                                 -----------------------------
                                                                                                     1999             2000
                                                                                                 ------------     ------------
      ASSETS
      Current assets:
            Cash and cash equivalents........................................................    $      9,568     $     12,651
            Short-term investments...........................................................           6,835           23,864
            Restricted cash..................................................................           1,000               --
            Accounts receivable, net.........................................................             414            2,266
            Inventories......................................................................           2,301            3,320
            Prepaid expenses and other current assets........................................             248            1,082
                                                                                                 ------------     ------------

                  Total current assets.......................................................          20,366           43,183
      Property and equipment, net............................................................           2,093            3,666
      Other assets...........................................................................             175              262
                                                                                                 ------------     ------------

                  Total assets...............................................................    $     22,634     $     47,111
                                                                                                 ============     ============

      LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
      Current liabilities:
            Accounts payable.................................................................    $        746     $      3,927
            Accrued expenses.................................................................           1,592            2,290
            Deferred distributor revenue.....................................................             947              806
                                                                                                 ------------     ------------

                  Total current liabilities..................................................           3,285            7,023
                                                                                                 ------------     ------------

            Commitments and contingencies (Note 10)

            Convertible preferred stock......................................................          49,611               --
                                                                                                 ------------     ------------

            Stockholders' equity (deficit):
                  Common stock, $0.001 par value, 100,000,000 shares authorized;
                  10,899,022 and 26,216,655 shares issued and outstanding....................              11               26
            Additional paid-in capital.......................................................          50,854          158,533
            Stockholder notes receivable.....................................................            (726)              --
            Deferred stock-based compensation................................................         (10,566)          (7,369)
            Accumulated deficit..............................................................         (69,835)        (111,102)
                                                                                                 ------------     ------------
                  Total stockholders' equity (deficit).......................................         (30,262)          40,088
                                                                                                 ------------     ------------

                       Total  liabilities,  convertible  preferred stock and  stockholders'
                       equity (deficit)......................................................    $     22,634     $     47,111
                                                                                                 ============     ============

   The accompanying notes are an integral part of these financial statements.

                             TRIPATH TECHNOLOGY INC.
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                               ---------------------------------------
                                                                                  1998           1999          2000
                                                                               ----------     ----------    ----------
  Revenue..................................................................    $      180     $      648    $    9,300
  Cost of revenue..........................................................           196          2,463        11,347
                                                                               ----------     ----------    ----------

  Gross loss...............................................................           (16)        (1,815)       (2,047)
                                                                               ----------     ----------    ----------

  Operating expenses:
        Research and development...........................................         8,162         18,320        26,074
        Selling, general and administrative................................        26,481         12,935        14,772
                                                                               ----------     ----------    ----------

             Total operating expenses......................................        34,643         31,255        40,846
                                                                               ----------     ----------    ----------

  Loss from operations.....................................................       (34,659)       (33,070)      (42,893)
  Interest income..........................................................         1,002          1,368         1,626
                                                                               ----------     ----------    ----------

  Net loss.................................................................    $  (33,657)    $  (31,702)   $  (41,267)
                                                                               ==========     ==========    ==========

  Basic and diluted net loss per share.....................................    $    (3.32)    $    (2.98)   $    (2.34)
                                                                               ==========     ==========    ==========

  Number of shares used to compute basic and
    diluted net loss per share.............................................        10,143         10,624        17,625
                                                                               ==========     ==========    ==========

  Stock-based compensation included in:
        Cost of revenue....................................................    $       --     $       43    $       86
        Research and development...........................................         2,753          6,891         8,072
        Selling, general and administrative................................        21,385          6,879         6,635
                                                                               ----------     ----------    ----------
                                                                               $   24,138     $   13,813    $   14,793
                                                                               ==========     ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                             TRIPATH TECHNOLOGY INC.
                   STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                     COMMON STOCK     ADDITIONAL     STOCKHOLDER     DEFERRED                        TOTAL
                                   -----------------    PAID-IN         NOTES       STOCK-BASED   ACCUMULATED    STOCKHOLDERS'
                                   SHARES    AMOUNT     CAPITAL      RECEIVABLE     COMPENSATION    DEFICIT     EQUITY (DEFICIT)
                                  --------  --------  ----------     -----------    ------------  -----------   ----------------
BALANCE AT DECEMBER 31, 1997....     9,936  $     10  $      530     $     (236)    $         --  $    (4,476)   $     (4,172)
Issuance of common stock upon
exercise of stock options for
shareholder notes receivable....       250        --       2,451           (413)         (2,038)            --              --
Issuance of common stock to
officer for notes receivable....     1,000         1      10,099         (1,500)         (8,600)            --              --
Deferred stock-based compensation       --        --      26,326              --        (26,326)            --              --
Amortization of deferred
stock-based compensation........        --        --          --              --          24,138            --          24,138
Interest on stockholder notes
receivable......................        --        --          87            (87)              --            --              --
Issuance of common stock warrants       --        --         264              --              --            --             264
Net loss........................        --        --          --              --              --      (33,657)        (33,657)
                                  --------  --------  ----------     -----------    ------------  -----------    ------------

BALANCE AT DECEMBER 31, 1998....    11,186        11      39,757         (2,236)        (12,826)      (38,133)        (13,427)
Repurchase of restricted common
stock upon termination of officer    (500)        --     (4,565)             750           3,815            --              --
Repayment of stockholder note
receivable and related interest.        --        --          --             845              --            --             845
Issuance of common stock upon
exercise of stock options.......       213        --          69              --              --            --              69
Deferred stock-based compensation       --        --      15,368              --        (15,368)            --              --
Amortization of deferred
stock-based compensation........        --        --          --              --          13,813            --          13,813
Interest on stockholder notes
receivable......................        --        --          85            (85)              --            --              --
Issuance of common stock warrants       --        --         140              --              --            --             140
Net loss........................        --        --          --              --              --      (31,702)        (31,702)
                                  --------  --------  ----------     -----------    ------------  -----------    ------------

BALANCE AT DECEMBER 31, 1999....    10,899        11      50,854           (726)        (10,566)      (69,835)        (30,262)
Issuance of common stock upon
exercise of stock options.......     1,127         1       1,016              --              --            --           1,017
Repurchase of common stock......      (12)        --        (18)              --              --            --            (18)
Issuance of common stock upon
exercise of warrants............        18        --          26              --              --            --              26
Issuance of common stock from
initial public offering.........     5,100         5      45,387              --              --            --          45,392
Issuance of common stock warrants       --        --          58              --              --            --              58
Deferred stock-based compensation       --        --      11,596              --        (11,596)            --              --
Amortization of deferred
stock-based compensation........        --        --                          --          14,793            --          14,793
Interest on stockholder notes
receivable......................        --        --          12            (12)              --            --              --
Forgiveness of stockholder notes
receivable and related interest
receivable......................        --        --          --             738              --            --             738
Conversion of preferred stock
from initial public offering....     9,085         9      49,602              --              --            --          49,611
Net loss........................        --        --          --              --              --      (41,267)        (41,267)
                                  --------  --------  ----------     -----------    ------------  -----------    ------------

BALANCE AT DECEMBER 31, 2000....    26,217  $     26  $  158,533     $        --    $     (7,369) $  (111,102)   $      40,088
                                  ========  ========  ==========     ===========    ============  ===========    =============

    The accompanying notes are an integral part of these financial statements.

                             TRIPATH TECHNOLOGY INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                  YEAR ENDED DECEMBER 31,
                                                                                          -----------------------------------------
                                                                                             1998           1999           2000
                                                                                          -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss........................................................................    $   (33,657)   $   (31,702)   $   (41,267)
      Adjustments to reconcile net loss to net cash used in operating activities:
            Depreciation and amortization.............................................            577            938          1,155
            Allowance for doubtful accounts...........................................             --             30            120
            Stock-based compensation..................................................         24,138         13,813         14,793
            Amortization of warrants..................................................            222            182             58
            Forgiveness of stockholder notes receivable...............................             --             --            738
            Changes in assets and liabilities:
                Accounts receivable...................................................            (19)          (425)        (1,972)
                Inventories...........................................................            (68)        (2,233)        (1,019)
                Prepaid expenses and other assets.....................................            (72)           (87)          (921)
                Accounts payable......................................................            500             60          3,181
                Accrued expenses......................................................            419          1,071            698
                Deferred distributor revenue..........................................             --            947           (141)
                                                                                          -----------    -----------    -----------

                        Net cash used in operating activities.........................         (7,960)       (17,406)       (24,577)
                                                                                          -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of short-term investments...............................................        (8,999)        (5,011)       (25,829)
      Sales of short-term investments..................................................           965          9,156          8,800
      Restricted cash..................................................................            --             --          1,000
      Purchase of property and equipment...............................................        (1,694)        (1,060)        (2,728)
                                                                                          -----------    -----------    -----------

                        Net cash provided by (used in) investing activities............        (9,728)         3,085        (18,757)
                                                                                          -----------    -----------    -----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from initial public offering, net of issuance costs.....................            --             --         45,392
      Proceeds from issuance of convertible preferred stock, net of issuance costs.....        27,484          1,000             --
      Proceeds from issuance of common stock upon exercise of stock options............            --             69          1,017
      Repurchase of common stock.......................................................            --             --            (18)
      Issuance of common stock upon exercise of warrants...............................            --             --             26
      Proceeds from payment of stockholder note receivable.............................            --            845             --
                                                                                          -----------    -----------    -----------

                        Net cash provided by financing activities......................        27,484          1,914         46,417
                                                                                          -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents...................................         9,796        (12,407)         3,083
Cash and cash equivalents at beginning of period......................................         12,179         21,975          9,568
                                                                                          -----------    -----------    -----------
Cash and cash equivalents at end of period............................................    $    21,975    $     9,568    $    12,651
                                                                                          ===========    ===========    ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Stockholder notes receivable issued on exercise of stock options.................   $       413    $        --    $        --
      Note receivable issued on issuance of common stock...............................   $     1,500    $        --    $        --
      Repurchase of restricted common stock and cancellation of notes receivable.......   $        --    $       750    $        --
      Interest on stockholder notes receivable.........................................   $        87    $        85    $        12
      Forgiveness of stockholder notes receivable......................................   $        --    $        --    $       738
      Issuance of common stock warrants for services...................................   $       264    $       140    $        58
      Conversion of preferred stock into common stock..................................   $        --    $        --    $    49,611

    The accompanying notes are an integral part of these financial statements.

                             TRIPATH TECHNOLOGY INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1--THE COMPANY AND BASIS OF PRESENTATION:

THE COMPANY

         Tripath Technology Inc. (the "Company") was incorporated in California in July 1995. The Company was reincorporated in Delaware in July 2000. The Company is a designer and developer of integrated circuit devices for the consumer audio personal computer and communications markets.

USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods.

INITIAL PUBLIC OFFERING

         On August 1, 2000, the Company completed its initial public offering of 5 million shares of common stock at $10.00 per share. Net proceeds to the Company as a result of the initial public offering, plus the proceeds relating to the exercise of the underwriters' overallotment option to purchase 100,000 shares of common stock, were approximately $45.4 million and will be used for general working capital purposes. Upon closing, all outstanding shares of preferred stock were converted into shares of common stock on a one for one basis.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

REVENUE RECOGNITION

         The Company recognizes revenue from product sales upon shipment to original equipment manufacturers and end users, net of sales returns and allowances. The Company's sales to distributors are made under arrangements allowing limited rights of return, generally under product warranty provisions, stock rotation rights, and price protection on products unsold by the distributor. In addition, the distributor may request special pricing and allowances which may be granted subject to approval by the Company. As a result of these returns rights and potential pricing adjustments, the Company defers recognition on sales to distributors until products are resold by the distributor to the end user.

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

         The Company considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market funds and commercial paper, bonds and notes, the fair value of which approximates cost.

         The Company categorizes short-term investments as available-for-sale. Accordingly, these investments are carried at fair value. The fair value of such securities approximates cost, and there were no

                             TRIPATH TECHNOLOGY INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


material unrealized gains or losses as of December 31, 1999 and 2000. Short-term investments generally have maturities of less than one year from the date of purchase. The following table summarizes the Company's cash and cash equivalents and short-term investments (in thousands):

                                                                                            DECEMBER 31,
                                                                                         ------------------
                                                                                          1999       2000
                                                                                         -------    -------
Cash and cash equivalents:
     Cash..............................................................................  $   304    $ 1,312
     Money market funds................................................................      217      3,423
     Commercial paper..................................................................       --      7,916
     Commercial bonds and notes........................................................    9,047         --
                                                                                         -------    -------
                                                                                         $ 9,568    $12,651
                                                                                         =======    =======

Short-term investments:
     U.S. Government bonds and notes...................................................  $    --    $16,000
     Commercial paper..................................................................    1,005      7,864
     Commercial bonds and notes........................................................    5,830         --
                                                                                         -------    -------
                                                                                         $ 6,835    $23,864
                                                                                         =======    =======

The contractual maturities of available-for-sale short term investments are as follows (in thousands):

                                                                                            DECEMBER 31,
                                                                                         ------------------
                                                                                          1999       2000
                                                                                         -------    -------
     Less than one year................................................................  $ 1,005    $ 7,864
     Over ten years....................................................................    5,830     16,000
                                                                                         -------     ------
                                                                                         $ 6,835    $23,864
                                                                                         =======    =======

RESTRICTED CASH

         At December 31, 1999 the Company had $1,000,000 invested in a certificate of deposit with a bank as security for the Company's line of credit. The line of credit expired on October 31, 2000 and was not renewed. The certificate of deposit matured and the proceeds were transferred to cash.

CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

         Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. Substantially all of the Company's cash and cash equivalents are invested in highly-liquid money market funds and commercial securities with major financial institutions. Short-term investments consist of U.S. government and commercial bonds and notes. The Company sells its products principally to original equipment manufacturers. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses, as considered necessary by management. Credit losses to date have been consistent with management's estimates. The Company had no bad debt write-offs during the years ended December 31, 1998, 1999 and 2000.

                             TRIPATH TECHNOLOGY INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

         The Company's significant customers were as follows:

                                                                                                % OF ACCOUNTS
                                                           % OF REVENUES FOR THE YEAR ENDED     RECEIVABLE AT
                                                                     DECEMBER 31,                DECEMBER 31,
                                                           --------------------------------     --------------
                                                              1998        1999       2000       1999      2000
                                                           ----------   ---------  --------     -----    -----
Customer A..............................................        --          50%        60%       54%        51%
Customer B..............................................        --          11%        --        16%        --
Customer C..............................................        --          11%        --        --         --
Customer D..............................................        56%         --         --        --         --
Customer E..............................................        29%         --         --        --         --
Customer F..............................................        --          --         19%       --         29%

FAIR VALUE OF FINANCIAL INSTRUMENTS

         Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, restricted cash, short-term investments, accounts receivable and accounts payable, approximate their fair value due to their relative short maturities and based upon comparable market information available at the respective balance sheet dates. The Company does not hold or issue financial instruments for trading purposes.

INVENTORIES

         Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out ("FIFO") method.

INVENTORY PURCHASE COMMITMENTS

         The Company accrues for estimated losses on non-cancelable purchase orders. The estimated losses result from anticipated future sale of products for sales prices less than the estimated cost to manufacture. Inventory purchase commitment losses accrued at December 31, 1999 and 2000 were $943,000 and $821,000, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development costs are charged to expense as incurred.

PROPERTY AND EQUIPMENT

         Property and equipment, including leasehold improvements, are stated at historical cost, less accumulated depreciation and amortization. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated useful life of the leasehold improvements or the term of the lease. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Furniture and fixtures.............................5 years
Software...........................................Shorter of three years or term of license
Equipment..........................................2-5 years

         Upon disposal, the assets and related accumulated depreciation and amortization are removed from the Company's accounts, and the resulting gains or losses are reflected in the statement of operations.

                             TRIPATH TECHNOLOGY INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

         Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the assets is less than the net book value of the asset. The amount of the impairment loss, if any, will generally be measured as the difference between net book value of the assets and their estimated fair values.

COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purposes financial statements. There was no difference between the Company's net loss and its total comprehensive loss for the years ended December 31, 1998, 1999 and 2000.

ACCOUNTING FOR STOCK-BASED COMPENSATION

         The Company accounts for stock-based employee compensation arrangements using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and Financial Accounting Standards Board Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" (FIN 44). Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of grant over the stock option exercise price. Expense associated with stock-based compensation is amortized on an accelerated basis over the vesting period of the individual award consistent with the method described in Financial Accounting Standards Board Interpretation No. 28 ("FIN 28"). The Company accounts for stock issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and Emerging Issues Task Force Consensus No. 96-18, "Accounting for Equity Instruments that are offered to other than employees for acquiring or in conjunction with selling goods or services" ("EITF 96-18"). Under SFAS No. 123 and EITF 96-18, stock option awards issued to nonemployees are accounted for at their fair value, determined using the Black-Scholes option pricing method. The fair value of each nonemployee stock option or award is remeasured at each period end until a commitment date is reached, which is generally the vesting date.

         On November 30, 2000, the Company accelerated the vesting for all remaining options held by non-employees and relieved these non-employees of any further obligations to the Company. As a result, additional compensation was recorded in 2000 related to these options.

SEGMENT AND GEOGRAPHIC INFORMATION

         The Company has determined that it has one reportable business segment: the design, license, and marketing of integrated circuits.

         The following is a geographic breakdown of the Company's sales by shipping destination for the following periods:

                                                                              YEAR ENDED DECEMBER 31,
                                                            -----------------------------------------------------------
                                                               1998                    1999                    2000
                                                            -----------             -----------             -----------
           United States................................... $       153             $        35             $       644
           Japan...........................................           5                     351                   5,717
           Singapore.......................................          --                      21                   2,489
           Korea...........................................           1                     143                      79
           Rest of world...................................          21                      98                     371
                                                            -----------             -----------             -----------
                                                            $       180             $       648             $     9,300
                                                            ===========             ===========             ===========

                             TRIPATH TECHNOLOGY INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137 and 138, establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 effective January 1, 2001. The adoption of SFAS No. 133 did not have a material impact on the Company's financial position or results of operations.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provided guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. The adoption of SAB 101 did not have a material impact on the Company's financial position or results of operations.

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

         The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share amounts):

                                                                                            YEAR ENDED DECEMBER 31,
                                                                                     ----------------------------------------
                                                                                        1998          1999           2000
                                                                                     ----------    -----------    -----------
     Numerator:
     Net loss....................................................................... $  (33,657)   $   (31,702)   $   (41,267)
                                                                                     ==========    ===========    ===========

     Denominator:
     Weighted average common stock..................................................     10,143         10,624         17,625
                                                                                     ==========    ===========    ===========

     Net loss per share:
     Basic and diluted.............................................................. $    (3.32)   $     (2.98)   $     (2.34)
                                                                                     ==========    ===========    ===========

                             TRIPATH TECHNOLOGY INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

         The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods presented (in thousands):

                                                                                                   DECEMBER 31,
                                                                                            ---------------------------
                                                                                              1998      1999      2000
                                                                                            -------    -------  -------
Series A preferred stock.........................................................            3,245      3,245       --
Series B preferred stock.........................................................            1,967      1,967       --
Series C preferred stock.........................................................            1,497      1,497       --
Series D preferred stock.........................................................            2,376      2,376       --
Common stock options.............................................................            2,716      3,767    8,115
Common stock warrants............................................................              130        139      127
Unvested restricted stock........................................................            1,000         --       --

RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 3--BALANCE SHEET COMPONENTS (IN THOUSANDS):

                                                                                          DECEMBER 31,
                                                                                     ----------------------
                                                                                       1999         2000
                                                                                     ---------    ---------
ACCOUNTS RECEIVABLE, NET:
Accounts receivable.............................................................     $     444    $   2,416
Less: allowance for doubtful accounts...........................................           (30)        (150)
                                                                                     ---------    ---------

                                                                                     $     414    $   2,266
                                                                                     =========    =========

INVENTORIES:
Raw materials...................................................................     $   1,197    $   1,927
Work-in-process.................................................................           164          340
Finished goods..................................................................            20          358
Inventory held by distributors..................................................           920          695
                                                                                     ---------    ---------

                                                                                     $   2,301    $   3,320
                                                                                     =========    =========

PROPERTY AND EQUIPMENT, NET:
Furniture and fixtures...........................................................    $     450    $     593
Software.........................................................................        1,954        2,493
Equipment........................................................................        1,621        3,564
Leasehold improvements...........................................................           83          186
                                                                                     ---------    ---------
                                                                                         4,108        6,836
Less: accumulated depreciation and amortization..................................       (2,015)      (3,170)
                                                                                     ---------    ---------
                                                                                     $   2,093    $   3,666
                                                                                     =========    =========

ACCRUED EXPENSES:
Accrued compensation and related benefits........................................    $     342    $     737
Accrued rent.....................................................................          273          196
Inventory purchase commitments...................................................          943          821
Other accrued expenses...........................................................           34          536
                                                                                     ---------    ---------
                                                                                     $   1,592    $   2,290
                                                                                     =========    =========

                             TRIPATH TECHNOLOGY INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 4--BORROWINGS:

         In August 1998, the Company entered into a line of credit agreement with a bank, under which it may borrow up to $1,000,000. In November 1999, the line of credit was extended through October 31, 2000. The Company did not renew the line of credit and it expired on October 31, 2000.

NOTE 5--CONVERTIBLE PREFERRED STOCK:

         Convertible preferred stock at December 31, 1999 consisted of the following (in thousands):

                                                                      SHARES
                                                            ----------------------------        PROCEEDS NET
                                                            AUTHORIZED       OUTSTANDING      OF ISSUANCE COSTS
                                                           -----------      -----------       -----------------
         Series A....................................            3,245            3,245       $           2,167
         Series B....................................            1,967            1,967                   3,989
         Series C....................................            2,000            1,497                  14,971
         Series D....................................            3,000            2,376                  28,484
                                                           -----------      -----------       -----------------
                                                                10,212            9,085       $          49,611
                                                           ===========      ===========       =================

The holders of convertible preferred stock had various rights and preferences as follows:

CONVERSION

         Each share of Series A, B, C and D convertible preferred stock outstanding was convertible into common stock at any time at the option of the holder based on a formula which currently results in a one-for-one exchange ratio of common for preferred. This formula was subject to adjustments for stock splits, stock dividends, recapitalization and certain dilutive issuances. The shares of preferred stock automatically converted into shares of common stock upon the Company's initial public offering on August 1, 2000.

DIVIDENDS

         Noncumulative dividends at the annual rate of $0.06, $0.17, $0.80 and $0.96 per share for Series A, B, C and D convertible preferred stock, respectively, if and when declared by the Board of Directors, were payable to the holders of convertible preferred stock in preference to any dividends for common stock declared by the Board of Directors. No dividends are payable on common stock unless a dividend is paid to convertible preferred shareholders. No dividends have been declared since inception.

LIQUIDATION

         In the event of liquidation, dissolution or winding up of the Company, including the sale of all or substantially all of its assets, or a transaction or series of transactions which will result in the holders of the outstanding voting equity securities of the Company immediately prior to such transaction holding less than 50% of the voting equity securities of the surviving entity immediately following such transaction, the holders of convertible preferred stock were entitled to a per share distribution in preference to holders of common stock equal to $0.68, $2.04, $10.00 and $12.00 for Series A, B, C and D convertible preferred stock, respectively (adjusted for stock splits, combinations or similar events), plus any declared but unpaid dividends. No liquidation events occurred prior to conversion of the preferred stock into common stock in connection with the Company's initial public offering.

                             TRIPATH TECHNOLOGY INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

VOTING

         Each share of convertible preferred stock was entitled to one vote for each share of common stock into which the preferred stock was convertible.

NOTE 6--COMMON STOCK:

         The Company's Amended and Restated Articles of Incorporation authorize the Company to issue 100,000,000 shares of common stock. At December 31, 1999 and 2000, there were 10,899,022 and 26,216,655 shares, respectively, of common stock issued and outstanding.

         The Company has reserved the following number of shares of common stock for future issuance (in thousands):

                                                                                           DECEMBER 31, 2000
                                                                                           -----------------
Common stock warrants...............................................................                  127
Common stock under Employee Stock Purchase Plan.....................................                  500
Common stock upon exercise of outstanding stock options.............................                8,115
                                                                                                 --------
                                                                                                    8,742
                                                                                                 ========

COMMON STOCK WARRANTS

         In August 1997, in connection with a co-operation agreement with Intel Corporation, a shareholder of the Company, the Company issued a fully vested, immediately exercisable and non forfeitable warrant to purchase 102,250 shares of common stock at $1.00 per share. The warrant expires in August 2007. The warrant includes certain registration rights and provides for exercise on a "net share" basis. The Company determined the value of the warrant to be $187,000, based on the Black-Scholes option pricing model, and was recognized as selling, general and administrative expense during the year ended December 31, 1997.

         In March 1998, in connection with the extension of the Company's facility lease, and for services provided by consultants to the Company, the Company issued fully vested, immediately exercisable and non forfeitable warrants to purchase 7,500 and 20,000 shares of common stock, respectively, at $1.50 per share. The warrants expire in March 2008. The warrants include certain registration rights and provide for exercise on an "net share" basis. The Company determined the value of the warrants to be $264,000, based on the Black-Scholes option pricing model. The value attributable to the warrants for the lease of $79,000 is being recognized as selling, general and administrative expense over the term of the lease, which commenced in March 1998. The value attributable to the warrants for consulting services of $185,000 was recognized as selling, general and administrative expense during the year ended December 31, 1998.

         In July 1999, in connection with a marketing agreement, the Company issued a fully vested, immediately exercisable and non forfeitable warrant to purchase 9,000 shares of common stock at $1.50 per share. The warrant expires in July 2009. The warrant includes certain registration rights and provides for exercise on a "net share" basis. The Company determined the value of the warrant to be $140,000, based on the Black-Scholes option pricing model. The related charge was recognized in selling, general and administrative expenses during the year ended December 31, 1999.

         In July 2000, in connection with services provided to the Company, the Company issued a fully vested, immediately exercisable and non forfeitable warrant to purchase 6,000 shares of common stock at $12.00 per share. The warrant expires in July 2010. The warrant includes certain registration rights and provides for exercise on a "net share" basis. The Company determined the value of the warrant to be $58,000, based on the Black-Scholes option pricing model. The related charge was recognized in selling, general and administrative expenses during the year ended December 31, 2000.

                             TRIPATH TECHNOLOGY INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTES RECEIVABLE FROM SHAREHOLDER FOR THE EXERCISE OF STOCK OPTIONS

         In January 1997 and March 1998, the President of the Company exercised stock options by issuing the Company notes totaling $223,000 and $413,000 (the "Notes"), respectively. The Notes were non-recourse, and bore fixed interest at 6.01% and 5.51%, respectively, compounded semi-annually.

         The Notes were accounted for in accordance with EITF 95-16 "Accounting for Stock Compensation Arrangements with Employer Loan Features Under APB Opinion No. 25." Due to certain terms of the Notes, the options were accounted for as variable options, with compensation costs associated with shares purchased with non-recourse notes being recorded at each period end. On April 14, 2000, the notes and related interest were forgiven by the Board of Directors and compensation expense of $738,000 was recorded by the Company.

RESTRICTED COMMON STOCK ISSUED TO OFFICER

         In May 1998, the Company issued 1,000,000 shares of non-voting Class B common stock to an officer of the Company at a price of $1.50 per share. The shares vested at a rate of 25% at the end of the first year and then 2.083% each month thereafter until 100% vested. The Company had the right to purchase unvested shares upon employee termination. In May 1998, the difference between the estimated fair value of the Company's common stock and the stock price of $1.50, totaling $8,600,000, was recorded as deferred stock-based compensation and was being amortized over the vesting period of the underlying stock. In March 1999, the officers' employment was terminated, and at such time all 1,000,000 shares were subject to the Company's right to repurchase the shares. Under the terms of the officers' termination agreement, only 500,000 shares were repurchased by the Company. At the time of the officer's termination, $4,300,000 of deferred stock-based compensation was amortized and, as a result of the termination, additional compensation in the amount of $485,000 relating to the 500,000 shares that the officer retained because the Company did not exercise its right to repurchase the shares, was recorded in March 1999.

NOTE 7--EMPLOYEE BENEFIT PLANS:

STOCK OPTION PLANS

         In April 2000, the Company adopted the 2000 Stock Option Plan (the "2000 Plan"). Upon adoption of the 2000 Plan in April 2000, shares reserved for issuance under the 1995 Stock Option Plan relating to ungranted options were cancelled, and outstanding options under the 1995 Plan became subject to the 2000 Plan. The 2000 Plan authorizes the Board of Directors to grant incentive stock options ("ISOs") and nonstatutory stock options ("NSOs") to employees, directors and consultants for up to 14,000,000 shares of common stock. ISOs may be granted only to employees of the Company (including officers and Directors who are also employees). NSOs may be granted to employees and consultants of the Company. No person will be eligible to receive more than 200,000 shares in any fiscal year pursuant to awards under the 2000 Plan other than a new employee of the Company who will be eligible to receive no more than 700,000 shares in the fiscal year in which such employee commences employment.

         Under the 2000 Plan, ISOs are granted at a price that is not to be less than 100% of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. NSOs are granted at a price that is not less than 100% of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. Options generally vest at 25% on the first anniversary of the date of grant and vest in equal monthly installments over the remaining 36 months. Options granted to shareholders who own more than 10% of the outstanding stock of the Company at the time of grant must be issued at prices not less than 110% of the estimated fair value of the stock on the date of grant. Options under the Plan may be granted for periods up to 10 years.

                             TRIPATH TECHNOLOGY INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


         The following table summarizes stock option activity under the Company's Stock Option Plans (in thousands, except per share data):

                                                                                              OPTIONS OUTSTANDING
                                                                                        ------------------------------
                                                                           OPTIONS                    WEIGHTED AVERAGE
                                                                          AVAILABLE                    EXERCISE PRICE
                                                                          FOR GRANT      SHARES          PER SHARE
                                                                          ----------    --------      ----------------
Balance at December 31, 1997...........................................          891         994        $        0.24
Additional shares reserved.............................................        3,028          --                   --
Granted................................................................       (2,043)      2,043                 1.49
Canceled...............................................................           71         (71)                1.50
Exercised..............................................................           --        (250)                1.65
                                                                          ----------    --------

Balance at December 31, 1998...........................................        1,947       2,716                 1.02
Granted................................................................       (2,117)      2,117                 1.50
Canceled...............................................................          853        (853)                1.48
Exercised..............................................................           --        (213)                0.32
                                                                          ----------    --------

Balance at December 31, 1999...........................................          683       3,767                 1.22
Additional shares reserved.............................................        8,000          --                --
Granted................................................................       (6,374)      6,374                10.28
Canceled...............................................................          899        (899)                6.78
Exercised..............................................................           --      (1,127)                0.89
                                                                          ----------    --------

Balance at December 31, 2000...........................................        3,208       8,115                 7.79
                                                                          ==========    ========

         Significant options groups outstanding at December 31, 2000 and related weighted average exercise prices and contractual life information are as follows:

                                               OPTIONS OUTSTANDING                 OPTIONS VESTED AND EXERCISABLE
                                  ----------------------------------------------   ------------------------------
                                                    WEIGHTED         WEIGHTED                         WEIGHTED
                                                    AVERAGE          AVERAGE       NUMBER VESTED       AVERAGE
                                    NUMBER        CONTRACTUAL     EXERCISE PRICE        AND        EXERCISE PRICE
RANGE OF EXERCISE PRICES          OUTSTANDING     LIFE (YEARS)      PER SHARE       EXERCISABLE       PER SHARE
------------------------          -----------     ------------    --------------   -------------   --------------
$0.20..................               197,820           5.9          $   0.20            197,358      $   0.20
$0.50..................                45,000           6.5          $   0.50             45,000      $   0.50
$1.50..................             3,007,233           8.3          $   1.50          1,353,564      $   1.50
$3.76-$8.00............               356,000           9.3          $   7.95              6,000      $   5.00
$8.01-$12.00...........             4,243,950           9.4          $  11.93            513,548      $  12.00
$12.01-$20.00..........               160,000           9.9          $  15.78             25,000      $  12.06
$20.01-$27.94..........               105,000           9.8          $  24.98                416      $  21.75
                                  -----------                                       ------------
                                    8,115,003                                          2,140,886
                                  ===========                                       ============

                             TRIPATH TECHNOLOGY INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2000 EMPLOYEE STOCK PURCHASE PLAN

         In April 2000 the Company adopted the 2000 Employee Stock Purchase Plan (the "Purchase Plan") under which 500,000 shares of common stock have been reserved for issuance. Eligible employees may elect to withhold up to 10% of their salary to purchase shares of the Company's common stock at a price equal to 85% of the market value of the stock at the beginning or ending of a six month offering period, whichever is lower. No more than 2,000 shares may be purchased by an eligible employee during any calendar year. The Purchase Plan will terminate in 2010. Under the Purchase Plan no shares were issued during the year ended December 31, 2000.

The Company did not recognize compensation expense related to employee purchase rights in 2000.

401(K) PLAN

         The Company sponsors a 401(k) Plan (the "401(k) Plan") which provides tax-deferred salary deductions for eligible employees. Employees may contribute up to 15% of their annual compensation to the 401(k) Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The 401(k) Plan permits, but does not require, the Company to make matching contributions. To date, no such matching contributions have been made.

FAIR VALUE DISCLOSURES

         Pro forma information regarding net loss and net loss per share is required by SFAS No. 123, which also requires that the information be determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated using the Black-Scholes option pricing model.

         The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option pricing models require the input of highly subjective assumptions, including the expected stock price volatility. Accordingly, option pricing models may not necessarily provide a reliable single measure of the fair value of options.

         The fair value of options at the date of grant was estimated on the date of grant based on the method prescribed by SFAS No. 123. The following table summarizes the estimated fair value of options and assumptions used in the SFAS No. 123 calculations for stock option plans:

                                                                                   YEAR ENDED DECEMBER 31,
                                                                                 --------------------------
                                                                                   1998      1999     2000
                                                                                 -------   -------  -------
Estimated fair value..........................................................   $  9.47   $  9.70  $  8.29
Expected lives (in years).....................................................         5         5        5
Volatility....................................................................        --        --       70%
Risk-free interest rate.......................................................      5.98%     6.16%    6.27%
Dividend yield................................................................        --        --       --

                             TRIPATH TECHNOLOGY INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

         The following table summarizes the estimated fair value of employees' purchase rights and assumptions used in the SFAS No. 123 calculations:

                                                                           YEAR ENDED DECEMBER 31, 2000
                                                                           ----------------------------
Estimated fair value.............................................                       $6.39
Expected life in years...........................................                         0.5
Volatility.......................................................                          70%
Risk free interest rate..........................................                        5.36%
Dividend yield...................................................                          --

         Had compensation cost for the Company's stock options and stock purchase rights been determined based on the fair value of the options at the date of grant as required by SFAS No. 123, the Company's pro forma net loss would have been as follows (in thousands, except per share data):

                                                                           YEAR ENDED DECEMBER 31,
                                                                   ----------------------------------------
                                                                      1998           1999           2000
                                                                   ----------     ----------     ----------
Net loss:
As reported.....................................................   $  (33,657)    $  (31,702)    $  (41,267)
                                                                   ==========     ==========     ==========

Pro forma.......................................................   $  (34,109)    $  (32,162)    $  (55,946)
                                                                   ==========     ==========     ==========

Basic and diluted net loss per share:
As reported.....................................................   $    (3.32)    $    (2.98)    $    (2.34)
                                                                   ==========     ==========     ==========

Pro forma.......................................................   $    (3.36)    $    (3.03)    $    (3.17)
                                                                   ==========     ==========     ==========

NOTE 8--DEFERRED STOCK-BASED COMPENSATION:

EMPLOYEE OPTIONS AND RESTRICTED STOCK

         In connection with certain employee stock option grants and issuance of restricted stock to an officer made since January 1998, the Company recognized deferred stock-based compensation, which is being amortized over the vesting periods of the related options and stock, generally four years, using an accelerated basis. The fair value per share used to calculate deferred stock-based compensation was derived by reference to convertible preferred stock issuance prices and quoted market prices. Future compensation charges are subject to reduction for any employee who terminates employment prior to such employee's option vesting date.

         The following tables sets forth, for each of the periods presented, deferred stock-based compensation recorded and the amortization of deferred stock-based compensation (in thousands):

                                                                                             YEAR ENDED DECEMBER 31,
                                                                                        -------------------------------
                                                                                          1998       1999        2000
                                                                                        -------     -------     -------
Deferred stock-based compensation....................................................   $35,070     $10,959     $10,256
Amortization of deferred stock-based compensation....................................    22,970      12,587      13,359

NON-EMPLOYEE OPTIONS

         During the period from January 1997 through December 2000, the Company granted options to purchase 657,375 shares of common stock to consultants in exchange for services at exercise prices ranging from $0.20 to $12.06 per share.

                             TRIPATH TECHNOLOGY INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

         The Company determined the value of the options granted to consultants based on the Black-Scholes option pricing model. The fair value of options granted to consultants was determined using the following assumptions: expected lives of 10 years, risk free interest rates ranging from 4.45% to 6.80%, dividend yield of 0.0% and volatility of 70%. The following table summarizes, for each of the periods presented, the fair values of the options granted, deferred stock-based compensation recorded and the related amortization recorded (in thousands, except per share data):

                                                                                             YEAR ENDED DECEMBER 31,
                                                                                           ---------------------------
                                                                                            1998      1999       2000
                                                                                           -------   -------   -------
Weighted average fair value per share of options granted to consultants during the
period...............................................................................      $  9.81   $ 10.76   $ 10.37
Deferred stock-based compensation....................................................        1,894       594     1,340
Amortization of deferred stock-based compensation....................................        1,168     1,226     1,434

         Unamortized deferred stock-based compensation at December 31, 1999 and December 31, 2000 was $10,566,000 and $7,369,000, respectively.

         Stock-based compensation attributable to individuals that worked in the following functions is as follows (in thousands):

                                                                                             YEAR ENDED DECEMBER 31,
                                                                                           ---------------------------
                                                                                            1998      1999       2000
                                                                                           -------   -------   -------
Manufacturing/operations (cost of revenues)...........................................     $    --   $    43   $    86
Research and development..............................................................       2,753     6,891     8,072
Selling, general and administrative...................................................      21,385     6,879     6,635
                                                                                           -------   -------   -------
        Total stock-based compensation................................................     $24,138   $13,813   $14,793
                                                                                           =======   =======   =======

NOTE 9--INCOME TAXES:

         At December 31, 2000, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $66,500,000 and $31,800,000, respectively, which expire in varying amounts beginning in 2004 through 2019. In addition, the Company has credit carryforwards of approximately $768,000 for federal and $590,000 for state purposes. The federal carryforwards expire in varying amounts through 2019. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss and tax credit carryforwards may be impaired or limited in certain circumstances. Events which could cause limitations in the amount of net operating loss and tax credit carryforwards that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period. The Company is in the process of determining if a cumulative ownership change may have occurred and, if so, by what amount the Company's net operating loss and tax credit carryforwards may be limited.

         Deferred taxes comprise the following (in thousands):

                                                                                                   DECEMBER 31,
                                                                                           ------------    ------------
                                                                                               1999            2000
                                                                                           ------------    ------------
Net operating loss carryforwards..............................................             $     10,359    $     24,460
Non-deductible reserves and accruals..........................................                    1,027           1,246
Credit carryforwards..........................................................                      897           1,242
Depreciation..................................................................                     (425)           (369)
                                                                                           ------------    ------------

Net deferred tax assets.......................................................                   11,858          26,579
Less: Valuation allowance.....................................................                  (11,858)        (26,579)
                                                                                           ------------    ------------

                             TRIPATH TECHNOLOGY INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

         The Company believes that, based on number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. These factors include the Company's history of losses, recent increase in expense levels, the fact that the market in which the Company competes is intensely competitive and characterized by rapidly changing technology, the lack of carryback capacity to realize deferred tax assets and the uncertainty regarding market acceptance of the Company's products. The Company will continue to assess the realizability of the deferred tax assets based on actual and forecasted operating results.

NOTE 10--COMMITMENTS AND CONTINGENCIES:

         LEASES

         The Company leases office space and equipment under non-cancelable operating leases with various expiration dates through 2004. Rent expense for operating leases was as follows (in thousands):

                                                                                  YEAR ENDED DECEMBER 31,
                                                                                ---------------------------
                                                                                 1998      1999      2000
                                                                                -------   -------   -------
Rent expense.................................................................   $   953   $ 1,084   $ 1,360

         Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

                                                                                                  OPERATING
YEAR ENDING DECEMBER 31,                                                                            LEASES
------------------------                                                                         -----------
2001........................................................................................     $     2,066
2002........................................................................................           2,150
2003........................................................................................             478
2004........................................................................................              79
                                                                                                 -----------
Total minimum lease payments................................................................     $     4,773
                                                                                                 ===========

CONTINGENCIES

         From time to time, in the normal course of business, various claims are made against the Company. In the opinion of the Company's management, there are no pending claims, the outcome of which is expected to result in a material adverse effect on the financial position or results of operations of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

         The information regarding our directors is incorporated by reference from "Election of Directors - Directors and Nominees" in our Proxy Statement for our 2001 Annual Meeting of Stockholders. The required information concerning executive officers of the Company is contained in the section entitled "Executive Officers of the Registrant" in Part I of this Form 10-K.

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's Executive Officers and Directors and persons who own more than ten percent (10%) of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission") and the National Association of Securities Dealers, Inc. Executive Officers, Directors and greater than ten percent (10%) stockholders are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. The Company believes that all Executive Officers and Directors of the Company complied with all applicable filing requirements during the fiscal year ended December 31, 2000.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference from our definitive Proxy Statement referred to in Item 10 above under the heading "Executive Compensation and Other Matters."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference from our definitive Proxy Statement referred to in Item 10 above under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference from our definitive Proxy Statement referred to in Item 10 above under the heading "Certain Relationships and Related Transactions."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

         (a)        The following documents are filed as part of this Form 10-K:

         (1)        Financial Statements:

               Report of Independent Accountants

               Balance Sheets as of December 31, 1999 and 2000

               Statements of Operations for the years ended December 31, 1998, 1999 and 2000

               Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1998, 1999 and 2000

               Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000

               Notes to Financial Statements

         (2)        Financial Statement Schedules:

         Financial statement schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedules or because the information required is included in the financial statements or notes thereto.

         (3)        Exhibits:

           NUMBER                                               DESCRIPTION OF DOCUMENT
           ------                                               -----------------------
           * 3.1              Restated Certificate of Incorporation of the Registrant
           * 3.2              Bylaws of the Registrant
           * 10.1             Form of Indemnification Agreement between the Registrant and each of its directors and officers
           * 10.2             License and Supply Agreement with STMicroelectronics, Inc. dated July 9, 1999
           * 10.3             Lease for Registrant's headquarters located at 3900 Freedom Circle, Santa Clara, CA
           * 10.4             2000 Stock Plan and form of option agreement
           * 10.5             2000 Employee Stock Purchase Plan
           * 10.6             Second Amended and Restated Shareholder Rights Agreement between the Registrant and certain stockholders, dated September 15, 1998
           * 10.7             Underwriting Agreement in connection with the Registrant's initial public offering
             23.1             Consent of PricewaterhouseCoopers LLP, Independent Accountants
             24.1             Power of Attorney (See Form 10-K Signature Page)

* Incorporated by reference from our registration statement on Form S-1, registration number 333-35028, as amended.

b)    Reports on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               TRIPATH TECHNOLOGY INC.

                               By:        /s/ DR. ADYA S. TRIPATHI
                                   ----------------------------------------
                                            Dr. Adya S. Tripathi
                                   PRESIDENT AND CHIEF EXECUTIVE OFFICER,
                                   CHAIRMAN OF THE BOARD

Dated: March 7, 2001


                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dr. Adya S. Tripathi and John J. DiPietro, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   SIGNATURE                                         TITLE                                DATE
---------------------------------------------     -------------------------------------------      ------------------

            /s/ DR. ADYA S. TRIPATHI              President and Chief Executive Officer               March 7, 2001
---------------------------------------------     (Principal Executive Officer)
              Dr. Adya S. Tripathi

              /s/ JOHN J. DIPIETRO                Chief Financial Officer (Principal                  March 7, 2001
---------------------------------------------     Financial and Accounting Officer)
                John J. DiPietro

               /s/ TSUYOSHI TAIRA                 Director                                            March 7, 2001
---------------------------------------------
                 Tsuyoshi Taira

             /s/ BERNARD T. MARREN                Director                                            March 7, 2001
---------------------------------------------
               Bernard T. Marren

               /s/ CHARLES JUNGO                  Director                                            March 7, 2001
---------------------------------------------
                 Charles Jungo

                /s/ SOHAIL KHAN                   Director                                            March 7, 2001
---------------------------------------------
                  Sohail Khan