Form 10-Q
period 2001-03-31
TRIPATH TECHNOLOGY INC
filed 2001-05-10
CIK 1045739

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OR THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 000-26565

TRIPATH TECHNOLOGY INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0407364
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3900 Freedom Circle
Santa Clara, California 95054
(Address of Principal Executive Office including (Zip Code)

(408) 567- 3000
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    26,961,161 shares of the Registrant's common stock were outstanding as of April 30, 2001.

TRIPATH TECHNOLOGY INC.

FORM 10-Q

For The Quarter Ended March 31, 2001

PART I. Financial Information

  Item 1. Financial Statements

TRIPATH TECHNOLOGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
Unaudited

	March 31, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents:	$14,796	$12,651
Short-term investments	11,000	23,864
Accounts receivable, net	4,780	2,266
Inventories	5,472	3,320
Prepaid expenses and other current assets	814	1,082

Total current assets	36,862	43,183
Property and equipment, net	4,234	3,666
Other assets	375	262

Total assets	$41,471	$47,111

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,104	$3,927
Current portion of capital lease obligations	247	—
Accrued expenses	1,942	2,290
Deferred distributor revenue	1,001	806

Total current liabilities	7,294	7,023

Capital lease obligations	524	—

Stockholders' equity:
Common stock	27	26
Additional paid-in capital	159,517	158,533
Deferred stock-based compensation	(5,647)	(7,369)
Accumulated deficit	(120,244)	(111,102)

Total stockholders' equity	33,653	40,088

Total liabilities and stockholders' equity	$41,471	$47,111

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRIPATH TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
Unaudited

	Three months ended March 31,
	2001	2000
Revenue	$5,329	$742
Cost of revenue	5,059	1,507

Gross profit (loss)	270	(765)

Operating expenses:
Research and development	7,000	5,758
Selling, general and administrative	2,840	4,542

Total operating expenses	9,840	10,300

Loss from operations	(9,570)	(11,065)
Interest income	428	256

Net loss	$(9,142)	$(10,809)

Basic and diluted net loss per share	$(0.34)	$(0.98)

Number of shares used in computing basic and diluted net loss per share	26,589	11,047

Stock-based compensation included in:

	Three months ended March 31,
	2001	2000
Cost of revenue	$78	$20
Research and development	1,054	2,911
Selling, general and administrative	561	3,311

Total stock-based compensation	$1,693	$6,242

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRIPATH TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Three months ended March 31,
	2001	2000
Cash flows from operating activities:
Net loss	$(9,142)	$(10,809)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	557	225
Allowance for doubtful accounts	—	20
Stock-based compensation	1,693	6,242
Changes in assets and liabilities:
Accounts receivable	(2,514)	104
Inventories	(2,152)	219
Prepaid expenses and other assets	155	(380)
Accounts payable	177	203
Accrued expenses	(348)	242
Deferred distributor revenue	195	(32)

Net cash used in operating activities	(11,379)	(3,966)

Cash flows from investing activities:
Purchase of short-term investments	(7,000)	—
Sale of short-term investments	19,864	2,008
Purchase of property and equipment	(318)	(327)

Net cash provided by investing activities	12,546	1,681

Cash flows from financing activities:
Proceeds from issuance of common stock	1,014	365
Principal payments on capital lease obligations	(36)	—

Net cash provided by financing activities	978	365

Net increase (decrease) in cash and cash equivalents	2,145	(1,920)
Cash and cash equivalents, beginning of period	12,651	9,568

Cash and cash equivalents, end of period	$14,796	$7,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tripath Technology Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.  Basis of Presentation

    The unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with generally accepted accounting principles and reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary to state fairly the Company's financial position, results of operations, and cash flows for the periods presented. Results for the three months ended March 31, 2001 are not necessarily indicative of the results of the entire year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements.

    The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned Japanese subsidiary, which was incorporated in January 2001. All significant intercompany balances and transactions have been eliminated in consolidation.

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

    A total of 10,175,000 and 13,251,000 shares of potential common stock were not included in the diluted net loss per share calculation for the periods ending March 31, 2001 and 2000, respectively, because to do so would be anti-dilutive.

    The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share amounts):

	Three Months ended March 31,
	2001	2000
Numerator:
Net loss	$(9,142)	$(10,809)

Denominator:
Weighted average common stock	26,589	11,047

Net loss per share:
Basic and diluted	$(0.34)	$(0.98)

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

    The Company has granted options to purchase shares of common stock to consultants in exchange for services. The Company determined the value of the options granted to consultants based on the Black-Scholes option pricing model.

    The following table sets forth, for each of the periods presented, the deferred stock-based compensation recorded and the amortization of deferred stock-based compensation (in thousands):

	Three months ended March 31
	2001	2000
Deferred stock-based compensation	$(29)	$10,056
Amortization of deferred stock-based compensation	$1,693	$6,242

    Unamortized deferred stock-based compensation at March 31, 2001 and December 31, 2000 was $5,647,000 and $7,369,000, respectively.

4.  Cash and cash equivalents and short-term investments

    The Company considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market funds and commercial paper, bonds and notes, the fair value of which approximates cost.

    The Company categorizes short-term investments as available-for-sale. Accordingly, these investments are carried at fair value. The fair value of these securities approximates cost, and there were no material unrealized gains or losses as of March 31, 2001 or December 31, 2000. Short-term investments generally have maturities of less than one year from the date of purchase.

5.  Inventories

    Inventories are comprised of the following (in thousands):

	March 31, 2001	December 31, 2000
Raw materials	$3,380	$1,927
Work-in-process	539	340
Finished goods	688	358
Inventory held by distributors	865	695

Total	$5,472	$3,320

6.  Recent Accounting Pronouncement

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    This report contains certain forward looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to the Company that are based on the beliefs of management of the Company as well as assumptions made by and information currently available to management of the Company. In addition, when used in this report, the words "likely," "will," "suggests," "target," "may," "would," "could," "anticipate," "believe," "estimate," "expect," "intend," "plan," "predict," and similar expressions and their variants, as they relate to the Company or the management of the Company, may identify forward looking statements. Such statements reflect the judgment of the Company as of the date of this quarterly report on Form 10-Q with respect to future events, the outcome of which are subject to certain risks, including the factors set forth below and in "Risk Factors," which may have a significant impact on the Company's business, operating results or financial condition. Such risks and uncertainties include risks and uncertainties regarding silicon wafer pricing and the availability of foundry and assembly capacity and raw materials; the availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products; fluctuations in the manufacturing yields of our third party semiconductor foundries and other problems or delays in the fabrication, assembly, testing or delivery of our products; our ability to specify, develop or acquire, complete, introduce, market and transition to volume production new products and technologies in a timely manner; the volume of product sales and pricing concessions on certain product sales; and, the timing requirements of our customers with respect to new product introductions. Investors are cautioned that these forward looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. Although we believe that the expectations reflected in these forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward looking statements. The Company undertakes no obligation to update forward looking statements.

    The following discussion and analysis should be read in connection with the condensed consolidated financial statements and the notes thereto included in Item 1 in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2000.

Overview

    We design and sell amplifiers based on our proprietary Digital Power Processing technology. We are supplying amplifiers for audio electronics applications, and we have begun offering amplifiers for DSL applications. We were incorporated in July 1995, and we began shipping products in the first quarter of 1998. Accordingly, we have limited historical financial information and operating history upon which you may evaluate us and our prospects. We incurred net losses of approximately $9.1 million in the three months ended March 31, 2001, $41.3 million in 2000, $31.7 million in 1999 and $33.7 million in 1998. We expect to continue to incur net losses and these losses may be significant.

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

Results of Operations

Three months ended March 31, 2001 and 2000

    Revenue.  Revenue for the three months ended March 31, 2001 was $5.3 million, an increase of $4.6 million from revenues of $742,000 for the three months ended March 31, 2000. The increase in revenue resulted from an increase in sales of our TA2020, TA2022 and TA1101 digital audio amplifiers.

    Sales to Komatsu Semiconductor Corporation, the majority of which relate to Sony Corporation, Natsteel Electronics Ltd, a subcontractor for Apple Computer, and a major Asian manufacturer of PC peripheral products accounted for approximately 52.1%, 11.6% and 31.9%, respectively, of revenue in the three months ended March 31, 2001 and 68.0%, 0% and 0%, respectively, in the corresponding prior year quarter. Sales to our five largest customers represented approximately 97.4% of revenue in the three months ended March 31, 2001 and 96.8% of revenue in the three months ended March 31, 2000.

    Gross Profit (Loss).  Gross profit for the three months ended March 31, 2001 was $270,000 (including stock-based compensation expense of $78,000), compared with a gross loss of $765,000 (including stock-based compensation expense of $20,000) for the three months ended March 31, 2000.

    The gross loss for the three months ended March 31, 2000 reflected inventory reserves and accruals relating to a price concession made to Komatsu (for sales to Sony Corporation) in order to accelerate the acceptance and introduction of a product in a new market segment. The improvement in the gross profit for the three months ended March 31, 2001 was due to a combination of product mix, increased shipments of products related to new design wins and ongoing cost reduction efforts.

    Research and Development.  Research and development expenses for the three months ended March 31, 2001 were $7.0 million (including stock-based compensation expense of $1.0 million), an increase of $1.2 million from $5.8 million (including stock-based compensation expense of $2.9 million) for the three months ended March 31, 2000. The year over year increase for the three month periods resulted from an increase in personnel costs due to additional headcount and an increase in product development expenses.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended March 31, 2001 were $2.8 million (including stock-based compensation of $561,000) a decrease of $1.7 million from $4.5 million (including stock-based compensation expense of $3.3 million) for the three months ended March 31, 2000. Excluding stock-based compensation, selling general and administrative expenses increased year over year due to increased headcount and related costs.

    Interest Income.  Interest income for the three months ended March 31, 2001 was $428,000, an increase of $172,000 from interest income of $256,000 in the three months ended March 31, 2000. The year-over-year increase in interest income for the three month periods reflected an increase in our cash equivalents and short-term investments, due to the proceeds from the initial public offering in August, 2000.

Liquidity and Capital Resources

    Since our inception, we have financed our operations through the private sale of our equity securities, primarily the sale of preferred stock and through our initial public offering on August 1, 2000. Net proceeds to the company as a result of our initial public offering were approximately $45.4 million.

    Net cash used by operating activities increased to $11.4 million for the three months ended March 31, 2001 from $4.0 million for the three months ended March 31, 2000. The increase was due to an increase in inventories and accounts receivables, partially offset by a decrease in stock-based compensation.

    Cash provided by investing activities increased to $12.5 million for the three months ended March 31, 2001 from $1.7 million for the three months ended March 31, 2000. The increase was due to the sale of short-term investments.

    Cash provided by financing activities increased to $978,000 for the three months ended March 31, 2001 from $365,000 for the three months ended March 31, 2000. The increase was due to the issuance of common stock under the Employee Stock Purchase Plan and through the exercise of stock options.

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

Recent Accounting Pronouncement

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

Risk Factors

Risks Related to our Business

Our limited operating history and dependence on new technologies make it difficult to evaluate our future products

    We were incorporated in July 1995 but did not begin shipping products until 1998. Many of our products have only recently been introduced. Accordingly, we have limited historical financial information and operating history upon which you may evaluate us and our products. Our prospects must be considered in the light of the risks, challenges and difficulties frequently encountered by companies in their early stage of development, particularly companies in intensely competitive and rapidly evolving markets such as the semiconductor industry. We cannot be sure that we will be successful in addressing these risks and challenges.

We have a history of losses, expect future losses and may never achieve or sustain profitability.

    As of March 31, 2001, we had an accumulated deficit of $120.2 million. We incurred net losses of approximately $9.1 million in the three months ended March 31, 2001, $41.3 million in 2000, $31.7 million in 1999 and $33.7 million in 1998. We expect to continue to incur net losses and these losses may be substantial. Furthermore, we expect to generate significant negative cash flow in the future. We will need to generate substantially higher revenue to achieve and sustain profitability and positive cash flow. Our recent revenue growth may not be sustainable and should not be considered indicative of future revenue growth. Our ability to generate future revenue and achieve profitability will depend on a number of factors, many of which are described throughout this section. If we are unable to achieve or maintain profitability, we will be unable to build a sustainable business. In this event, our share price and the value of your investment would likely decline.

Our quarterly operating results are likely to fluctuate significantly and may fail to meet the expectations of securities analysts and investors, which may cause our share price to decline.

    Our quarterly operating results have fluctuated significantly in the past and are likely to continue to do so in the future. The many factors that could cause our quarterly results to fluctuate include:

  •
  level of sales;

  •
  mix of high and low margin products;

  •
  availability and pricing of wafers;

  •
  timing of introducing new products, including lower cost versions of existing products; fluctuations in manufacturing yields and other problems or delays in the fabrication, assembly, testing or delivery of products; and

  •
  rate of development of target markets.

    A large portion of our operating expenses, including salaries, rent and capital lease expenses, are fixed. If we experience a shortfall in revenues relative to our expenses, we may be unable to reduce our expenses quickly enough to achieve quarterly operating results that meet the expectations of securities analysts and investors. In addition, we intend to increase our operating expenses in 2001 and 2002. We do not know whether our business will grow rapidly enough to absorb these costs. As a result, our operating results could fluctuate, and such fluctuations could cause the market price of our common stock to decline. We do not believe that period-to-period comparisons of our revenues and operating results are necessarily meaningful. You should not rely on the results of any one quarter as an indication of future performance.

We rely on a small number of customers for a significant portion of our revenue and a decrease in revenue from these customers could seriously harm our business.

    A relatively small number of customers have accounted for a significant portion of our revenues to date. Any reduction or delay in sales of our products to one or more of these key customers could seriously reduce our sales volume and revenue. In particular, sales to Komatsu Semiconductor Corporation, the purchasing agent for Sony Corporation, and Natsteel Corp., a subcontractor for Apple Computer, and a major Asian manufacturer of PC peripheral products accounted for 52.1%, 11.6% and 31.9%, respectively, of total revenue in the three months ended March 31, 2001 and 59.6%, 18.9% and 0%, respectively, of total revenue in 2000. Moreover, sales to our five largest customers represented approximately 97.4% of our total revenue in the three months ended March 31, 2001, 88.2% of our revenue in 2000 and 80.8% of our revenue in 1999. We expect that we will continue to rely on the success of our largest customers and on our success in selling our existing and future products to those customers in significant quantities. We cannot be sure that we will retain our largest customers or that we will be able to obtain additional key customers.

We currently rely on sales of three products for a significant portion of our revenue, and the failure of these products to be successful in the future could substantially reduce our sales.

    We currently rely on sales of our TA2020, TA2022 and TA1101 digital audio amplifiers to generate a significant portion of our revenue. Sales of these products amounted to 98.1% of our revenue in the three months ended March 31, 2001, 92.8% of our revenue in 2000 and 52.6% of our revenue in 1999. We have developed additional products and plan to introduce more products in the future but there can be no assurance that these products will be commercially successful. Consequently, if our existing products are not successful, our sales could decline substantially.

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

    Our failure or our customers' failure to develop and introduce new products successfully and in a timely manner would seriously harm our ability to generate revenues. Consequently, our success depends on our ability to develop new products for existing and new markets, introduce such products in a timely and cost-effective manner and to achieve design wins. The development of these new devices is highly complex, and from time to time we have experienced delays in completing the development and introduction of new products. The successful introduction of a new product may currently take up to 18 months. Successful product development and introduction depends on a number of factors, including:

  •
  accurate prediction of market requirements and evolving standards;

  •
  accurate new product definition;

  •
  timely completion and introduction of new product designs;

  •
  availability of foundry capacity;

  •
  achieving acceptable manufacturing yields; and

  •
  market acceptance of our products and our customers' products.

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

    We have experienced a period of rapid growth, expanding from 22 employees in December 1997 to 141 employees in March 2001. This expansion has placed, and continues to place, significant demands on our resources. We must continue to improve our operational, financial and management information systems to keep pace with the growth of our business. In particular, during the past year we implemented a new management information system. While we have not experienced significant problems with this system, we can offer no assurances that this system or others will not cause problems in the future and result in the disruption of our operations. We cannot be sure that any future efforts to improve our systems will be accomplished successfully.

We may engage in acquisitions that may harm our operating results, dilute our stockholders and cause us to incur debt or assume contingent liabilities,

    As part of our business strategy, we expect to review acquisition prospects that would complement our existing product offerings, augment our market coverage or enhance our technological capabilities. Our future acquisitions could result in:

  •
  potentially dilutive issuances of equity securities;

  •
  large one-time write-offs;

  •
  the incurrence of debt and contingent liabilities; and

  •
  the incurrence of amortization expenses or impairment write-downs related to goodwill and other intangible assets.

    Such actions by us could seriously harm our results of operations and the price of our common stock. Furthermore, acquisitions entail numerous risks, including:

  •
  difficulties in the assimilation and integration of operations, personnel, technologies, products and the information systems of the acquired companies;

  •
  diversion of management's attention from other business concerns;

  •
  risks of entering geographic or business markets in which we have no or limited prior experience; and

  •
  the potential loss of key employees.

    Since we have not made any material acquisitions in the past, we cannot be sure that we will be able to successfully integrate any businesses, products, technologies or personnel that might be acquired in the future.

Our headquarters, as well as the facilities of our principal manufacturers and customers are located in geographic regions with increased risks of power supply failure, natural disasters, labor strikes and political unrest.

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

    Our principal manufacturers and customers are located in the Pacific Rim region. The risk of earthquakes in this region, particularly in Taiwan, is significant due to the proximity of major earthquake fault lines. Earthquakes, fire, flooding and other natural disasters in the Pacific Rim region likely would result in the disruption of our foundry partners' assembly and testing capacity and the ability of our customers to purchase our products. Labor strikes or political unrest in these regions would likely also disrupt operations of our foundries and customers. In particular, there is a recent history of political unrest between China and Taiwan. Any disruption resulting from such events could cause significant delays in shipments of our products until we are able to shift our manufacturing, assembly and testing from the affected contractor to another third party vendor. We cannot be sure that such alternative capacity could be obtained on favorable terms, if at all. Moreover, any such disruptions could also cause significant decreases in our sales to these customers until our customers resume normal purchasing volumes.

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

  •
  the lack of guaranteed wafer supply;

  •
  limited control over delivery schedules, quality assurance and control, manufacturing yields and production costs; and

  •
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

    We currently obtain almost all of our manufacturing, assembly and test services from suppliers located outside the United States and may expand our manufacturing activities abroad. Approximately 98.6% of our total revenue in the three months ended March 31, 2001 was derived from sales to independent customers based outside the United States. In 2000 and 1999, 93.1% and 94.6%, respectively, of our total revenue was derived from sales to independent customers based outside of the United States. In addition, we often ship products to our domestic customers' international manufacturing divisions and subcontractors. Accordingly, we are subject to risks inherent in international operations, which include:

  •
  political, social and economic instability;

  •
  trade restrictions and tariffs;

  •
  the imposition of governmental controls;

  •
  exposure to different legal standards, particularly with respect to intellectual property;

  •
  import and export license requirements;

  •
  unexpected changes in regulatory requirements;

  •
  difficulties in collecting receivables; and

  •
  potentially adverse tax consequences.

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

    We face difficulties in persuading manufacturers to adopt our products using our new amplifier technology. Traditional amplifiers use design approaches developed in the 1930s. These approaches are still used in most amplifiers and engineers are familiar with these design approaches. In order to adopt our products, manufacturers and engineers must understand and accept our new technology. To take advantage of our products, manufacturers must redesign their systems, particularly components such as the power supply and heat sinks. Manufacturers must work with their suppliers to obtain modified components and they often must complete lengthy evaluation and testing. In addition, our amplifiers are often more expensive as components than traditional amplifiers. For these reasons, prospective customers may be reluctant to adopt our technology.

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

We may experience difficulties in the introduction of amplifier products for use in the cellular phone and optics markets that could result in significant expenses or delay in their launch.

    We are currently developing lines of amplifier products for use in the cellular phone and optics markets. We currently have no design wins or customers for these products under development. We may not introduce our amplifier products for the cellular phone or optics markets on time, and such products may never achieve market acceptance. Furthermore, competition in these markets is likely to result in price reductions, shorter product life cycles, reduced gross margins and longer sales cycles compared with what we have experienced to date.

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

    Our business depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws to protect our proprietary technologies. We cannot be sure that such measures will provide meaningful protection for our proprietary technologies and processes. As of March 31, 2001, we have seven issued United States patents and 33 additional United States patent applications which are pending. In addition, we have two international patents issued and an additional 44 international patents pending. We cannot be sure that any patent will issue as a result of these applications or future applications or, if issued, that any claims allowed will be sufficient to protect our technology. In addition, we cannot be sure that any existing or future patents will not be challenged, invalidated or circumvented, or that any right granted thereunder would provide us meaningful protection. The failure of any patents to provide protection to our technology would make it easier for our competitors to offer similar products. In connection with our participation in the development of various industry standards, we may be required to agree to license certain of our patents to other parties, including our competitors, that develop products based upon the adopted standards.

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

Part II. Other Information

Item 1. Legal proceedings

    None

Item 2. Changes in Securities and Use of Proceeds

    None

Item 3. Defaults in Securities

    None

Item 4. Submission of Matters to a Vote of Security Holders

    None

Item 5. Other Information

    None

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

      None

  (b)
  Reports on Form 8-K

      None

Signature

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.

Tripath Technology Inc.
Date: April 30, 2001 by: /s/ John J. DiPietro
John J. DiPietro, Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

QuickLinks

  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
Part II. Other Information
  Item 1. Legal proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults in Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
Signature