Form 10-Q
period 2001-06-30
TRIPATH TECHNOLOGY INC
filed 2001-08-14
CIK 1045739

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OR THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 000-26565

TRIPATH TECHNOLOGY INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or Organization)	77-0407364 (I.R.S. Employer Identification No.)

3900 Freedom Circle
Santa Clara, California 95054
(Address of Principal Executive Office including (Zip Code)

(408) 567- 3000
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    27,210,658 shares of the Registrant's common stock were outstanding as of August 3, 2001.

TRIPATH TECHNOLOGY INC.

FORM 10-Q

For The Quarter Ended June 30, 2001

PART I. Financial Information

Item 1. Financial Statements

TRIPATH TECHNOLOGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
Unaudited

	June 30, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$11,103	$12,651
Short-term investments	6,100	23,864
Accounts receivable, net	2,713	2,266
Inventories	11,081	3,320
Prepaid expenses and other current assets	640	1,082

Total current assets	31,637	43,183
Property and equipment, net	3,962	3,666
Other assets	378	262

Total assets	$35,977	$47,111

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,550	$3,927
Current portion of capital lease obligations	298	—
Accrued expenses	2,202	2,290
Deferred distributor revenue	2,875	806

Total current liabilities	9,925	7,023

Capital lease obligations	437	—

Stockholders' equity:
Common stock	27	26
Additional paid-in capital	158,407	158,533
Deferred stock-based compensation	(3,824)	(7,369)
Accumulated deficit	(128,995)	(111,102)

Total stockholders' equity	25,615	40,088

Total liabilities and stockholders' equity	$35,977	$47,111

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRIPATH TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
Unaudited

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
Revenue	$1,783	$1,982	$7,112	$2,724
Cost of revenue	2,033	2,555	7,092	4,062

Gross profit (loss)	(250)	(573)	20	(1,338)

Operating expenses:
Research and development	6,354	6,175	13,354	11,933
Selling, general and administrative	2,347	3,925	5,187	8,467

Total operating expenses	8,701	10,100	18,541	20,400

Loss from operations	(8,951)	(10,673)	(18,521)	(21,738)
Interest income	200	167	628	423

Net loss	$(8,751)	$(10,506)	$(17,893)	$(21,315)

Basic and diluted net loss per share	$(0.32)	$(0.90)	$(0.67)	$(1.87)

Number of shares used in computing basic and diluted net loss per share	27,012	11,712	26,800	11,380

Stock-based compensation included in:
	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
Cost of revenue	$70	$29	$148	$49
Research and development	288	2,153	1,342	5,064
Selling, general and administrative	34	1,195	595	4,506

Total stock-based compensation	$392	$3,377	$2,085	$9,619

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRIPATH TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Six months ended June 30,
	2001	2000
Cash flows from operating activities:
Net loss	$(17,893)	$(21,315)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,116	466
Allowance for doubtful accounts	—	20
Stock-based compensation	2,085	9,619
Forgiveness of stockholder notes receivable	—	738
Changes in assets and liabilities:
Accounts receivable	(447)	(355)
Inventories	(7,761)	539
Prepaid expenses and other assets	326	(1,919)
Accounts payable	623	1,811
Accrued expenses	(88)	2,718
Deferred distributor revenue	2,069	(444)

Net cash used in operating activities	(19,970)	(8,122)

Cash flows from investing activities:
Purchase of short-term investments	(9,100)	—
Sale of short-term investments	26,864	3,803
Purchase of property and equipment	(605)	(974)

Net cash provided by investing activities	17,159	2,829

Cash flows from financing activities:
Proceeds from issuance of common stock	1,335	899
Principal payments on capital lease obligations	(72)	—

Net cash provided by financing activities	1,263	899

Net decrease in cash and cash equivalents	(1,548)	(4,394)
Cash and cash equivalents, beginning of period	12,651	9,568

Cash and cash equivalents, end of period	$11,103	$5,174

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tripath Technology Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

    The unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary to state fairly the Company's financial position, results of operations, and cash flows for the periods presented. Results for the three and six months ended June 30, 2001 are not necessarily indicative of the results of the entire year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements.

    The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned Japanese subsidiary, which was incorporated in January 2001. All significant intercompany balances and transactions have been eliminated in consolidation.

2. Net loss per share

    Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common stock outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common stock and dilutive potential common stock outstanding. The calculation of diluted net loss per share excludes potential common stock if the effect is anti-dilutive. Potential common stock consist of incremental common stock issuable upon the exercise of stock options and warrants.

    A total of 9,627,000 and 8,423,000 shares of potential common stock were not included in the diluted net loss per share calculation for the three and six-month periods ended June 30, 2001, respectively, because to do so would be anti-dilutive. For the three and six-month periods ended June 30, 2000, 14,733,000 and 13,566,000 shares of potential common stock were excluded from the calculation of diluted net loss per share because they were anti-dilutive.

    The following table sets forth the computation of basic and diluted net loss per share for the three and six-month periods presented (in thousands, except per share amounts):

	Three months ended June 30		Six months ended June 30
	2001	2000	2001	2000
Numerator:
Net loss	$(8,751)	$(10,506)	$(17,893)	$(21,315)

Denominator:
Weighted average common stock	27,012	11,712	26,800	11,380

Net loss per share:
Basic and diluted	$(0.32)	$(0.90)	$(0.67)	$(1.87)

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

    The following table sets forth, for each of the periods presented, the deferred stock-based compensation recorded and the amortization of deferred stock-based compensation (in thousands):

	Three months ended June 30		Six months ended June 30
	2001	2000	2001	2000
Deferred stock-based compensation	$(1,431)	$1,577	$(1,460)	$11,633
Amortization of deferred stock-based compensation	$392	$3,377	$2,085	$9,619

    Unamortized deferred stock-based compensation at June 30, 2001 and December 31, 2000 was $3,824,000 and $7,369,000, respectively.

4. Cash and cash equivalents and short-term investments

    The Company considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market funds and commercial paper, bonds and notes, the fair value of which approximates cost.

    The Company categorizes short-term investments as available-for-sale. Accordingly, these investments are carried at fair value. The fair value of these securities approximates cost, and there were no material unrealized gains or losses as of June 30, 2001 or December 31, 2000. Short-term investments generally have maturities of less than one year from the date of purchase.

5. Inventories

    Inventories are comprised of the following (in thousands):

	June 30, 2001	December 31, 2000
Raw materials	$3,816	$1,927
Work-in-process	638	340
Finished goods	4,418	358
Inventory held by distributors	2,209	695

Total	$11,081	$3,320

6. Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities." FAS No. 133, as amended by FAS No. 137 and 138, establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for fiscal years beginning after June 15, 2000. The Company adopted FAS No. 133 effective January 1, 2001. The adoption of FAS No. 133 did not have a material impact on the Company's financial position or results of operations.

    In July 2001, the FASB issued FASB Statements Nos. 141 and 142 (FAS 141 and FAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets." FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed. Upon adoption of FAS 142, amortization of goodwill after June 30, 2001 recorded for business combinations consummated prior to July1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The Company will adopt FAS 142 on January 1, 2002, the beginning of fiscal 2002. In connection with the adoption of FAS 142, the Company will be required to perform a transitional goodwill impairment assessment. The Company has not yet determined the impact these standards will have on its financial position and results of operations, although it does not anticipate that the adoption of these standards will have a material impact on the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    This report contains certain forward looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to the Company that are based on the beliefs of management of the Company as well as assumptions made by and information currently available to management of the Company. In addition, when used in this report, the words "will," "believe," "expect," "intend," "plan," and similar expressions and their variants, as they relate to the Company or the management of the Company, may identify forward looking statements. Such statements reflect the judgment of the Company as of the date of this quarterly report on Form 10-Q with respect to future events, the outcome of which are subject to certain risks, including those factors set forth below and in the "Risk Factors" section, which may have a significant impact on the Company's business, operating results or financial condition. These risks and uncertainties include risks and uncertainties regarding fluctuations in our quarterly operating results; reliance on a small number of customers; our lengthy sales cycle; customer cancellations and deferrals (even from backlog); the current downturn in the semiconductor industry; the volume of product sales and pricing concessions on certain product sales; and the timing requirements of our customers with respect to new product introductions. Investors are cautioned that these forward looking statements are uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. Although we believe that the expectations reflected in these forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. The Company undertakes no obligation to update forward looking statements.

    The following discussion and analysis should be read in connection with the condensed consolidated financial statements and the notes thereto included in Item 1 in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2000.

Overview

    We design and sell amplifiers based on our proprietary Digital Power Processing technology. We are supplying amplifiers for audio electronics applications, and we have begun offering amplifiers for DSL applications. We were incorporated in July 1995, and we began shipping products in the first quarter of 1998. Accordingly, we have limited historical financial information and operating history upon which you may evaluate us and our prospects. We incurred net losses of approximately $17.9 million in the six months ended June 30, 2001, $41.3 million in 2000, $31.7 million in 1999 and $33.7 million in 1998. We expect to continue to incur net losses and these losses may be significant.

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

Results of Operations

Three months ended June 30, 2001 and 2000

    Revenue.  Revenue for the three months ended June 30, 2001 was $1.8 million, a decrease of $200,000 from revenues of $2.0 million for the three months ended June 30, 2000. The decrease in revenue resulted from reduced shipments of our TA2020 digital audio amplifiers.

    Sales to Solectron Technology (formerly Natsteel Electronics Ltd.), a subcontractor for Apple Computer, and Komatsu Semiconductor Corporation, a distributor for Sony Corporation, accounted for approximately, 33.7% and 33.5%, respectively, of revenue in the three months ended June 30, 2001 and 0% and 54.2%, respectively, in the corresponding prior year quarter. Sales to our five largest customers represented approximately 91.0% of revenue in the three months ended June 30, 2001 and 94.5% of revenue in the three months ended June 30, 2000.

    Gross Loss.  Gross loss for the three months ended June 30, 2001 was $250,000 (including stock-based compensation expense of $70,000), compared with a gross loss of $573,000 (including stock-based compensation expense of $29,000) for the three months ended June 30, 2000.

    The gross loss for the three months ended June 30, 2000 reflected inventory reserves and accruals relating to a price concession made to Komatsu (for sales to Sony Corporation) in order to accelerate the acceptance and introduction of a product in a new market segment. The reduction of the gross loss for the three months ended June 30, 2001 was due to a combination of changes in the product mix, increased shipments of products related to new design wins, ongoing cost reduction efforts and the reduction of inventory reserves related to inventory sold during the quarter.

    Research and Development.  Research and development expenses for the three months ended June 30, 2001 were $6.4 million (including stock-based compensation expense of $288,000), an increase of $0.2 million from $6.2 million (including stock-based compensation expense of $2.2 million) for the three months ended June 30, 2000. The year-over-year increase for the three month periods resulted from an increase in personnel costs due to additional headcount and an increase in product development expenses.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended June 30, 2001 were $2.3 million (including stock-based compensation of $34,000), a decrease of $1.6 million from $3.9 million (including stock-based compensation expense of $1.2 million) for the three months ended June 30, 2000. The year-over-year decrease resulted from a one-time charge related to the forgiveness of stockholder notes receivable recorded in the three months ended June 30, 2000, partially offset by increased headcount and related costs for the three months ended June 30, 2001.

    Interest Income.  Interest income for the three months ended June 30, 2001 was $200,000, an increase of $33,000 from interest income of $167,000 in the three months ended June 30, 2000. The year-over-year increase in interest income for the three-month periods reflected an increase in our cash equivalents and short-term investments, due to the remaining proceeds from our initial public offering in August 2000.

Six months ended June 30, 2001 and 2000

    Revenue.  Revenue for the six months ended June 30, 2001 was $7.1 million, an increase of $4.4 million from revenues of $2.7 million for the six months ended June 30, 2000. The increase in revenue resulted from an increase in sales of our TA2020, TA2022 and TA1101 digital audio amplifiers.

    Sales to a major Asian manufacturer of PC peripheral products, Solectron Technology (formerly Natsteel Electronics Ltd.), a subcontractor for Apple Computer, and Komatsu Semiconductor Corporation, a distributor for Sony Corporation, accounted for approximately 23.9%, 17.1% and 47.4%, respectively, of revenue in the six months ended June 30, 2001 and 0%, 0% and 58.0%, respectively, in the corresponding prior year period. Sales to our five largest customers represented approximately 96.5% of revenue in the six months ended June 30, 2001 and 91.6% of revenue in the six months ended June 30, 2000.

    Gross Profit (Loss).  Gross profit for the six months ended June 30, 2001 was $20,000 (including stock-based compensation expense of $148,000), compared with a gross loss of $1.3 million (including stock-based compensation expense of $49,000) for the six months ended June 30, 2000.

    The gross loss for the six months ended June 30, 2000 reflected inventory reserves and accruals relating to a price concession made to Komatsu (for sales to Sony Corporation) in order to accelerate the acceptance and introduction of a product in a new market segment. The improvement in the gross profit for the six months ended June 30, 2001 was due to a combination of changes in the product mix, increased shipments of products related to new design wins and ongoing cost reduction efforts.

    Research and Development.  Research and development expenses for the six months ended June 30, 2001 were $13.4 million (including stock-based compensation expense of $1.3 million), an increase of $1.5 million from $11.9 million (including stock-based compensation expense of $5.1 million) for the six months ended June 30, 2000. The year-over-year increase for the six month periods resulted from an increase in personnel costs due to additional headcount and an increase in product development expenses.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the six months ended June 30, 2001 were $5.2 million (including stock-based compensation expense of $595,000), a decrease of $3.3 million from $8.5 million (including stock-based compensation expense of $4.5 million) for the six months ended June 30, 2000. Excluding stock-based compensation, selling general and administrative expenses increased year-over-year due to increased headcount and related costs, partially offset by a one-time charge related to forgiveness of stockholder notes receivable in April 2000.

    Interest Income.  Interest income for the six months ended June 30, 2001 was $628,000, an increase of $205,000 from interest income of $423,000 in the six months ended June 30, 2000. The year-over-year increase in interest income for the six month periods reflected an increase in our cash equivalents and short-term investments, due to the remaining proceeds from our initial public offering in August 2000.

Liquidity and Capital Resources

    Since our inception, we have financed our operations through the private sale of our equity securities, primarily the sale of preferred stock and through our initial public offering on August 1, 2000. Net proceeds to the company as a result of our initial public offering were approximately $45.4 million.

    Net cash used by operating activities increased to $20.0 million for the six months ended June 30, 2001 from $8.1 million for the six months ended June 30, 2000. The increase was due to an increase in inventories and accounts receivable, partially offset by a decrease in stock-based compensation and an increase in deferred distributor revenue.

    Cash provided by investing activities increased to $17.2 million for the six months ended June 30, 2001 from $2.8 million for the six months ended June 30, 2000. The increase was due to the sale of short-term investments.

    Cash provided by financing activities increased to $1.3 million for the six months ended June 30, 2001 from $899,000 for the six months ended June 30, 2000. The increase was due to the issuance of common stock under the Employee Stock Purchase Plan and through the exercise of stock options.

    We believe that, taking into account our recent cost cutting measures and our anticipated future burn rate, our existing cash and cash equivalent balances, together with cash generated by our operations, if any, will be sufficient to meet our operating requirements until the second quarter of 2002. As a result, we will need to raise additional capital through public or private financings, strategic relationships or other arrangements in order to fund our continued operations. We are attempting to finance our future capital needs through some combination of debt or equity financing, strategic alliance, increased product sales and other alternatives, however, there has been a significant contraction in the availability of debt and equity financing in the semiconductor sector in which we operate. Moreover, additional equity financing, if available, would likely be dilutive to the holders of our common stock, and debt financing, if available, would likely involve restrictive covenants. We cannot be certain that any such financing will be available on acceptable terms, or at all. If we cannot raise sufficient additional capital, it would adversely affect our ability to achieve our business objectives and to continue as a going concern.

Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities." FAS No. 133, as amended by FAS No. 137 and 138, establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for fiscal years beginning after June 15, 2000. The Company adopted FAS No. 133 effective January 1, 2001. The adoption of FAS No. 133 did not have a material impact on our financial position or results of operations.

    In July 2001, the FASB issued FASB Statements Nos. 141 and 142 (FAS 141 and FAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets." FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed. Upon adoption of FAS 142, amortization of goodwill after June 30, 2001 recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The Company will adopt FAS 142 on January 1, 2002, the beginning of fiscal 2002. In connection with the adoption of FAS 142, the Company will be required to perform a transitional goodwill impairment assessment. The Company has not yet determined the impact these standards will have on its financial position and results of operations, although we do not anticipate that the adoption of these standards will have a material impact on our financial position or results of operations.

Risk Factors

Risks Related to our Business

Failure to raise additional capital will have a material adverse effect on our ability to operate as a going concern.

    Because we have had losses and only a nominal amount of cash has been generated from operations, we have funded our operating activities to date from the sale of securities. We believe that, taking into account our recent cost cutting measures and anticipated future burn rate, our existing cash and cash equivalent balances, together with cash generated by our operations, if any, will be sufficient to meet our operating requirements until the second quarter of 2002. As a result, we will need to raise additional capital to fund our continued operations. We cannot be certain that any such financing will be available on acceptable terms, or at all. Moreover, additional equity financing, if available, would likely be dilutive to the holders of our common stock, and debt financing, if available, would likely involve restrictive covenants. If we cannot raise sufficient additional capital, it would adversely affect our ability to achieve our business objectives and to continue as a going concern.

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

    As of June 30, 2001, we had an accumulated deficit of $129.0 million. We incurred net losses of approximately $17.9 million in the six months ended June 30, 2001 and $41.3 million in 2000. $31.7 million in 1999 and $33.7 million in 1998. We expect to continue to incur net losses and these losses may be substantial. Furthermore, we expect to generate significant negative cash flow in the future. We will need to generate substantially higher revenue to achieve and sustain profitability and positive cash flow. Our ability to generate future revenue and achieve profitability will depend on a number of factors, many of which are described throughout this section. If we are unable to achieve or maintain profitability, we will be unable to build a sustainable business. In this event, our share price and the value of your investment would likely decline.

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

  •
  rate of development of target markets.

    A large portion of our operating expenses, including salaries, rent and capital lease expenses, are fixed. If we experience a shortfall in revenues relative to our expenses, we may be unable to reduce our expenses quickly enough to offset the reduction in revenues during that accounting period, which would adversely affect our operating results.

    Fluctuations in our operating results may also result in fluctuations in our common stock price. If the market price of our stock is adversely affected, we may experience difficulty in raising capital or making acquisitions. In addition, we may become the object of securities class action litigation.

    As a result, we do not believe that period-to-period comparisons of our revenues and operating results are necessarily meaningful. You should not rely on the results of any one quarter as an indication of future performance.

Our customers may cancel or defer product orders, which could result in excess inventory.

    Our sales are generally made pursuant to individual purchase orders that may be canceled or deferred by customers on short notice without significant penalty. Thus, orders in backlog may not result in future revenue. In the past we have had cancellations and deferrals by customers. Any cancellation or deferral of product orders could result in us holding excess inventory, which could seriously harm our profit margins and restrict our ability to fund our operations. We recognize revenue upon shipment of products to the end customer. Although we have not experienced customer refusals to accept shipped products or material difficulties in collecting accounts receivable, such refusals or collection difficulties could result in significant charges against income, which could seriously harm our revenues and our cash flow.

Industry-wide overcapacity has caused and may continue to cause our results to fluctuate and such shifts could result in significant inventory write-downs and adversely affect our relationships with our suppliers.

    We must build inventory well in advance of product shipments. Because the semiconductor industry is highly cyclical and in light of the current downturn, which has resulted in excess capacity and overproduction, there is a risk that we will forecast inaccurately and produce excess inventories of our products. As a result of such inventory imbalances, future inventory write-downs may occur due to lower of cost or market accounting, excess inventory or inventory obsolescence. In addition, any adjustment in our ordering patterns resulting from increased inventory may adversely impact our suppliers' willingness to meet our demand, if our demand increases in the future.

Our product shipment patterns make it difficult to predict our quarterly revenues.

    As is common in our industry, we frequently ship more product in the third month of each quarter than in either of the first two months of the quarter, and shipments in the third month are higher at the end of that month. This pattern is likely to continue. The concentration of sales in the last month of the quarter may cause our quarterly results of operations to be more difficult to predict. Moreover, if sufficient business does not materialize or a disruption in our production or shipping occurs near the end of a quarter, our revenues for that quarter could be materially reduced.

We rely on a small number of customers for a significant portion of our revenue and a decrease in revenue from these customers could seriously harm our business.

    A relatively small number of customers have accounted for a significant portion of our revenues to date. Any reduction or delay in sales of our products to one or more of these key customers could seriously reduce our sales volume and revenue. In particular, sales to a major Asian manufacturer of PC peripheral products, Solectron Technology (formerly Natsteel Electronics Corp.), a subcontractor for Apple Computer and Komatsu Semiconductor Corporation, the purchasing agent for Sony Corporation, accounted for 23.9%, 17.1% and 47.4%, respectively, of total revenue in the six months ended June 30, 2001 and 0%, 0% and 59.6%, respectively, of total revenue in 2000. Moreover, sales to our five largest customers represented approximately 94.5% of our total revenue in the six months ended June 30, 2001, 88.2% of our revenue in 2000 and 80.8% of our revenue in 1999. We expect that we will continue to rely on the success of our largest customers and on our success in selling our existing and future products to those customers in significant quantities. We cannot be sure that we will retain our largest customers or that we will be able to obtain additional key customers.

We currently rely on sales of three products for a significant portion of our revenue, and the failure of these products to be successful in the future could substantially reduce our sales.

    We currently rely on sales of our TA2020, TA2022 and TA1101 digital audio amplifiers to generate a significant portion of our revenue. Sales of these products amounted to 96.2% of our revenue in the six months ended June 30, 2001, 92.8% of our revenue in 2000 and 52.6% of our revenue in 1999. We have developed additional products and plan to introduce more products in the future but there can be no assurance that these products will be commercially successful. Consequently, if our existing products are not successful, our sales could decline substantially.

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

The current downturn in the semiconductor industry has lead and may continue to lead to decreased revenue.

    During 2001, slowing worldwide demand for semiconductors has resulted in significant inventory buildups for semiconductor companies. Presently, we have no visibility regarding how long the semiconductor industry downturn will last or how severe the downturn will be. In the three months ended June 30, 2001, our revenues decreased 66% from revenues for the three months ended March 31, 2001. If the downturn continues or worsens, we may experience greater levels of cancellations and/or pushouts of orders for our products in the future.

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

    We may not be successful in retaining executive officers and other key management and technical personnel. The competition for such employees is intense, particularly in Silicon Valley and particularly for experienced mixed-signal circuit designers, systems applications engineers and experienced executive personnel. A high level of technical expertise is required to support the implementation of our technology in our existing and new customers' products. In addition, the loss of the management and technical expertise of Dr. Adya Tripathi, our founder, president and chief executive officer, could seriously harm us. We do not have any employment contracts with our employees.

Our headquarters, as well as the facilities of our principal manufacturers and customers are located in geographic regions with increased risks of power supply failure, natural disasters, labor strikes and political unrest.

    Our headquarters is located in Santa Clara, California, an area on or near a known earthquake fault within the state. In addition, businesses within the State of California are currently experiencing a shortage of available electrical power which has resulted in electrical blackouts. In the event these blackouts continue or increase in severity, they could disrupt the operations of our facilities within the state.

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

    If we use a new foundry, several months would be typically required to complete the qualification process before we can begin shipping products from the new foundry. In the event either of our current foundries suffers any damage or destruction to their respective facilities, or in the event of any other disruption of foundry capacity, we may not be able to qualify alternative manufacturing sources for existing or new products in a timely manner. Even our current outside foundries would need to have certain manufacturing processes qualified in the event of disruption at another foundry, which we may not be able to accomplish in a timely enough manner to prevent an interruption in supply of the affected products.

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

    Semiconductor assembly and testing are complex processes, which involve significant technological expertise and specialized equipment. As a result of our reliance on third-party subcontractors for assembly and testing of our products, we cannot directly control product delivery schedules, which has in the past, and could in the future, result in product shortages or quality assurance problems that could increase the costs of manufacture, assembly or testing of our products. Almost all of our products are assembled and tested by one of five subcontractors: AMBIT Microsystems Corporation in Taiwan, ST Assembly Test Services Ltd. in Singapore, Amkor Technology, Inc. in the Philippines, ASE in Korea and ISE Labs Assembly in the United States. We do not have long-term agreements with any of these suppliers and retain their services on a per order basis. The availability of assembly and testing services from these subcontractors could be adversely affected in the event a subcontractor suffers any damage or destruction to their respective facilities, or in the event of any other disruption of assembly and testing capacity. Due to the amount of time normally required to qualify assemblers and testers, if we are required to find alternative manufacturing assemblers or testers of our components, shipments could be delayed. Any problems associated with the delivery, quality or cost of our products could seriously harm our business.

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

    We currently obtain almost all of our manufacturing, assembly and test services from suppliers located outside the United States and may expand our manufacturing activities abroad. Approximately 96.5% of our total revenue in the six months ended June 30, 2001 was derived from sales to independent customers based outside the United States. In 2000 and 1999, 93.1% and 94.6%, respectively, of our total revenue was derived from sales to independent customers based outside of the United States. In addition, we often ship products to our domestic customers' international manufacturing divisions and subcontractors. Accordingly, we are subject to risks inherent in international operations, which include:

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

    We provide semiconductor devices to the audio, personal computer and communications markets. The semiconductor industry is highly cyclical and subject to rapid technological change and has been subject to significant economic downturns at various times, characterized by diminished product demand, accelerated erosion of average selling prices and production overcapacity. The semiconductor industry also periodically experiences increased demand and production capacity constraints. As a result, we have experienced and may experience in the future substantial period-to-period fluctuations in our results of operations due to general semiconductor industry conditions, overall economic conditions or other factors, many of which are outside our control. Due to these risks, you should not rely on period-to-period comparisons to predict our future performance.

Risks Related to Our Intellectual Property

Our intellectual property and proprietary rights may be insufficient to protect our competitive position.

    Our business depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws to protect our proprietary technologies. We cannot be sure that such measures will provide meaningful protection for our proprietary technologies and processes. As of June 30, 2001, we have nine issued United States patents, and 30 additional United States patent applications which are pending. In addition, we have two international patents issued and an additional 45 international patents pending. We cannot be sure that any patent will issue as a result of these applications or future applications or, if issued, that any claims allowed will be sufficient to protect our technology. In addition, we cannot be sure that any existing or future patents will not be challenged, invalidated or circumvented, or that any right granted thereunder would provide us meaningful protection. The failure of any patents to provide protection to our technology would make it easier for our competitors to offer similar products. In connection with our participation in the development of various industry standards, we may be required to agree to license certain of our patents to other parties, including our competitors, that develop products based upon the adopted standards.

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

    None

Item 3. Defaults in Securities

    None

Item 4. Submission of Matters to a Vote of Security Holders

    The Company's Annual Meeting of Stockholders was held on August 3, 2001 in Santa Clara, California. Proxies representing 23,694,691 shares of common stock or 87.57% of the total outstanding shares were voted at the meeting. The table below presents the voting results of election of the Company's Board of Directors:

	Votes For	Votes Withheld
Dr. Adya S. Tripathi	20,532,263	3,162,428
Dr. Charles Jungo	21,537,898	2,156,793
Sohail Khan	21,537,913	2,156,778
Tsuyoshi Taira	21,536,963	2,157,728

    The stockholders approved an amendment to the 2000 Stock Plan to increase the number of shares of common stock reserved for issuance thereunder by 1,300,000. The proposal received 19,494,814 affirmative votes, 4,174,028 negative votes, and 25,849 abstentions.

    The stockholders approved the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for the fiscal year 2001. The proposal received 23,535,489 affirmative votes, 151,513 negative votes, and 7,689 abstentions.

Item 5. Other Information

    None

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

      None

  (b)
  Reports on Form 8-K

      None

Signature

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.

Tripath Technology Inc.
Date:	August 13, 2001
by:	/s/ John J. DiPietro
John J. DiPietro,
Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

QuickLinks

TABLE OF CONTENTS
PART I. Financial Information
Item 1. Financial Statements
TRIPATH TECHNOLOGY INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) Unaudited
TRIPATH TECHNOLOGY INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) Unaudited
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Risks Related to our Business
Risks Related to Manufacturing
Risks Related to our Product Lines
Risks Related to Our Intellectual Property
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Part II. Other Information
Item 1. Legal proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults in Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
Signature