Form 10-Q
period 2001-09-30
TRIPATH TECHNOLOGY INC
filed 2001-11-09
CIK 1045739

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

27,210,658 shares of the Registrant's common stock were outstanding as of October 19, 2001.

TRIPATH TECHNOLOGY INC.

FORM 10-Q

For The Quarter Ended September 30, 2001

PART I. Financial Information

  Item 1. Financial Statements

TRIPATH TECHNOLOGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
Unaudited

	September 30, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$6,889	$12,651
Short-term investments	4,065	23,864
Accounts receivable, net	1,210	2,266
Inventories	11,449	3,320
Prepaid expenses and other current assets	663	1,082

Total current assets	24,276	43,183
Property and equipment, net	2,779	3,666
Other assets	380	262

Total assets	$27,435	$47,111

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,295	$3,927
Current portion of capital lease obligations	349	—
Accrued expenses	1,376	2,290
Deferred distributor revenue	555	806

Total current liabilities	7,575	7,023

Capital lease obligations	349	—

Stockholders' equity:
Common stock	27	26
Additional paid-in capital	156,137	158,533
Deferred stock-based compensation	(2,176)	(7,369)
Accumulated deficit	(134,477)	(111,102)

Total stockholders' equity	19,511	40,088

Total liabilities and stockholders' equity	$27,435	$47,111

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRIPATH TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
Unaudited

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Revenue	$3,172	$2,641	$10,284	$5,365
Cost of revenue	2,274	3,370	9,366	7,432

Gross profit (loss)	898	(729)	918	(2,067)

Operating expenses:
Research and development	3,579	6,867	16,933	18,800
Selling, general and administrative	2,181	3,020	7,368	11,487
Restructuring and other charges	684	—	684	—

Total operating expenses	6,444	9,887	24,985	30,287

Loss from operations	(5,546)	(10,616)	(24,067)	(32,354)
Interest and other income, net	64	527	692	950

Net loss	$(5,482)	$(10,089)	$(23,375)	$(31,404)

Basic and diluted net loss per share	$(0.20)	$(0.47)	$(0.87)	$(2.13)

Number of shares used in computing basic and diluted net loss per share	27,202	21,383	26,934	14,767

Stock-based compensation included in:

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Cost of revenue	$(259)	$19	$(111)	$68
Research and development	(1,136)	1,613	206	6,677
Selling, general and administrative	201	864	796	5,370

Total stock-based compensation	$(1,194)	$2,496	$891	$12,115

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRIPATH TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Nine months ended September 30,
	2001	2000
Cash flows from operating activities:
Net loss	$(23,375)	$(31,404)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,661	740
Restructuring and other charges	520	—
Loss on disposal of equipment	182	—
Allowance for doubtful accounts	—	120
Stock-based compensation	891	12,115
Forgiveness of stockholder notes receivable	—	738
Issuance of common stock warrants	—	58
Changes in assets and liabilities:
Accounts receivable	1,056	(1,096)
Inventories	(8,129)	149
Prepaid expenses and other assets	272	(970)
Accounts payable	1,368	3,653
Accrued expenses	(914)	1,023
Deferred distributor revenue	(251)	(515)

Net cash used in operating activities	(26,719)	(15,389)

Cash flows from investing activities:
Purchase of short-term investments	(13,065)	—
Sale of short-term investments	32,864	6,835
Purchase of property and equipment	(640)	(1,737)

Net cash provided by investing activities	19,159	5,098

Cash flows from financing activities:
Proceeds from issuance of common stock	1,907	46,386
Principal payments on capital lease obligations	(109)	—

Net cash provided by financing activities	1,798	46,386

Net decrease in cash and cash equivalents	(5,762)	36,095
Cash and cash equivalents, beginning of period	12,651	9,568

Cash and cash equivalents, end of period	$6,889	$45,663

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tripath Technology Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

    1.  Basis of Presentation

    The unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary to state fairly the Company's financial position, results of operations, and cash flows for the periods presented. Results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results of the entire year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements.

    The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned Japanese subsidiary, which was incorporated in January 2001. All significant intercompany balances and transactions have been eliminated in consolidation.

    The Company believes that, taking into account its recent cost cutting measures and its anticipated future burn rate, its existing cash and cash equivalent balances, together with cash generated by its operations, if any, will be sufficient to meet its operating requirements until the second quarter of 2002. However, the Company is seeking to raise additional capital through public or private financings, strategic relationships or other arrangements in order to provide more flexibility in terms of funding its operations. The Company is attempting to finance its future capital needs through some combination of debt or equity financing, strategic alliance, increased product sales and other alternatives, however, there has been a significant contraction in the availability of debt and equity financing in the semiconductor sector in which the Company operates. Moreover, additional equity financing, if available, would likely be dilutive to the holders of its common stock, and debt financing, if available, would likely involve restrictive covenants. The Company cannot be certain that any such financing will be available on acceptable terms, or at all. If the Company cannot raise sufficient additional capital, it would adversely affect its ability to achieve its business objectives and to continue as a going concern.

    2.  Restructuring and other charges

    On August 3, 2001 the Company announced a restructuring and cost reduction plan which included a workforce reduction and write down of assets no longer used. As a result of the restructuring and cost reduction plan, the Company recorded restructuring and other charges of $684,000 during the quarter ended September 30, 2001.

    Under the restructuring and cost reduction plan, the Company reduced its workforce by approximately 40 employees across all functions and mostly located at its headquarters facility in Santa Clara, California. The workforce reduction resulted in a $164,000 charge relating primarily to severance and fringe benefits. The Company also wrote down assets no longer used for a charge of $520,000. The Company expects to substantially complete the implementation of its restructuring plan during the next three months.

    A summary of the restructuring and other charges is as follows (in thousands):

	Total charges	Non-cash charges	Cash payments	Restructuring liability at September 30, 2001
Work force reduction	$164,000	$—	$131,000	$33,000
Write-down of assets no longer used	520,000	520,000

	$684,000	$520,000	$131,000	$33,000

    3.  Net loss per share

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

    A total of 6,579,000 and 6,014,000 shares of potential common stock were not included in the diluted net loss per share calculation for three and nine-month periods ended September 30, 2001, respectively, because to do so would be anti-dilutive. For the three and nine-month periods ended September 30, 2000, 7,678,000 and 7,908,000 shares of potential common stock were excluded from the calculation of diluted net loss per share because they were anti-dilutive.

    The following table sets forth the computation of basic and diluted net loss per share for the three and nine-month periods presented (in thousands, except per share amounts):

	Three months ended September 30		Nine months ended September 30
	2001	2000	2001	2000
Numerator:
Net loss	$(5,482)	$(10,089)	$(23,375)	$(31,404)

Denominator:
Weighted average common stock	27,202	21,383	26,934	14,767

Net loss per share:
Basic and diluted	$(0.20)	$(0.47)	$(0.87)	$(2.13)

    4.  Deferred stock-based compensation

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

    The following table sets forth, for each of the periods presented, the deferred stock-based compensation recorded and the amortization of deferred stock-based compensation (in thousands):

	Three months ended September 30		Nine months ended September 30
	2001	2000	2001	2000
Deferred stock-based compensation	$(693)	$(396)	$(2,153)	$11,237
Amortization of deferred stock-based compensation	$955	$2,496	$4,015	$12,115
Credits related to forfeitures	$(2,149)	$—	$(3,124)	$—

    Unamortized deferred stock-based compensation at September 30, 2001 and December 31, 2000 was $2,176,000 and $7,369,000, respectively.

    5.  Cash and cash equivalents and short-term investments

    The Company considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market funds and commercial paper, bonds and notes, the fair value of which approximates cost.

    The Company categorizes short-term investments as available-for-sale. Accordingly, these investments are carried at fair value. The fair value of these securities approximates cost, and there were no material unrealized gains or losses as of September 30, 2001 or December 31, 2000. Short-term investments generally have maturities of less than one year from the date of purchase.

    6.  Inventories

    Inventories are comprised of the following (in thousands):

	September 30, 2001	December 31, 2000
Raw materials	$4,915	$1,927
Work-in-process	370	340
Finished goods	5,724	358
Inventory held by distributors	440	695

Total	$11,449	$3,320

    7.  Recent Accounting Pronouncements

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

    In June 2001, the FASB issued FASB Statement No. 143 (FAS 143), "Accounting for Asset Retirement Obligations". FAS 143 requires that the fair value of a liability for an asset retirement obligation be realized in the period which it is incurred if a reasonable estimate of fair value can be made. Companies are required to adopt FAS 143 for fiscal years beginning after June 15, 2002, but early adoption is encouraged. The Company has not yet determined the impact this standard will have on its financial position and results of operations, although it does not anticipate that the adoption of this standard will have a material impact on the Company's financial position or results of operations.

    In August 2001, the FASB issued FASB Statement No. 144 (FAS 144). "Accounting for the Impairment or Disposal of Long-lived Assets". FAS 144 supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. Companies are required to adopt FAS 144 for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, but early adoption is encouraged. The Company has not yet determined the impact this standard will have on its financial position and results of operations, although it does not anticipate that the adoption of this standard will have a material impact on the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    This report contains certain forward looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to the Company that are based on the beliefs of management of the Company as well as assumptions made by and information currently available to management of the Company. In addition, when used in this report, the words "will," "believe," "expect," "intend," "plan," and similar expressions and their variants, as they relate to the Company or the management of the Company, may identify forward looking statements. Such statements reflect the judgment of the Company as of the date of this quarterly report on Form 10-Q with respect to future events, the outcome of which are subject to certain risks, including those factors set forth below and in the "Risk Factors" section, which may have a significant impact on the Company's business, operating results or financial condition. These risks and uncertainties include risks and uncertainties regarding fluctuations in our quarterly operating results; reliance on a small number of customers; our lengthy sales cycle; customer cancellations and deferrals (even from backlog); the current downturn in the semiconductor industry; the volume of product sales and pricing concessions on certain product sales; and the timing requirements of our customers with respect to new product introductions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. Investors are cautioned that these forward-looking statements are uncertain. In addition, the recent terrorist attacks on the United States, possible responses by the U.S. government, the effects on consumer demand, the financial markets, product supply and distribution and other conditions increase the uncertainty inherent in forward-looking statements. Forward-looking statements reflect the expectations of the Company at the time they are made, and investors should rely on them only as expressions of opinion about what may happen in the future and only at the time they are made. The Company undertakes no obligation to update any forward-looking statement. Although the Company believes it has an appropriate business strategy and the resources necessary for its operations, future revenue and margin trends cannot be reliably predicted and the Company may alter its business strategies to address changing conditions.

    The following discussion and analysis should be read in connection with the condensed consolidated financial statements and the notes thereto included in Item 1 in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2000.

Overview

    We design and sell amplifiers based on our proprietary Digital Power Processing technology. We are supplying amplifiers for audio electronics applications, and we have begun offering amplifiers for DSL applications. We were incorporated in July 1995, and we began shipping products in the first quarter of 1998. Accordingly, we have limited historical financial information and operating history upon which you may evaluate us and our prospects. We incurred net losses of approximately $23.4 million in the nine months ended September 30, 2001, $41.3 million in 2000, $31.7 million in 1999 and $33.7 million in 1998. We expect to continue to incur net losses and these losses may be significant.

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

    Stock-based compensation expense relates both to stock-based employee and consultant compensation arrangements. Employee-related stock-based compensation expense is based on the difference between the estimated fair value of our common stock on the date of grant and the exercise price of options to purchase that stock and is being recognized on an accelerated basis over the vesting periods of the related options, usually four years, or in the case of fully vested options, in the period of grant. Consultant stock-based compensation expense is based on the Black-Scholes option pricing model. Future compensation charges will be reduced if any employee or consultant terminates employment or consultation prior to the expiration of the option vesting period. Stock-based compensation expense was a net credit during the quarter ended September 30, 2001 due to forfeitures related to the reduction in workforce.

Results of Operations

Three months ended September 30, 2001 and 2000

    Revenue.  Revenue for the three months ended September 30, 2001 was $3.2 million, an increase of $600,000 from revenues of $2.6 million for the three months ended September 30, 2000. The increase in revenue resulted primarily from increased shipments of our TA2022 digital audio amplifiers.

    Sales to Solectron Technology (formerly Natsteel Electronics Ltd.), a subcontractor for Apple Computer, and Komatsu Semiconductor Corporation, a distributor for Sony Corporation and Aiwa, accounted for approximately, 28.9% and 39.5%, respectively, of revenue in the three months ended September 30, 2001 and 35.8% and 55.1%, respectively, in the corresponding prior year quarter. Sales to our five largest customers represented approximately 90.2% of revenue in the three months ended September 30, 2001 and 97.3% of revenue in the three months ended September 30, 2000.

    Gross Profit (Loss).  Gross profit for the three months ended September 30, 2001 was $898,000 (including stock-based compensation credit of $259,000), compared with a gross loss of $729,000 (including stock-based compensation expense of $19,000) for the three months ended September 30, 2000.

    The gross loss for the three months ended September 30, 2000 reflected inventory reserves and accruals relating to a price concession made to Komatsu (for sales to Sony Corporation) in order to accelerate the acceptance and introduction of a product in a new market segment. The improvement of the gross profit for the three months ended September 30, 2001 was due to a combination of changes in the product mix, increased shipments of products related to new design wins, ongoing cost reduction efforts and the reduction of inventory reserves related to inventory sold during the quarter.

    Research and Development.  Research and development expenses for the three months ended September 30, 2001 were $3.6 million (including stock-based compensation credit of $1.1 million), a decrease of $3.3 million from $6.9 million (including stock-based compensation expense of $1.6 million) for the three months ended September 30, 2000. The year-over-year decrease for the three-month periods resulted from a decrease in personnel costs due to lower headcount and a decrease in product development expenses.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended September 30, 2001 were $2.2 million (including stock-based compensation of

$201,000), a decrease of $0.8 million from $3.0 million (including stock-based compensation expense of $864,000) for the three months ended September 30, 2000. The year-over-year decrease resulted from lower headcount and related costs for the three months ended September 30, 2001.

    Restructuring and other charges.  On August 3, 2001 we announced a restructuring and cost reduction plan which included a workforce reduction and write down of assets no longer used. As a result of the restructuring and cost reduction plan, we recorded restructuring and other charges of $684,000 during the quarter ended September 30, 2001. Under the restructuring and cost reduction plan, we reduced our workforce by approximately 40 employees across all functions and mostly located at our headquarters facility in Santa Clara, California. The workforce reduction resulted in a $164,000 charge relating primarily to severance and fringe benefits. We also wrote down assets no longer used for a charge of $520,000. We expect to substantially complete the implementation of our restructuring plan during the next three months.

    Interest and other income, net.  Interest and other income, net for the three months ended September 30, 2001 was $64,000, a decrease of $463,000 from $527,000 for the three months ended September 30, 2000. The year-over-year decrease for the three-month periods reflected a decrease in our cash equivalents and short-term investments, due to ongoing operations.

Nine months ended September 30, 2001 and 2000

    Revenue.  Revenue for the nine months ended September 30, 2001 was $10.3 million, an increase of $4.9 million from revenues of $5.4 million for the nine months ended September 30, 2000. The increase in revenue resulted from an increase in sales of our TA2020, TA2022 and TA1101 digital audio amplifiers.

    Sales to Solectron Technology (formerly Natsteel Electronics Ltd.), a subcontractor for Apple Computer, and Komatsu Semiconductor Corporation, a distributor for Sony Corporation and Aiwa, accounted for approximately 20.7% and 45.0%, respectively, of revenue in the nine months ended September 30, 2001 and 17.5% and 56.2%, respectively, in the corresponding prior year period. Sales to our five largest customers represented approximately 91.6% of revenue in the nine months ended September 30, 2001 and 89.3% of revenue in the nine months ended September 30, 2000.

    Gross Profit (Loss).  Gross profit for the nine months ended September 30, 2001 was $918,000 (including stock-based compensation credit of $111,000), compared with a gross loss of $2.1 million (including stock-based compensation expense of $68,000) for the nine months ended September 30, 2000.

    The gross loss for the nine months ended September 30, 2000 reflected inventory reserves and accruals relating to a price concession made to Komatsu (for sales to Sony Corporation) in order to accelerate the acceptance and introduction of a product in a new market segment. The improvement in the gross profit for the nine months ended September 30, 2001 was due to a combination of changes in the product mix, increased shipments of products related to new design wins, ongoing cost reduction efforts and the reduction of inventory reserves related to inventory sold during the period.

    Research and Development.  Research and development expenses for the nine months ended September 30, 2001 were $16.9 million (including stock-based compensation expense of $206,000), a decrease of $1.9 million from $18.8 million (including stock-based compensation expense of $6.7 million) for the nine months ended September 30, 2000. The year-over-year decrease for the nine month periods resulted from a decrease in personnel costs due to lower headcount and a decrease in product development expenses.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the nine months ended September 30, 2001 were $7.4 million (including stock-based compensation expense of $796,000), a decrease of $4.1 million from $11.5 million (including stock-based compensation expense of $5.4 million) for the nine months ended September 30, 2000. Excluding stock-based compensation, selling general and administrative expenses increased in 2001 due to increased headcount and related costs, partially offset by a one-time charge related to forgiveness of stockholder notes receivable in April 2000.

    Restructuring and other charges.  On August 3, 2001 we announced a restructuring and cost reduction plan which included a workforce reduction and write down of assets no longer used. As a result of the restructuring and cost reduction plan, we recorded restructuring and other charges of $684,000 during the quarter ended September 30, 2001. Under the restructuring and cost reduction plan, we reduced our workforce by approximately 40 employees across all functions and mostly located at our headquarters facility in Santa Clara, California. The workforce reduction resulted in a $164,000 charge relating primarily to severance and fringe benefits. We also wrote down assets no longer used for a charge of $520,000. We expect to substantially complete the implementation of our restructuring plan during the next three months.

    Interest and other income, net.  Interest and other income, net for the nine months ended September 30, 2001 was $692,000, a decrease of $258,000 from $950,000 for the nine months ended September 30, 2000. The year-over-year decrease for the nine month periods reflected a decrease in our cash equivalents and short-term investments, due to ongoing operations.

Liquidity and Capital Resources

    Since our inception, we have financed our operations through the private sale of our equity securities, primarily the sale of preferred stock and through our initial public offering on August 1, 2000. Net proceeds to the company as a result of our initial public offering were approximately $45.4 million.

    Net cash used by operating activities increased to $26.7 million for the nine months ended September 30, 2001 from $15.4 million for the nine months ended September 30, 2000. The increase was due to an increase in inventories.

    Cash provided by investing activities increased to $19.2 million for the nine months ended September 30, 2001 from $5.1 million for the nine months ended September 30, 2000. The increase was due to the sale of short-term investments.

    Cash provided by financing activities decreased to $1.8 million for the nine months ended September 30, 2001 from $46.4 million for the nine months ended September 30, 2000. The $46.4 million provided by financing activities in the prior year period includes the net proceeds to the company as result of an initial public offering.

    We believe that, taking into account our recent cost cutting measures and our anticipated future burn rate, our existing cash and cash equivalent balances, together with cash generated by our operations, if any, will be sufficient to meet our operating requirements until the second quarter of 2002. However, we are seeking to raise additional capital through public or private financings, strategic relationships or other arrangements in order to provide more flexibility in terms of funding our operations. We are attempting to finance our future capital needs through some combination of debt or equity financing, strategic alliance, increased product sales and other alternatives, however, there has been a significant contraction in the availability of debt and equity financing in the semiconductor sector in which we operate. Moreover, additional equity financing, if available, would likely be dilutive to the holders of our common stock, and debt financing, if available, would likely involve restrictive covenants. We cannot be certain that any such financing will be available on acceptable terms, or at all. If we cannot raise sufficient additional capital, it would adversely affect our ability to achieve our business objectives and to continue as a going concern.

Recent Accounting Pronouncements

    In July 2001, the FASB issued FASB Statements Nos. 141 and 142 (FAS 141 and FAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets." FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed. Upon adoption of FAS 142, amortization of goodwill after September 30, 2001 recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The Company will adopt FAS 142 on January 1, 2002, the beginning of fiscal 2002. In connection with the adoption of FAS 142, the Company will be required to perform a transitional goodwill impairment assessment. The Company has not yet determined the impact these standards will have on its financial position and results of operations, although we do not anticipate that the adoption of these standards will have a material impact on our financial position or results of operations.

    In June 2001, the FASB issued FASB Statement No. 143 (FAS 143), "Accounting for Asset Retirement Obligations". FAS 143 requires that the fair value of a liability for an asset retirement obligation be realized in the period which it is incurred if a reasonable estimate of fair value can be made. Companies are required to adopt FAS 143 for fiscal years beginning after June 15, 2002, but early adoption is encouraged. The Company has not yet determined the impact this standard will have on its financial position and results of operations, although we do not anticipate that the adoption of this standard will have a material impact on our financial position or results of operations.

    In August 2001, the FASB issued FASB Statement No. 144 (FAS 144). "Accounting for the Impairment or Disposal of Long-lived Assets". FAS 144 supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. Companies are required to adopt FAS 144 for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, but early adoption is encouraged. The Company has not yet determined the impact this standard will have on its financial position and results of operations, although we do not anticipate that the adoption of this standard will have a material impact on our financial position or results of operations.

Risk Factors

Risks Related to our Business

Failure to raise additional capital will have a material adverse effect on our ability to operate as a going concern.

    Because we have had losses and only a nominal amount of cash has been generated from operations, we have funded our operating activities to date from the sale of securities. We believe that, taking into account our recent cost cutting measures and anticipated future burn rate, our existing cash and cash equivalent balances, together with cash generated by our operations, if any, will be sufficient to meet our operating requirements until the second quarter of 2002. However, we are seeking to raise additional capital to provide more flexibility in terms of funding our operations. We cannot be certain that any such financing will be available on acceptable terms, or at all. Moreover, additional equity financing, if available, would likely be dilutive to the holders of our common stock, and debt financing, if available, would likely involve restrictive covenants. If we cannot raise sufficient additional capital, it would adversely affect our ability to achieve our business objectives and to continue as a going concern.

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

    As of September 30, 2001, we had an accumulated deficit of $134.5 million. We incurred net losses of approximately $23.4 million for nine moths ended September 30, 2001 and $41.3 million in 2000, $31.7 million in 1999 and $33.7 million in 1998. We expect to continue to incur net losses and these losses may be substantial. Furthermore, we expect to generate significant negative cash flow in the future. We will need to generate substantially higher revenue to achieve and sustain profitability and positive cash flow. Our ability to generate future revenue and achieve profitability will depend on a number of factors, many of which are described throughout this section. If we are unable to achieve or maintain profitability, we will be unable to build a sustainable business. In this event, our share price and the value of your investment would likely decline.

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

  •
  rate of development of target markets.

    A large portion of our operating expenses, including salaries, rent and capital lease expenses, are fixed. If we experience a shortfall in revenues relative to our expenses, we may be unable to reduce our expenses quickly enough to off set the reduction in revenues during that accounting period, which would adversely affect our operating results.

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

    We must build inventory well in advance of product shipments. Because the semiconductor industry is highly cyclical and in light of the current downturn, which has resulted in excess capacity and overproduction, there is a risk that we will forecast inaccurately and produce excess inventories of our products. As a result of such inventory imbalances, future inventory write-downs may occur due to lower of cost or market accounting, excess inventory or inventory obsolescence. In addition, any adjustment in our ordering patterns resulting from increased inventory may adversely affect our suppliers' willingness to meet our demand, if our demand increases in the future.

Our product shipment patterns make it difficult to predict our quarterly revenues.

    As is common in our industry, we frequently ship more products in the third month of each quarter than in either of the first two months of the quarter, and shipments in the third month are higher at the end of that month. This pattern is likely to continue. The concentration of sales in the last month of the quarter may cause our quarterly results of operations to be more difficult to predict. Moreover, if sufficient business does not materialize or a disruption in our production or shipping occurs near the end of a quarter, our revenues for that quarter could be materially reduced.

We rely on a small number of customers for a significant portion of our revenue and a decrease in revenue from these customers could seriously harm our business.

    A relatively small number of customers have accounted for a significant portion of our revenues to date. Any reduction or delay in sales of our products to one or more of these key customers could seriously reduce our sales volume and revenue. In particular, sales to Solectron Technology (formerly Natsteel Electronics Corp.), a subcontractor for Apple Computer and Komatsu Semiconductor Corporation, the purchasing agent for Sony Corporation and Aiwa, accounted for 20.7% and 45.0%, respectively, of total revenue in the nine months ended September 30, 2001 and 17.5% and 56.2%, respectively, of total revenue in 2000. Moreover, sales to our five largest customers represented approximately 91.6% of our total revenue in the nine months ended September 30, 2001, 89.3% of our revenue in 2000 and 80.8% of our revenue in 1999. We expect that we will continue to rely on the success of our largest customers and on our success in selling our existing and future products to those customers in significant quantities. We cannot be sure that we will retain our largest customers or that we will be able to obtain additional key customers.

We currently rely on sales of three products for a significant portion of our revenue, and the failure of these products to be successful in the future could substantially reduce our sales.

    We currently rely on sales of our TA2020, TA2022 and TA1101 digital audio amplifiers to generate a significant portion of our revenue. Sales of these products amounted to 94.4% of our revenue in the nine months ended September 30, 2001, 92.8% of our revenue in 2000 and 52.6% of our revenue in 1999. We have developed additional products and plan to introduce more products in the future but there can be no assurance that these products will be commercially successful. Consequently, if our existing products are not successful, our sales could decline substantially.

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

If we are unable to retain key personnel, we might not be able to operate our business successfully.

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

    We currently obtain almost all of our manufacturing, assembly and test services from suppliers located outside the United States and may expand our manufacturing activities abroad. Approximately 95.4% of our total revenue in the nine months ended September 30, 2001 was derived from sales to independent customers based outside the United States. In 2000 and 1999, 93.1% and 94.6%, respectively, of our total revenue was derived from sales to independent customers based outside of the United States. In addition, we often ship products to our domestic customers' international manufacturing divisions and subcontractors. Accordingly, we are subject to risks inherent in international operations, which include:

  •
  political, social and economic instability;

  •
  trade restrictions and tariffs;

  •
  the imposition of governmental controls;

  •
  exposure to different legal standards, particularly with respect to intellectual property;

  •
  import and export license requirements;

  •
  unexpected changes in regulatory requirements;

  •
  difficulties in collecting receivables;

  •
  potentially adverse tax consequences; and

  •
  disruptions in air traffic.

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

    We are currently developing lines of amplifier products for use in the cellular phone market. We currently have no design wins or customers for these products under development. We may not introduce our amplifier products for the cellular phone market on time, and such products may never achieve market acceptance. Furthermore, competition in these markets is likely to result in price reductions, shorter product life cycles, reduced gross margins and longer sales cycles compared with what we have experienced to date.

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

    Our business depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws to protect our proprietary technologies. We cannot be sure that such measures will provide meaningful protection for our proprietary technologies and processes. As of September 30, 2001, we have eleven issued United States patents, and twenty-eight additional United States patent applications which are pending. In addition, we have four international patents issued and an additional forty-three international patents pending. We cannot be sure that any patent will issue as a result of these applications or future applications or, if issued, that any claims allowed will be sufficient to protect our technology. In addition, we cannot be sure that any existing or future patents will not be challenged, invalidated or circumvented, or that any right granted thereunder would provide us meaningful protection. The failure of any patents to provide protection to our technology would make it easier for our competitors to offer similar products. In connection with our participation in the development of various industry standards, we may be required to agree to license certain of our patents to other parties, including our competitors, that develop products based upon the adopted standards.

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

Item 3. Defaults upon Senior Securities

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

Tripath Technology Inc.
Date: November 8, 2001 by: /s/ John J. DiPietro
John J. DiPietro, Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

QuickLinks

TABLE OF CONTENTS
  PART I. Financial Information
  Item 1. Financial Statements
TRIPATH TECHNOLOGY INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands) Unaudited
TRIPATH TECHNOLOGY INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) Unaudited
TRIPATH TECHNOLOGY INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) Unaudited
Tripath Technology Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Part II. Other Information
  Item 1. Legal proceedings None
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
  Signature