Form 10-K
period 2001-12-31
TRIPATH TECHNOLOGY INC
filed 2002-02-19
CIK 1045739

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/ /	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER:

TRIPATH TECHNOLOGY INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0407364 (I.R.S. Employer Identification Number)
3900 Freedom Circle Santa Clara, CA 95054 (408) 567-3000 (Address, including zip code, or registrant's principal executive offices and telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / /    No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

        The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $47,511,158 as of February 15, 2002, based upon the closing price on the Nasdaq National Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose. The number of shares outstanding of the Registrant's common stock on February 15, 2002 was 27,305,263 shares.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement for its 2002 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed with the Securities and Exchange Commission, are incorporated by reference to Part III of this Form 10-K Report.

        Certain Exhibits filed with the Registrant's Registration Statement on Form S-1 (Registration No. 333-35028),as amended are incorporated herein by reference into Part IV of this Form 10-K Report.

TRIPATH TECHNOLOGY INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED DECEMBER 31, 2001

PART I

        This document contains a number of forward-looking statements. Our business is subject to numerous risks and uncertainties. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors."

ITEM 1. BUSINESS

        We design and sell amplifiers based on our proprietary technology, which we call Digital Power Processing, that enables us to provide significant performance, power efficiency, size, weight and cost advantages over traditional amplifier technology. We target applications where high signal quality and power efficiency are important. We currently provide amplifiers for several audio electronics markets. These markets include consumer audio applications such as DVD players, home theater systems, Internet appliances, gaming consoles, computer audio applications, where our products could enable manufacturers to eliminate externally-powered speakers or improve the overall sound quality and efficiency of systems, and automotive audio applications, including dashboard and trunk units. We have begun offering amplifiers for use in digital subscriber line, or DSL, equipment. We are also developing amplifiers for digital wireless handsets and base stations to increase talk time and battery life.

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

        The table below summarizes our audio products that are currently on the market.

	Product	Output (watts/channel)	Operating Efficiency	Total Harmonic Distortion(1)	Applications
Integrated Amplifiers
	TA1101B	10W	>80%	0.04% THD	Mini-stereo systems, Internet appliances, PC audio
	TA2024	10W	>80%	0.03% THD	PC audio, MP3 players, mini-stereo systems
	TA2020	20W	>80%	0.04% THD	Integrated home theater, set-top boxes, Internet appliances, televisions, DVD, mini-stereo systems
	TA2022	100W	>80%	0.05% THD	DVD, mini-stero systems, automotive audio
Amplifer Drivers
	TA3020	350W	>80%	0.05% THD	Audio/Video receivers, car trunk amplifiers, subwoofer amplifiers
	TA0104	500W	>90%	0.02% THD	Pro-audio amplifiers, automobile power amplifiers, subwoofer amplifiers

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

        The digital input format that we plan to support across the product line in the table above is referred to as I(2)S. In this interface, the digital content is encoded in a format that is specified by the I(2)S standard.

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

        Our initial product is a line driver for use in the ADSL market. ADSL, or Asymmetric DSL, a popular form of DSL technology, is designed to allow greater data rates from the central office to the subscriber than from the subscriber to the central office. This means that typical users will be able to download data faster than they can send data, which is suitable for most residential users. In February 2001, we announced our entry into the ADSL chipset market with a new family of central office ADSL line drivers. These new products offer full reach and data rate capability and can reduce heat dissipation by more than 50 percent versus conventional line drivers. Our line driver configurations feature:

  •
  power consumption that ranges from 620mW to 880mW per channel

  •
  support for full rate and G. LITE data rates

  •
  low distortion specifications

  •
  low power mode

  •
  digitally programmable gain

  •
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

        The following table provides additional information concerning the specifications of our current and future generation of DSL line drivers.

Product	Power Consumption (milliwatts/channel)	Application
TA401X Single channel family	660-880mW	Central office ADSL line driver
TA402X Dual channel family	‹750mW per channel	Central office ADSL line driver

        Customers are currently testing our TA401X product. Following this test phase, we expect to make further refinements before beginning volume shipments. We expect volume shipments to begin in the second half of 2002.

Amplifiers for Wireless Products

        Our expertise in the development of highly linear and energy efficient circuits has allowed us to develop an amplifier architecture which we believe is well-suited for use in digital handsets, base stations, and other wireless products. The initial targeted market is for cellular phones that utilize a digital transmission method known as CDMA. Linearity is important to this technology because CDMA uses a complex signal transmission method that requires more accurate reception and reproduction. Additionally, we believe our Digital Power Processing technology could provide significant improvements to the design of cellular phones in terms of talk-time, data connection time, and battery size, which are all dependent on the efficiency of the RF Power Amplifier.

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

        Our four key areas of competency are highlighted below:

Mixed Signal Circuit Design Expertise

        We are an innovator in advanced mixed signal circuit design with a particular focus on audio amplifiers, DSL line driver amplifiers, and RF Power Amplifiers. We have developed significant intellectual property in our mixed signal circuit designs which are applicable across multiple markets. As such, we have demonstrated significant improvements in power efficiency and linearity for audio amplifiers and central office line driver integrated circuits. We are also applying this same core technology to the development of highly linear and highly efficient RF Power Amplifier integrated circuits for incorporation in cellular telephones.

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

Research and Development

        Our research and development efforts are focused on developing products based on our Digital Power Processing technology for high growth markets, such as the DSL, and wireless communications markets. In addition, we continue to develop new products for the audio electronics market. As of December 31, 2001, our research and development staff consisted of 53 employees, many of whom have experience across multiple engineering disciplines. In 2001, 2000 and 1999, our research and development expenses were approximately $19.9 million, $26.1 million, $18.3 million, respectively.

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

Assembly and Test

        We currently outsource all of our assembly and testing operations to Amkor Technology, Inc. in the Philippines, ST Assembly Test Services Ltd. in Singapore, STS (formerly ISE Labs Assembly) in the United States, AMBIT Microsystems Corporation in Taiwan, and ASE in Korea, Malaysia, and the Philippines.

Quality Assurance

        We currently rely on our foundries and assembly subcontractors to assist in the qualification process. We also participate in quality and reliability monitoring through each stage of the production cycle. We closely monitor wafer foundry production to ensure consistent overall quality, reliability and yield levels.

Marketing, Sales and Customers

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

        We rely on our direct sales force, independent sales representatives and distributors to penetrate each of our key target markets. Our sales headquarters is located in Santa Clara, California. In addition, we market and sell our products at our regional offices located in Japan and Taiwan, as well as through representatives and independent distributors in Europe, the Middle East and Asia. We incorporated our regional office in Japan as a wholly-owned subsidiary in January 2001. Our sales force, together with our engineering and technical staff, works closely with customers to integrate our amplifiers into their products. We believe that close working relationships with customers will help us to achieve design wins and ultimately achieve high volume production.

        End customers for our products are primarily manufacturers of audio electronic components, communications infrastructure equipment and wireless communications equipment. Four, two and three end customers accounted for more than 10% of our sales in 2001, 2000 and 1999 respectively.

        For a detailed description of our sales by geographic region, see Note 2 (segment and geographic information) to our consolidated financial statements.

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

Intellectual Property

        We rely primarily on a combination of patent, copyright, trademark, trade secret and other intellectual property laws, nondisclosure agreements and other protective measures to protect our proprietary technologies and processes. We have fourteen issued United States patents, twenty-two additional United States patent applications which are pending. In addition, we have five international patents issued and an additional seventy-three international patents pending. We expect to continue to file patent applications where appropriate to protect our proprietary technologies.

Employees

        As of December 31, 2001, we had 80 full-time employees, including 53 employees engaged in research and development, 10 engaged in sales and marketing and 17 engaged in general administration activities. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe our employee relations are good.

Executive Officers of the Registrant

        The following table sets forth certain information regarding our executive officers as of December 31, 2001:

Name	Age	Position
Dr. Adya S. Tripathi	49	President and Chief Executive Officer, Chairman of the Board
John J. DiPietro	43	Chief Financial Officer, Vice President of Finance and Administration
Naresh Sharma	50	Vice President of Operations
Alan J. Soucy	46	Vice President of Sales, Advanced Products and Applications
Korhan Titizer	45	Vice President of Engineering

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

        Naresh Sharma has served as our Vice President of Operations since August 2001. He joined Tripath in 1998 serving as Director of Process Engineering and Development. Prior to joining us, from 1997 to 1998, he was the Director, Foundry Fab Operations at Alliance Semiconductor and from 1992 to 1997 he was Senior Manager, Strategic Fabs at Cirrus Logic. He has also held various management and engineering positions at Cypress Semiconductor, National (Fairchild) Semiconductor and American Microsystems. He received his Ph.D. in Physics from Indian Institute of Technology and received his M.S. in Solid State Physics from Roorkee Engineering University in India.

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

        Korhan Titizer has served as our Vice President of Engineering since August 2001. Prior to joining us, from 1998 to 2001, he was Vice President of Advanced Circuit Development at C-Cube Microsystems and from 1995 to 1998 he worked at Oak Technology as Director of Design. He holds a B.S. in Electrical Engineering from University of Surrey, England and a M.S. degree in Electrical Engineering from the University of California, Santa Barbara.

ITEM 2. PROPERTIES

        We lease one facility in Santa Clara, California, which has approximately 45,000 square feet pursuant to the lease, which expires on November 30, 2002. This facility comprises our headquarters and includes our administration, sales and marketing, and research and development departments.

ITEM 3. LEGAL PROCEEDINGS

        From time to time, we may be involved in litigation that arises through the normal course of business. As of the date of filing of this Form 10-K, we are not a party to any litigation that we believe could reasonably be expected to materially harm our business or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of the security holders during the fourth quarter of 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock has been quoted on the Nasdaq National Market under the symbol "TRPH" since our initial public offering in August 2000. Prior to this time, there was no public market for our stock. The following table sets forth the high and low closing sales prices per share of our common stock as reported on the Nasdaq National Market for the periods indicated. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. As of December 31, 2001 there were 145 holders of record of our common stock.

	Sale Price
	High	Low
Fiscal 2001:
First Quarter	$16.31	$4.50
Second Quarter	$11.25	$5.69
Third Quarter	$9.84	$0.56
Fourth Quarter	$2.22	$0.53

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

ITEM 6. SELECTED FINANCIAL DATA

	December 31,
	2001	2000	1999	1998	1997
Statement of Operations Data:
Revenue	$13,541	$9,300	$648	$180	$—
Cost of revenue	11,948	11,347	2,463	196	—

Gross profit (loss)	1,593	(2,047)	(1,815)	(16)	—

Operating expenses:
Research and development	19,913	26,074	18,320	8,162	2,055
Selling, general and administrative	8,664	14,772	12,935	26,481	1,158
Restructuring charges	684	—	—	—	—

Total operating expenses	29,261	40,846	31,255	34,643	3,213

Loss from operations	(27,668)	(42,893)	(33,070)	(34,659)	(3,213)
Interest and other income, net	687	1,626	1,368	1,002	442

Net loss	$(26,981)	$(41,267)	$(31,702)	$(33,657)	$(2,771)

Basic and diluted net loss per share	$(1.00)	$(2.34)	$(2.98)	$(3.32)	$(0.28)

Number of shares used to compute basic and diluted net loss per share	27,009	17,625	10,624	10,143	9,844

	December 31,
	2001	2000	1999	1998	1997
Balance Sheet Data:
Cash, cash equivalents, short-term investments and restricted cash	$5,097	$36,515	$17,403	$33,955	$16,125
Working capital	12,854	36,160	17,081	34,029	15,952
Total assets	22,160	47,111	22,634	37,391	17,244
Convertible preferred stock	—	—	49,611	49,611	21,127
Total stockholders' equity (deficit)	15,347	40,088	(30,262)	(13,427)	(4,172)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We design and sell amplifiers based on our proprietary Digital Power Processing technology. We currently supply amplifiers for audio electronics applications, and we have begun offering amplifiers for DSL applications. We were incorporated in July 1995, and we began shipping products in the first quarter of 1998. Accordingly, we have limited historical financial information and operating history for use in evaluating our Company and our future prospects. We incurred net losses of approximately $27.0 million in 2001, $41.3 million in 2000, and $31.7 million in 1999. We expect to continue to incur net losses in 2002, and possibly beyond.

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

        As a "fabless" semiconductor company, we contract with third party semiconductor fabricators to manufacture the silicon wafers based on our IC designs. Each wafer contains numerous die, which are cut from the wafer to create a chip for an IC. We also contract with third party assembly and test houses to assemble and package our die and conduct final product testing.

        Cost of revenue includes the cost of purchasing finished silicon wafers and die manufactured by independent foundries, costs associated with assembly and final product testing, as well as salaries and overhead costs associated with employees engaged in activities related to manufacturing. Research and development expense consists primarily of salaries and related overhead costs associated with employees engaged in research, design and development activities, as well as the cost of wafers and other materials and related services used in the development process. Selling, general and administrative expense consists primarily of employee compensation and related overhead expenses and advertising and marketing expenses.

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

        Management's discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis we evaluate our estimates, including those related to product returns, warranty obligations, bad debts, inventories, accruals, stock options, warrants, income taxes and restructuring costs. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Material differences may occur in our results of operations for any period if we made different judgments or utilized different estimates.

Results of Operations

Years Ended December 31, 2001, 2000 and 1999

        Revenue.    Revenue for 2001 was $13.5 million, an increase of $4.2 million or 45% from revenue of $9.3 million for 2000. This increase in revenue resulted primarily from increased shipments of our new 100-watt/channel TA2022 product. Revenue for 2000 increased $8.7 million or 1,335% from revenue of $648,000 in 1999. The increase in revenue from 1999 to 2000 resulted from increased shipments of our TA1101B (10-watt/channel) and TA2020 (20-watt/channel) products.

        Our top five customers accounted for 85% of revenue in 2001 versus 88% in 2000. Our primary customers in 2001 were Sony and Apple, representing 29% and 21% of revenue, respectively. Sony and Apple were also our top two customers in 2000, representing 60% and 19% of revenue, respectively. In 2001 we were able to offset the decline in revenue from Sony with increased shipments related to design wins with existing and new customers. The percentage of revenue to customers located outside of the United States was 94% in 2001 and 93% in 2000.

        Gross Profit (Loss).    Gross profit for 2001 was $1.6 million (including stock-based compensation benefit of $95,000) compared to a gross loss of $2.0 million (including stock-based compensation expense of $86,000) for 2000 and a gross loss of $1.8 million (including stock-based compensation expense of $43,000) for 1999. The increase in gross profit in 2001 was due to better product mix, including increased shipments of higher power/higher margin products related to new design wins, as well as ongoing cost reduction efforts. The gross loss in 2000 was due to the impact of price concessions made to Komatsu (for sales to Sony Corporation) in order to accelerate the acceptance and introduction of one product in a new market segment.

        Research and Development.    Research and development (R&D) expenses for 2001 were $19.9 million (including stock-based compensation benefit of $133,000), a decrease of $6.2 million or 24% from R&D expenses of $26.1 million (including stock-based compensation expense of $8.1 million) in 2000. R&D expenses for 2000 increased $7.8 million or 43% from R&D expenses of $18.3 million (including stock-based compensation expense of $6.9 million) in 1999. Excluding stock-based compensation expense, R&D expenses increased $2.0 million from 2000 to 2001, driven by higher headcount related costs, as well as higher depreciation, rent, and insurance expenses. The increase in R&D expenses from 1999 to 2000 was primarily a result of increased staffing, increased product development expenses, and increased facility costs and expenses.

        Selling, General and Administrative Expenses.    Selling, general and administrative (SG&A) expenses for 2001 were $8.7 million (including stock-based compensation expense of $488,000), a decrease of $6.1 million or 41% from SG&A expenses of $14.8 million (including stock-based compensation expense of $6.6 million) in 2000. SG&A expenses for 2000 increased $1.9 million or 15% from SG&A expenses of $12.9 million in 1999 (including stock-based compensation expense of $6.9 million). Excluding stock-based compensation expense, SG&A expenses were flat from 2000 to 2001. 2000 included a one-time charge for forgiveness of stockholder notes receivable, which was offset in 2001 by higher headcount related costs and professional services expenses. The increase in SG&A expenses from 1999 to 2000 was due to increased headcount and salaries and due to the forgiveness of stockholder notes receivable.

        Restructuring and other charges.    On August 3, 2001, we announced a restructuring and cost reduction plan which included a workforce reduction and write-off of abandoned assets. As a result of the restructuring and cost reduction plan, we recorded restructuring and other charges of $684,000 during the quarter ended September 30, 2001. Under the restructuring and cost reduction plan, we reduced our workforce by approximately 40 employees across all functions and mostly located at our headquarters facility in Santa Clara, California. The workforce reduction resulted in a $164,000 charge relating primarily to severance and fringe benefits. We also abandoned assets for a charge of $520,000.

        A summary of the restructuring and other charges is as follows:

	Total charges	Non-cash charges	Cash payments
Work force reduction	$164,000	$—	$164,000
Write-off of abandoned assets	520,000	520,000	—

	$684,000	$520,000	$164,000

        Interest and other income, net.    Interest income for 2001 was $687,000, a decrease of $913,000 or 57% from interest income of $1.6 million in 2000. Interest income for 2000 increased $200,000 or 14% from interest income of $1.4 million in 1999. In 2001, the decrease resulted from decreases in our average cash equivalents and short-term investment balances to fund operations, together with lower interest rates. In 2000, the increase in interest income resulted from increases in our average cash equivalents and short-term investment balances resulting from our initial public offering.

        Income Taxes.    We have incurred no income tax expense to date. As of December 31, 2001, we had available federal net operating loss carryforwards of approximately $82 million and state net operating loss carryforwards of approximately $38 million. We also had research and development tax credit carryforwards of approximately $1.9 million for federal and $1.8 million for state purposes. The net operating loss and credit carryforwards will expire at various times through 2019. As of December 31, 2001, we had deferred tax assets of approximately $34.4 million which consisted primarily of net operating loss carryforwards, research and development tax credit carryforwards and nondeductible reserves and accruals. We have recorded no tax benefit in our financial statements for these deferred tax assets. Deferred tax assets will be recognized in future periods as any taxable income is realized and consistent profits are reported.

Liquidity and Capital Resources

        Since our inception, we have financed our operations through the private sale of our equity securities, primarily the sale of preferred stock, including our most recent financing in January 2002, and through our initial public offering on August 1, 2000.

        Net cash used for operating activities during the years ended December 31, 2001, 2000, and 1999, was $32.5 million $24.6 million, and $17.4 million, respectively. During these periods, cash used for operating activities consisted primarily of cash utilized to fund operating losses and for working capital.

        Our investing activities provided cash in the amount of $22.1 million in 2001 from the net sale of short-term investments, offset by the purchase of capital equipment. In 2000 our investing activities used cash in the amount of $18.8 million, for the purchase of short-term investments and capital equipment. In 1999 our investing activities produced cash in the amount of $3.1 million, from the net sale of short-term investments, offset by the purchase of capital equipment.

        In 2001 our financing activities provided cash in the amount of $1.8 million, derived from stock option exercises. In 2000 our financing activities provided cash in the amount of $46.4 million, the majority of which was derived from our initial public offering. In 1999 our financing activities provided cash in the amount of $1.9 million from the issuance of convertible preferred stock, exercise of stock options and from payment of a note receivable from a stockholder.

        On January 24, 2002, we completed a financing in which we raised $21 million in gross proceeds through a private placement of non-voting Series A Preferred Stock and warrants, at $30 per unit to a group of institutional investors. Upon stockholder approval, each share of Series A Preferred Stock will convert into 20 shares of Common Stock (or an effective Common Stock price of $1.50 per share), subject to adjustment for stock splits, dividends and the like. Investors also received warrants to purchase up to an additional 20 percent of shares of Series A Preferred Stock. The warrants have a term of three years and an exercise price equal to $39.00 per share (or an effective Common Stock exercise price of $1.95 per share). If the common stock trades at $5.85 per share or greater for a period of 20 out of 30 trading days we can require the holders to exercise the warrants. As a result of the favorable conversion price of the shares and related warrants at the date of issuance, we will have to record accretion relating to the "Beneficial Conversion Feature" at the date of conversion which will result in a reduction of earnings available to common stockholders. If we do not obtain stockholder approval for the conversion into common stock of the securities issued in the financing within 45 days of the closing, the investors will have the right to require us to redeem the Series A Preferred Stock at the original purchase price plus 3% annual interest. If investors elected to redeem their shares and we are unable to find additional financing to fund the redemption, we will have insufficient capital to continue to fund our operations. Without sufficient capital to fund our operations, we will no longer be able to continue as a going concern. As a result of these circumstances, our independent accountants' opinion on our consolidated financial statements includes an explanatory paragraph indicating that these matters raise substantial doubt about our ability to continue as a going concern.

        We expect our future liquidity and capital requirements will fluctuate depending on numerous factors, including the cost and timing of future product development efforts, the timing of introductions of new products and enhancements to existing products, market acceptance of our existing and new products and the cost and timing of sales and marketing activities. We believe that taking into account our recent financing in January 2002, cost cutting measures and anticipated future burn rate, our existing cash and cash equivalent balances together with cash generated by our operations, if any, will be sufficient to take us to profitability. However, we may need to raise additional capital in future periods through public or private financings, strategic relationships or other arrangements in order to grow our business. Additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve restrictive covenants. However, we cannot be certain that any such financing will be available on acceptable terms, or at all. If we cannot raise additional capital when needed and on acceptable terms, we may not be able to achieve our business objectives and continue as a going concern.

Recent Accounting Pronouncements

        In July 2001, the FASB issued FASB Statements Nos. 141 and 142 (FAS 141 and FAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets." FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The Company will adopt FAS 142 on January 1, 2002. The Company has not yet determined the impact these standards will have on its financial position and results of operations, although we do not anticipate that the adoption of these standards will have a material impact on our financial position or results of operations.

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

Risk Factors

Risks Related to our Business

If we do not obtain stockholder approval for the conversion into common stock of the securities issued in the financing we closed in January 2002, the investors will be able to redeem their investment and we may not be able to continue as a going concern.

        Our stockholders are required to approve the conversion into common stock of the securities issued in the financing we closed on January 24, 2002. If they do not approve the conversion within 45 days of the closing, the investors will have the right to redeem the shares they purchased for their purchase price plus three percent interest per annum. If investors elected to redeem their shares and we are unable to find additional financing to fund the redemption, we will have insufficient capital to continue to fund our operations. Without sufficient capital to fund our operations we will no longer be able to continue as a going concern. As a result of these circumstances, our independent accountants' opinion on our consolidated financial statements includes an explanatory paragraph indicating that these matters raise substantial doubt about our ability to continue as a going concern.

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

        As of December 31, 2001, we had an accumulated deficit of $138.1 million. We incurred net losses of approximately $27.0 million for year ended December 31, 2001 and $41.3 million in 2000 and $31.7 million in 1999. We expect to continue to incur net losses and these losses may be substantial. Furthermore, we expect to generate significant negative cash flow in the future. We will need to generate substantially higher revenue to achieve and sustain profitability and positive cash flow. Our ability to generate future revenue and achieve profitability will depend on a number of factors, many of which are described throughout this section. If we are unable to achieve or maintain profitability, we will be unable to build a sustainable business. In this event, our share price and the value of your investment would likely decline.

We will likely need to raise additional capital to continue to grow our business.

        Because we have had losses we have funded our operating activities to date from the sale of securities, including our most recent financing in January 2002. We believe that, taking into account our recent financing and cost cutting measures and anticipated future burn rate, our existing cash and cash equivalent balances, together with cash generated by our operations, if any, will be sufficient to take us to profitability. However, in order to grow our business significantly, we will likely need additional capital. We cannot be certain that any such financing will be available on acceptable terms, or at all. Moreover, additional equity financing, if available, would likely be dilutive to the holders of our common stock, and debt financing, if available, would likely involve restrictive covenants. If we cannot raise sufficient additional capital, it would adversely affect our ability to achieve our business objectives and to continue as a going concern.

We must continue to reduce our costs and improve our margins in order to reach profitability.

        The market for our products is extremely competitive and is characterized by aggressive pricing. As a result, margins in our market are often low. Traditionally, we have experienced low or even negative margins. In order to reach profitability we must continue to increase our margins by reducing the cost of our products.

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

        A relatively small number of customers have accounted for a significant portion of our revenues to date. Any reduction or delay in sales of our products to one or more of these key customers could seriously reduce our sales volume and revenue. In particular, sales to Solectron Technology (formerly Natsteel Electronics Corp.), a subcontractor for Apple Computer and Komatsu Semiconductor Corporation, the purchasing agent for Sony Corporation and Aiwa, accounted for 21% and 42%, respectively, of total revenue for the year ended December 31, 2001 and 19% and 60%, respectively, of total revenue in 2000. Moreover, sales to our five largest customers represented approximately 85% of our total revenue for the year ended December 31, 2001, 88% of our revenue in 2000 and 81% of our revenue in 1999. We expect that we will continue to rely on the success of our largest customers and on our success in selling our existing and future products to those customers in significant quantities. We cannot be sure that we will retain our largest customers or that we will be able to obtain additional key customers.

We currently rely on sales of three products for a significant portion of our revenue, and the failure of these products to be successful in the future could substantially reduce our sales.

        We currently rely on sales of our TA2020, TA2022 and TA1101 digital audio amplifiers to generate a significant portion of our revenue. Sales of these products amounted to 89% of our revenue for the year ended December 31, 2001, 93% of our revenue in 2000 and 53% of our revenue in 1999. We have developed additional products and plan to introduce more products in the future but there can be no assurance that these products will be commercially successful. Consequently, if our existing products are not successful, our sales could decline substantially.

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

Stockholders will incur additional dilution upon the exercise of warrants, and management will have sole discretion to use the proceeds received from exercise of these warrants.

        To the extent that the warrants are exercised, there will be additional dilution to your shares. If all of the warrants are exercised, we will be required to issue an additional 3,303,760 shares of common stock, or approximately 12.1% of the common stock outstanding as of February 8, 2002. If all of the warrants are exercised in full, we would receive approximately $6.3 million in proceeds. Our management will have sole discretion over use of these proceeds and may spend the proceeds in ways with which our stockholders may not agree.

The market may be adversely affected due to the large number of shares eligible for sale under the registration statement filed in connection with the financing.

        The shares of common stock eligible for sale under the registration statement filed in connection with the financing represent a large percentage of our outstanding common stock. The market for the shares may be adversely affected as a result of sales of a large number of shares in the market or the perception that large sales may occur.

We may not maintain NASDAQ National Market listing requirements

        To maintain the listing of our common stock on The Nasdaq National Market we are required to meet certain listing requirements, including a minimum bid price of $1.00 per share. If our stock is traded below the $1.00 minimum bid price for 30 consecutive business days, we will receive a deficiency notice and will have a grace period of 90 calendar days to cure the deficiency by meeting the $1.00 per share trading price for 10 consecutive days. There can be no assurance that we will maintain compliance with the minimum bid price. If we fail to meet the minimum bid price for 10 consecutive days during the grace period our common stock may be delisted from The NASDAQ National Market. Even if we are able to comply with the minimum bid requirement, there is no assurance that in the future we will continue to satisfy NASDAQ listing requirements, with the result that our common stock may be delisted from The NASDAQ National Market. Should our common stock be delisted from The NASDAQ National Market, it would likely be traded on The NASDAQ Small Cap Market, and if delisted from The NASDAQ Small Cap Market, would likely be traded on the so-called "pink sheets" or the "Electronic Bulletin Board" of the National

Association of Securities Dealers, Inc. Consequently, it would likely be more difficult to trade in or obtain accurate quotations as to the market price of our common stock. Delisting of our common stock could materially adversely affect the market price, the market liquidity of our common stock and our ability to raise necessary capital.

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

        Semiconductor assembly and testing are complex processes, which involve significant technological expertise and specialized equipment. As a result of our reliance on third-party subcontractors for assembly and testing of our products, we cannot directly control product delivery schedules, which has in the past, and could in the future, result in product shortages or quality assurance problems that could increase the costs of manufacture, assembly or testing of our products. Almost all of our products are assembled and tested by one of five subcontractors: AMBIT Microsystems Corporation in Taiwan, ST Assembly Test Services Ltd. in Singapore, Amkor Technology, Inc. in the Philippines, ASE in Korea, Malaysia and the Philippines and ISE Labs Assembly in the United States. We do not have long-term agreements with any of these suppliers and retain their services on a per order basis. The availability of assembly and testing services from these subcontractors could be adversely affected in the event a subcontractor suffers any damage or destruction to their respective facilities, or in the event of any other disruption of assembly and testing capacity. Due to the amount of time normally required to qualify assemblers and testers, if we are required to find alternative manufacturing assemblers or testers of our components, shipments could be delayed. Any problems associated with the delivery, quality or cost of our products could seriously harm our business.

Failure to transition our products to more effective and/or increasingly smaller semiconductor chip sizes and packaging could cause us to lose our competitive advantage and reduce our gross margins.

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

        We currently obtain almost all of our manufacturing, assembly and test services from suppliers located outside the United States and may expand our manufacturing activities abroad. Approximately 94% of our total revenue for the year ended December 31, 2001 was derived from sales to independent customers based outside the United States. In 2000 and 1999, 93% and 95%, respectively, of our total revenue was derived from sales to independent customers based outside of the United States. In addition, we often ship products to our domestic customers' international manufacturing divisions and subcontractors.

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

We may experience difficulties in the introduction of an amplifier product for use in the cellular phone market that could result in significant expenses or delay in its launch.

        We are currently developing an amplifier product for use in the cellular phone market. We currently have no design wins or customers for this product under development. We may not introduce our amplifier product for the cellular phone market on time, and this product may never achieve market acceptance. Furthermore, competition in this market is likely to result in price reductions, shorter product life cycles, reduced gross margins and longer sales cycles compared with what we have experienced to date.

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

        Our business depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws to protect our proprietary technologies. We cannot be sure that such measures will provide meaningful protection for our proprietary technologies and processes. As of December 31, 2001, we have fourteen issued United States patents, and twenty-two additional United States patent applications which are pending. In addition, we have five international patents issued and an additional seventy-three international patents pending. We cannot be sure that any patent will issue as a result of these applications or future applications or, if issued, that any claims allowed will be sufficient to protect our technology. In addition, we cannot be sure that any existing or future patents will not be challenged, invalidated or circumvented, or that any right granted there under would provide us meaningful protection. The failure of any patents to provide protection to our technology would make it easier for our competitors to offer similar products. In connection with our participation in the development of various industry standards, we may be required to agree to license certain of our patents to other parties, including our competitors, that develop products based upon the adopted standards.

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

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Tripath Technology Inc. and its subsidiary at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP
San Jose, California
January 25, 2002

TRIPATH TECHNOLOGY INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$3,997	$12,651
Short-term investments	1,100	23,864
Accounts receivable, net	2,521	2,266
Inventories	10,958	3,320
Prepaid expenses and other current assets	829	1,082

Total current assets	19,405	43,183
Property and equipment, net	2,381	3,666
Other assets	374	262

Total assets	$22,160	$47,111

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,352	$3,927
Current portion of capital lease obligations	349	—
Accrued expenses	1,238	2,290
Deferred distributor revenue	612	806

Total current liabilities	6,551	7,023

Capital lease obligations	262	—

Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 27,259,154 and 26,216,655 shares issued and outstanding	27	26
Additional paid-in capital	154,675	158,533
Deferred stock-based compensation	(1,272)	(7,369)
Accumulated deficit	(138,083)	(111,102)

Total stockholders' equity	15,347	40,088

Total liabilities and stockholders' equity	$22,160	$47,111

The accompanying notes are an integral part of these consolidated financial statements.

TRIPATH TECHNOLOGY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2001	2000	1999
Revenue	$13,541	$9,300	$648
Cost of revenue	11,948	11,347	2,463

Gross profit (loss)	1,593	(2,047)	(1,815)

Operating expenses:
Research and development	19,913	26,074	18,320
Selling, general and administrative	8,664	14,772	12,935
Restructuring and other charges	684	—	—

Total operating expenses	29,261	40,846	31,255

Loss from operations	(27,668)	(42,893)	(33,070)
Interest and other income, net	687	1,626	1,368

Net loss	$(26,981)	$(41,267)	$(31,702)

Basic and diluted net loss per share	$(1.00)	$(2.34)	$(2.98)

Number of shares used to compute basic and diluted net loss per share	27,009	17,625	10,624

Stock-based compensation included in:
Cost of revenue	$(95)	$86	$43
Research and development	(133)	8,072	6,891
Selling, general and administrative	488	6,635	6,879

	$260	$14,793	$13,813

The accompanying notes are an integral part of these consolidated financial statements.

TRIPATH TECHNOLOGY INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(In thousands)

	Common						Total Stockholders' Equity (Deficit)
			Additional Paid-in Capital	Stockholder Notes Receivable	Deferred Stock-based Compensation	Additional Paid-in Capital
	Shares	Amount
Balance at December 31, 1998	11,186	$11	$39,757	$(2,236)	$(12,826)	$(38,133)	$(13,427)
Repurchase of restricted common stock upon termination of officer	(500)	—	(4,565)	750	3,815	—	—
Repayment of stockholder note receivable and related interest	—	—	—	845	—	—	845
Issuance of common stock upon exercise of stock options	213	—	69	—	—	—	69
Deferred stock-based compensation	—	—	15,368	—	(15,368)	—	—
Amortization of deferred stock-based compensation	—	—	—	—	13,813	—	13,813
Interest on stockholder notes receivable	—	—	85	(85)	—	—	—
Issuance of common stock warrants	—	—	140	—	—	—	140
Net loss	—	—	—	—	—	(31,702)	(31,702)

Balance at December 31, 1999	10,899	11	50,854	(726)	(10,566)	(69,835)	(30,262)
Issuance of common stock upon exercise of stock options	1,127	1	1,016	—	—	—	1,017
Repurchase of common stock	(12)	—	(18)	—	—	—	(18)
Issuance of common stock upon exercise of warrants	18	—	26	—	—	—	26
Issuance of common stock from initial public offering	5,100	5	45,387	—	—	—	45,392
Issuance of common stock warrants	—	—	58	—	—	—	58
Deferred stock-based compensation	—	—	11,596	—	(11,596)	—	—
Amortization of deferred stock-based compensation	—	—		—	14,793	—	14,793
Interest on stockholder notes receivable	—	—	12	(12)	—	—	—
Forgiveness of stockholder notes receivable and related interest receivable	—	—	—	738	—	—	738
Conversion of preferred stock from initial public offering	9,085	9	49,602	—	—	—	49,611
Net loss	—	—	—	—	—	(41,267)	(41,267)

Balance at December 31, 2000	26,217	26	158,533	—	(7,369)	(111,102)	40,088
Issuance of common stock upon exercise of stock options	865	1	1,270	—	—	—	1,271
Issuance of common stock upon exercise of warrants	90	—	—	—	—	—	—
Issuance of common stock through the ESPP	87	—	709	—	—	—	709
Reversal of previously recognized compensation due to forfeitures	—	—	(5,837)	—	1,529	—	(4,308)
Amortization of deferred stock-based compensation	—	—	—	—	4,568	—	4,568
Net loss	—	—	—	—	—	(26,981)	(26,981)

Balance at December 31, 2001	27,259	$27	$154,675	$—	$(1,272)	$(138,083)	$15,347

The accompanying notes are an integral part of these consolidated financial statements.

TRIPATH TECHNOLOGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net loss	$(26,981)	$(41,267)	$(31,702)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,086	1,155	938
Non-cash restructuring and other charges	520	—	—
Loss on disposal of equipment	182	—	—
Allowance for doubtful accounts	117	120	30
Stock-based compensation	260	14,793	13,813
Amortization of warrants	—	58	182
Forgiveness of stockholder notes receivable	—	738	—
Changes in assets and liabilities:
Accounts receivable	(372)	(1,972)	(425)
Inventories	(7,638)	(1,019)	(2,233)
Prepaid expenses and other assets	112	(921)	(87)
Accounts payable	425	3,181	60
Accrued expenses	(1,052)	698	1,071
Deferred distributor revenue	(194)	(141)	947

Net cash used in operating activities	(32,535)	(24,577)	(17,406)

Cash flows from investing activities:
Purchases of short-term investments	(15,065)	(25,829)	(5,011)
Sales of short-term investments	37,829	8,800	9,156
Restricted cash	—	1,000	—
Purchase of property and equipment	(667)	(2,728)	(1,060)

Net cash provided by (used in) investing activities	22,097	(18,757)	3,085

Cash flows from financing activities:
Proceeds from initial public offering, net of issuance costs	—	45,392	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	1,000
Proceeds from issuance of common stock	1,980	1,017	69
Repurchase of common stock	—	(18)	—
Issuance of common stock upon exercise of warrants	—	26	—
Proceeds from payment of stockholder note receivable	—	—	845
Principal payments on capital lease obligations	(196)	—	—

Net cash provided by financing activities	1,784	46,417	1,914

Net increase (decrease) in cash and cash equivalents	(8,654)	3,083	(12,407)
Cash and cash equivalents at beginning of period	12,651	9,568	21,975

Cash and cash equivalents at end of period	$3,997	$12,651	$9,568

Supplemental disclosure of cash flow information
Interest paid	$102	$—	$—
Taxes paid	$—	$—	$—
Non-cash investing and financing activities:
Property and equipment acquired by capital lease	$807	$—	$—
Repurchase of restricted common stock and cancellation of notes receivable	$—	$—	$750
Interest on stockholder notes receivable	$—	$12	$85
Forgiveness of stockholder notes receivable	$—	$738	$—
Issuance of common stock warrants for services	$—	$58	$140
Conversion of preferred stock into common stock	$—	$49,611	$—

The accompanying notes are an integral part of these consolidated financial statements.

TRIPATH TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY AND BASIS OF PRESENTATION:

The Company

        Tripath Technology Inc. (the "Company" or "Tripath") was incorporated in California in July 1995. The Company was reincorporated in Delaware in July 2000. The Company is a designer and developer of integrated circuit devices for the consumer audio, personal computer and communications markets.

Basis of Presentation

        The consolidated financial statements include the accounts of Tripath and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated. Accounts denominated in foreign currency have been remeasured using the U.S. dollar as the functional currency.

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods and such differences could be material.

Liquidity

        The Company has incurred substantial losses and has experienced negative cash flow since inception. At December 31, 2001, the Company had an accumulated deficit of $138.1 million. In order to conserve cash, the Company has implemented cost cutting measures and in August 2001 implemented a restructuring program. In addition, on January 24, 2002, the Company secured additional financing (See Note 11). However, if the Company's stockholders do not approve the conversion into common stock of the securities issued in the financing, the investors will have the right to redeem the shares for the original purchase price plus three percent interest per annum. If investors elected to redeem their shares, and the Company is unable to secure additional financing to fund the redemption, the Company will have insufficient capital to fund its operations. Without sufficient capital to fund the Company's operations, the Company will no longer be able to continue as a going concern.

Initial Public Offering

        On August 1, 2000, the Company completed its initial public offering of 5 million shares of common stock at $10.00 per share. Net proceeds to the Company as a result of the initial public offering, plus the proceeds relating to the exercise of the underwriters' overallotment option to purchase 100,000 shares of common stock, were approximately $45.4 million.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

        The following table summarizes sales to customers comprising 10% or more of the Company's total revenue for the periods indicated:

	% of Revenue for the Year Ended December 31,
	2001	2000	1999
Customer A	29%	60%	50%
Customer B	—	—	11%
Customer C	—	—	11%
Customer D	12%	—	—
Customer E	13%	—	—
Customer F	21%	19%	—

        The Company's accounts receivable were concentrated with 5 customers at December 31, 2001 representing 15%, 15%, 13%, 12% and 12% of aggregate gross receivables, and 2 customers at December 31, 2000 representing 58% and 33% of aggregate gross receivables.

Cash and cash equivalents and short-term investments

        The Company considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market funds and commercial paper, bonds and notes, the fair value of which approximates cost.

        The Company categorizes short-term investments as available-for-sale. Accordingly, these investments are carried at fair value.The fair value of such securities approximates cost, and there were no material unrealized gains or losses as of December 31, 2001 and 2000. Short-term investments generally have maturities of less than one year from the date of purchase. The following table summarizes the Company's cash and cash equivalents and short-term investments (in thousands):

	December 31,
	2001	2000
Cash and cash equivalents:
Cash	$230	$1,312
Money market funds	3,767	3,423
Commercial paper	—	7,916

	$3,997	$12,651

Short-term investments:
U.S. Government bonds and notes	$1,100	$16,000
Commercial paper	—	7,864

	$1,100	$23,864

The contractual maturities of available-for-sale short-term investments are as follows (in thousands):

	December 31,
	2001	2000
Less than one year	$—	$7,864
Over ten years	1,100	16,000

	$1,100	$23,864

Concentration of credit risk and significant customers

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. Substantially all of the Company's cash and cash equivalents are invested in highly-liquid money market funds and commercial securities with major financial institutions. Short-term investments consist of U.S. government and commercial bonds and notes. The Company sells its products principally to original equipment manufacturers. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses, as considered necessary by management. Credit losses to date have been consistent with management's estimates. The Company had no significant write-offs or recoveries during the years ended December 31, 2001, 2000 and 1999.

Fair value of financial instruments

        Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable and accounts payable, approximate their fair value due to their relative short maturities and based upon comparable market information available at the respective balance sheet dates. The Company does not hold or issue financial instruments for trading purposes.

Inventories

        Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out ("FIFO") method.

Inventory purchase commitments

        The Company accrues for estimated losses on non-cancelable purchase orders. The estimated losses result from anticipated future sale of products for sales prices less than the estimated cost to manufacture. Inventory purchase commitment losses accrued at December 31, 2001 and 2000 were $190,000 and $821,000, respectively.

Research and development expenses

        Research and development costs are charged to expense as incurred.

Property and equipment

        Property and equipment, including leasehold improvements, are stated at historical cost, less accumulated depreciation and amortization. Property and equipment under capital leases are stated at the present value of the minimum lease payments. Amortization of leasehold improvements and assets under capital leases is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the term of the lease. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Furniture and fixtures	5 years
Software	Shorter of three years or term of license
Equipment	2-5 years

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

Comprehensive income

        Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purposes financial statements. There was no difference between the Company's net loss and its total comprehensive loss for the years ended December 31, 2001, 2000 and 1999.

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

TRIPATH TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

        On November 30, 2000, the Company accelerated the vesting for all remaining options held by non-employees and relieved these non-employees of any further obligations to the Company. As a result, additional compensation was recorded in 2000 related to these options.

Segment and geographic information

        The Company has determined that it has one reportable business segment: the design, license, and marketing of integrated circuits.

        The following is a geographic breakdown of the Company's sales by shipping destination for the following periods:

	Year Ended December 31,
	2001	2000	1999
United States	$872	$644	$35
Japan	6,460	5,717	351
Singapore	1,569	2,489	21
Taiwan	2,686	—	—
Rest of world	1,954	450	241

	$13,541	$9,300	$648

Recent Accounting Pronouncements

        In July 2001, the FASB issued FASB Statements Nos. 141 and 142 (FAS 141 and FAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets." FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The Company will adopt FAS 142 on January 1, 2002. The Company has not yet determined the impact these standards will have on its financial position and results of operations, although it does not anticipate that the adoption of these standards will have a material impact on its financial position or results of operations.

        In June 2001, the FASB issued FASB Statement No. 143 (FAS 143), "Accounting for Asset Retirement Obligations". FAS 143 requires that the fair value of a liability for an asset retirement obligation be realized in the period which it is incurred if a reasonable estimate of fair value can be made. Companies are required to adopt FAS 143 for fiscal years beginning after June 15, 2002, but early adoption is encouraged. The Company has not yet determined the impact this standard will have on its financial position and results of operations, although it does not anticipate that the adoption of this standard will have a material impact on its financial position or results of operations.

        In August 2001, the FASB issued FASB Statement No. 144 (FAS 144). "Accounting for the Impairment or Disposal of Long-lived Assets". FAS 144 supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. Companies are required to adopt FAS 144 for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, but early adoption is encouraged. The Company has not yet determined the impact this standard will have on its financial position and results of operations, although it does not anticipate that the adoption of this standard will have a material impact on its financial position or results of operations.

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

        The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share amounts):

	Year Ended December 31,
	2001	2000	1999
Numerator:
Net loss	$(26,981)	$(41,267)	$(31,702)

Denominator:
Weighted average common stock	27,009	17,625	10,624

Net loss per share:
Basic and diluted	$(1.00)	$(2.34)	$(2.98)

        The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods presented (in thousands):

	December 31,
	2001	2000	1999
Common stock options	8,217	8,115	3,767
Common stock under Employee Stock Purchase Plan	413	500	—
Common stock warrants	25	127	139
Series A preferred stock	—	—	3,245
Series B preferred stock	—	—	1,967
Series C preferred stock	—	—	1,497
Series D preferred stock	—	—	2,376

NOTE 3—RESTRUCTURING AND OTHER CHARGES:

        On August 3, 2001, the Company announced a restructuring and cost reduction plan which included a workforce reduction and write-off of abandoned assets. As a result of the restructuring and cost reduction plan, the Company recorded restructuring and other charges of $684,000 during the quarter ended September 30, 2001.

        Under the restructuring and cost reduction plan, the Company reduced its workforce by approximately 40 employees across all functions and mostly located at its headquarters facility in Santa Clara, California. The workforce reduction resulted in a $164,000 charge relating primarily to severance and fringe benefits. The Company also abandoned assets resulting in a charge of $520,000.

        A summary of the restructuring and other charges is as follows:

	Total charges	Non-cash charges	Cash payments
Work force reduction	$164,000	$—	$164,000
Write-off of abandoned assets	520,000	520,000	—

	$684,000	$520,000	$164,000

NOTE 4—BALANCE SHEET COMPONENTS (in thousands):

	December 31,
	2001	2000
Accounts receivable, net:
Accounts receivable	$2,788	$2,416
Less: allowance for doubtful accounts	(267)	(150)

	$2,521	$2,266

Inventories:
Raw materials	$6,531	$1,927
Work-in-process	273	340
Finished goods	3,798	358
Inventory held by distributors	356	695

	$10,958	$3,320

Property and equipment, net:
Furniture and fixtures	$384	$593
Software	3,372	2,493
Equipment	3,050	3,564
Leasehold improvements	134	186

	6,940	6,836
Less: accumulated depreciation and amortization	(4,559)	(3,170)

	$2,381	$3,666

        Property and equipment includes assets under capital leases and accumulated amortization of assets under capital leases of $807,000 and $293,000, respectively, at December 31, 2001. There were no assets under capital leases at December 31, 2000.

Accrued expenses:
Accrued compensation and related benefits	$459	$737
Accrued rent	116	196
Inventory purchase commitments	190	821
Other accrued expenses	473	536

	$1,238	$2,290

TRIPATH TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—COMMON STOCK:

        The Company's Amended and Restated Articles of Incorporation authorize the Company to issue 100,000,000 shares of common stock. At December 31, 2001 and 2000, there were 27,259,154 shares and 26,216,655 shares, respectively, of common stock issued and outstanding.

        The Company has reserved the following number of shares of common stock for future issuance (in thousands):

	December 31,
	2001	2000
Common stock warrants	25	127
Common stock under Employee Stock Purchase Plan	413	500
Common stock upon exercise of outstanding stock options	8,217	8,115

	8,655	8,742

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

        During March, 2001, Intel exercised their warrants on a net share basis and the Company issued 90,122 shares of common stock.

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

NOTE 6—EMPLOYEE BENEFIT PLANS:

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

        The following table summarizes stock option activity under the Company's Stock Option Plans (in thousands, except per share data):

		Options Outstanding
	Options Available for Grant
		Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 1998	1,947	2,716	$1.02
Granted	(2,117)	2,117	1.50
Canceled	853	(853)	1.48
Exercised	—	(213)	0.32

Balance at December 31, 1999	683	3,767	1.22
Additional shares reserved	8,000	—	—
Granted	(6,374)	6,374	10.28
Canceled	899	(899)	6.78
Exercised	—	(1,127)	0.89

Balance at December 31, 2000	3,208	8,115	7.79
Granted	(5,815)	5,815	2.84
Canceled	4,848	(4,848)	7.67
Exercised	—	(865)	1.47

Balance at December 31, 2001	2,241	8,217

NOTE 7—EMPLOYEE BENEFIT PLANS:

        Significant options groups outstanding at December 31, 2001 and related weighted average exercise prices and contractual life information are as follows:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price Per Share	Number Vested and Exercisable	Weighted Average Exercise Price Per Share
$0.20	100,625	5.1	$0.20	100,625	$0.20
$0.50 - $1.00	2,711,500	9.5	$0.54	45,000	$0.50
$1.50 - $2.50	1,422,898	7.2	$1.56	1,394,393	$1.52
$4.50 - $8.00	1,512,650	9.1	$4.96	150,997	$7.19
$8.25 - $12.00	2,322,874	8.3	$11.93	1,882,791	$11.98
$12.06 - $19.88	104,500	9.0	$14.40	57,961	$14.21
$20.13 - $27.94	41,770	7.3	$21.49	18,643	$22.98

	8,216,817			3,650,410

2000 Employee Stock Purchase Plan

        In April 2000 the Company adopted the 2000 Employee Stock Purchase Plan (the "Purchase Plan") under which 500,000 shares of common stock have been reserved for issuance. Eligible employees may elect to withhold up to 10% of their salary to purchase shares of the Company's common stock at a price equal to 85% of the market value of the stock at the beginning or ending of a six month offering period, whichever is lower. No more than 2,000 shares may be purchased by an eligible employee during any calendar year. The Purchase Plan will terminate in 2010. Under the Purchase Plan, 86,566 shares were issued during the year ended December 31, 2001.

        The Company did not recognize compensation expense related to employee purchase rights in 2001 or 2000.

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

        The fair value of options at the date of grant was estimated on the date of grant based on the method prescribed by SFAS No. 123. The following table summarizes the estimated fair value of options and assumptions used in the SFAS No. 123 calculations for stock option plans:

	Year Ended December 31,
	2001	2000	1999
Estimated fair value	$4.77	$8.29	$9.70
Expected lives (in years)	5	5	5
Volatility	110%	70%	—
Risk-free interest rate	4.56%	6.27%	6.16%
Dividend yield	—	—	—

TRIPATH TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—EMPLOYEE BENEFIT PLANS: (Continued)

        The following table summarizes the estimated fair value of employees' purchase rights and assumptions used in the SFAS No. 123 calculations:

Year Ended December 31, 2001
Estimated fair value	$0.70
Expected life in years	0.5
Volatility	110%
Risk free interest rate	4.56%
Dividend yield	—

        Had compensation cost for the Company's stock options and stock purchase rights been determined based on the fair value of the options at the date of grant as required by SFAS No. 123, the Company's pro forma net loss would have been as follows (in thousands, except per share data):

	Year Ended December 31,
	2001	2000	1999
Net loss:
As reported	$(26,981)	$(41,267)	$(31,702)

Pro forma	$(35,146)	$(55,946)	$(32,162)

Basic and diluted net loss per share:
As reported	$(1.00)	$(2.34)	$(2.98)

Pro forma	$(1.30)	$(3.17)	$(3.03)

NOTE 8—DEFERRED STOCK-BASED COMPENSATION:

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

        The following tables sets forth, for each of the periods presented, deferred stock-based compensation recorded and the amortization of deferred stock-based compensation (in thousands):

	Year Ended December 31,
	2001	2000	1999
Deferred stock-based compensation	$(5,837)	$10,256	$10,959
Amortization of deferred stock-based compensation	4,568	13,359	12,587
Reversal of previously recognized compensation due to forfeitures	(4,308)	—	—

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

	Year Ended December 31,
	2001	2000	1999
Weighted average fair value per share of options granted to consultants during the period	—	$10.37	$10.76
Deferred stock-based compensation	—	1,340	594
Amortization of deferred stock-based compensation	—	1,434	1,226

        Unamortized deferred stock-based compensation at December 31, 2001 and December 31, 1999 was $1,272,000 and $7,369,000, respectively.

        Stock-based compensation attributable to individuals that worked in the following functions is as follows (in thousands):

	Year Ended December 31,
	2001	2000	1999
Manufacturing/operations (cost of revenues)	$(95)	$86	$43
Research and development	(133)	8,072	6,891
Selling, general and administrative	488	6,635	6,879

Total stock-based compensation	$260	$14,793	$13,813

NOTE 9—INCOME TAXES:

        At December 31, 2001, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $82,000,000 and $38,000,000 respectively, which expire in varying amounts beginning in 2004 through 2019. In addition, the Company has credit carryforwards of approximately $1,900,000 for federal and $1,800,000 for state purposes. The federal carryforwards expire in varying amounts through 2019. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss and tax credit carryforwards may be impaired or limited in certain circumstances. Events which could cause limitations in the amount of net operating loss and tax credit carryforwards that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period. The Company is in the process of determining if a cumulative ownership change may have occurred and, if so, by what amount the Company's net operating loss and tax credit carryforwards may be limited.

        Deferred taxes comprise the following (in thousands):

	Year Ended December 31,
	2001	2000	1999
Net operating loss carryforwards	$30,146	$24,460	$10,359
Non-deductible reserves and accruals	537	1,246	1,027
Credit carryforwards	3,676	1,242	897
Depreciation	22	(369)	(425)

Net deferred tax assets	34,381	26,579	11,858
Less: Valuation allowance	(34,381)	(26,579)	(11,858)

Net deferred tax assets	—	—	—

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

NOTE 10—COMMITMENTS AND CONTINGENCIES:

Lease

        The Company leases office space and equipment under non-cancelable operating leases with various expiration dates through 2004. Rent expense for operating leases was as follows (in thousands):

	Year Ended December 31,
	2001	2000	1999
Rent expense	$1,583	$1,360	$1,084

        Future minimum lease payments under non-cancelable operating leases and the capital lease are as follows (in thousands):

Year Ending December 31,	Operating Lease	Capital Lease
2002	$2,150	$431
2003	478	322
2004	79	—

Total minimum lease payments	$2,707	753

Less: amount representing interest		(142)

Present value of minimum lease payments		611
Less: current portion of capital lease obligations		(349)

Long term capital lease obligations		$262

Contingencies

        From time to time, in the normal course of business, various claims are made against the Company. In the opinion of the Company's management, there are no pending claims, the outcome of which is expected to result in a material adverse effect on the financial position or results of operations of the Company.

NOTE 11—SUBSEQUENT EVENT:

        On January 24, 2002, the Company completed a financing in which it raised $21 million in gross proceeds through a private placement of non-voting Series A Preferred Stock and warrants, at $30 per unit to a group of institutional investors. Upon stockholder approval, each share of Series A Preferred Stock will convert into 20 shares of Common Stock (or an effective Common Stock price of $1.50 per share), subject to adjustment for stock splits, dividends and the like. Investors also received warrants to purchase up to an additional 20 percent of shares of Series A Preferred Stock. The warrants have a term of three years and an exercise price equal to $39.00 per share (or an effective Common Stock exercise price of $1.95 per share). If the common stock trades at $5.85 per share or greater for a period of 20 out of 30 trading days the Company can require the holders to exercise the warrants. As a result of the favorable conversion price of the shares and related warrants at the date of issuance, the Company will have to record accretion relating to the "Beneficial Conversion Feature" at the date of conversion which will result in a reduction of earnings available to common stockholders. If the Company does not obtain stockholder approval for the conversion into common stock of the securities issued in the financing within 45 days of the closing, the investors will have the right to require the Company to redeem the Series A Preferred Stock at the original purchase price plus 3% annual interest.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

        The information regarding our directors is incorporated by reference from "Election of Directors—Directors and Nominees" in our Proxy Statement for our 2001 Annual Meeting of Stockholders. The required information concerning executive officers of the Company is contained in the section entitled "Executive Officers of the Registrant" in Part I of this Form 10-K.

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's Executive Officers and Directors and persons who own more than ten percent (10%) of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission") and the National Association of Securities Dealers, Inc. Executive Officers, Directors and greater than ten percent (10%) stockholders are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. The Company believes that all Executive Officers and Directors of the Company complied with all applicable filing requirements during the fiscal year ended December 31, 2001.

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)
The following documents are filed as part of this Form 10-K:

(1)
Financial Statements:

    Report of Independent Accountants

    Consolidated Balance Sheets as of December 31, 2001 and 2000

    Consolidated Statements of Operations for the years ended December 31 2001, 2000 and 1999

    Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2001, 2000 and 1999

    Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

    Notes to Consolidated Financial Statements

  (2)
  Financial Statement Schedules:

  Financial statement schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedules or because the information required is included in the financial statements or notes thereto.

  (3)
  Exhibits:

Number	Description of Document
*3.1	Restated Certificate of Incorporation of the Registrant
*3.2	Bylaws of the Registrant
*10.1	Form of Indemnification Agreement between the Registrant and each of its directors and officers
*10.2	License and Supply Agreement with STMicroelectronics, Inc. dated July 9, 1999
*10.3	Lease for Registrant's headquarters located at 3900 Freedom Circle, Santa Clara, CA
*10.4	2000 Stock Plan and form of option agreement
*10.5	2000 Employee Stock Purchase Plan
*10.6	Second Amended and Restated Shareholder Rights Agreement between the Registrant and certain stockholders, dated September 15, 1998
*10.7	Underwriting Agreement in connection with the Registrant's initial public offering
23.1	Consent of PricewaterhouseCoopers LLP
24.1	Power of Attorney (See Form 10-K Signature Page)

*
Incorporated by reference from our registration statement on Form S-1, registration number 333-35028, as amended.

b)
Reports on Form 8-K

        None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIPATH TECHNOLOGY INC.
	By:	/s/ DR. ADYA S. TRIPATHI Dr. Adya S. Tripathi President and Chief Executive Officer, Chairman of the Board
Dated: February 19, 2002

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

Signature	Title	Date

/s/ DR. ADYA S. TRIPATHI Dr. Adya S. Tripathi	President and Chief Executive Officer (Principal Executive Officer)	February 19, 2002
/s/ JOHN J. DIPIETRO John J. DiPietro	Chief Financial Officer (Principal Financial and Accounting Officer) Vice President, Finance and Administration	February 19, 2002
/s/ TSUYOSHI TAIRA Tsuyoshi Taira	Director	February 19, 2002
/s/ CHARLES JUNGO Charles Jungo	Director	February 19, 2002
/s/ SOHAIL KHAN Sohail Khan	Director	February 19, 2002

QuickLinks

TRIPATH TECHNOLOGY INC. INDEX TO ANNUAL REPORT ON FORM 10-K FOR YEAR ENDED DECEMBER 31, 2001
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Risk Factors
Risks Related to our Business
Risks Related to Manufacturing
Risks Related to our Product Lines
Risks Related to Our Intellectual Property
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
TRIPATH TECHNOLOGY INC. CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
TRIPATH TECHNOLOGY INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)
TRIPATH TECHNOLOGY INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (In thousands)
TRIPATH TECHNOLOGY INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
TRIPATH TECHNOLOGY INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
POWER OF ATTORNEY