Form 10-K/A
period 2001-12-31
TRIPATH TECHNOLOGY INC
filed 2002-04-30
CIK 1045739

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

        Our directors, and their ages as of December 31, 2001, are as follows:

Tsuyoshi Taira	62
Y.S. Fu	53

        Tsuyoshi Taira has served as a director of our company since 1995. Since 1996, Mr. Taira has served as the Chief Executive Officer of Tazan International Inc. Prior to his present position, Mr. Taira served as Chairman of Sanyo Semiconductor Corporation. Mr. Taira holds a B.S. in Electrical Engineering from Tokyo Metropolitan University.

        Y.S. Fu has served as a director of our company since 2002. Mr. Fu is currently President of Wyse Technology (Taiwan) Ltd. a position he has held since 1998. He was previously President of WK Technology Investment Co., the largest high-technology investment firm in Taiwan, and has held positions with Logitec Far East Ltd., Qume and Texas Instruments. Mr. Fu has a degree in mechanical engineering from Chung-Yuan Christian University and an MBA from West Coast University.

        There is currently one vacancy on the Board. Prior to the company's annual stockholder meeting, the Board is expected to approve the nomination of four directors, who the Board will recommend that the stockholders elect at the meeting.

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

ITEM 11. EXECUTIVE COMPENSATION

        In fiscal year 2001, we paid an aggregate $1,099,722 in cash compensation to the directors and officers named under the caption "Executive Officers, Key Employees and Directors" as a group.

        As of December 31, 2001, our directors and officers, as a group, held options to purchase a total of 3,181,789 shares of common stock, at exercise prices ranging from $0.2034 to $12.00 per share. These options are scheduled to expire on various dates between January 27, 2007 and October 1, 2011.

SUMMARY COMPENSATION TABLE

        The following table sets forth all compensation awarded to, earned by, or paid to our Chief Executive Officer and the other four most highly paid executive officers, each of whose total cash compensation exceeded $100,000 during the years ended December 31, 2000 and 2001.

Long-Term Compensation
Annual Compensation
Name and Principal Position							Securities Underlying Options
		Salary		Bonus
Adya S. Tripathi Chief Executive Officer	2001 2000	$ $	360,000 358,875	$ $	61,182 1,335,401	(1) (1)	500,000 1,000,000
John DiPietro Chief Financial Officer	2001 2000	$ $	175,000 155,152	$ $	4,300 25,000		210,000 200,000
Naresh Sharma Vice President of Operations	2001 2000	$ $	140,346 125,000	$ $	0 0		170,000 45,000
Alan J. Soucy Vice President of Sales, Advanced Products and Applications	2001 2000	$ $	200,000 198,875	$ $	0 5,000		200,000 200,000
Korhan Titizer Vice President of Engineering	2001 2000	$ $	133,887 0	$ $	25,000 0		350,000 0

(1)
On April 14, 2000, the Board of Directors forgave notes and related interest totaling $738,000. Including the gross-up for taxes, total compensation to the Chief Executive Officer related to the forgiveness of indebtedness was $1,335,401. Additional gross-up for taxes yielded $61,182 supplemental compensation in 2001.

OPTION GRANTS IN LAST FISCAL YEAR

        The following table sets forth information with respect to stock options granted during fiscal year 2001 to each of the executive officers named in the summary compensation table during the fiscal year ended December 31, 2001. The percentage of total options granted to our employees in the last fiscal year is based on options granted to purchase an aggregate of 5,815,190 shares of common stock during fiscal 2001. We have never granted any stock appreciation rights.

        The exercise prices present our board's estimate of the fair market value of the common stock on the grant date. In establishing these prices, our board considered many factors, including our financial condition and operating results, transactions involving the issuances of shares of our preferred stock, the senior rights and preferences accorded issued shares of preferred stock, and the market for comparable stock.

        The amounts shown as potential realizable value represent hypothetical gain that could be achieved for the respective options if exercised at the end of the option term. These amounts represent assumed rates of appreciation in the value of our common stock from the fair market value at the date of grant. The 5% and the 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission and do not represent our estimate of projection of the future price of our common stock. Actual gains, if any, on stock option exercises depend on the future performance of the trading price of our common stock. The amounts reflected in the table may not necessarily be achieved.

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Options Term
	Number of Securities Underlying Options Granted(1)	Percent of Total Options Granted to Employees in Fiscal 2001
Name			Exercise Price Per Share	Expiration Date
					5%	10%
Adya S. Tripathi	500,000	8.60%	$4.50	3/23/11	$1,415,013	$3,585,921
John DiPietro	60,000	1.03%	$4.50	3/23/11	$169,802	$430,310
John DiPietro	150,000	2.58%	$0.53	10/1/11	$49,997	$126,703
Alan J. Soucy	50,000	0.86%	$4.50	3/23/11	$141,501	$358,592
Alan J. Soucy	150,000	2.58%	$0.53	10/1/11	$49,997	$126,703
Naresh Sharma	20,000	0.34%	$4.50	3/23/11	$56,601	$143,437
Naresh Sharma	150,000	2.58%	$0.53	10/1/11	$49,997	$126,703
Korhan Titizer	200,000	3.44%	$4.50	3/23/11	$566,005	$1,434,368
Korhan Titizer	150,000	2.58%	$0.53	10/1/11	$49,997	$126,703

YEAR-END OPTION VALUES

        The following table provides information for the executive officers named in the summary compensation table concerning the number and value of securities underlying exercisable and unexercisable options held as of December 31, 2001. 84,211 options were exercised during the year ended December 31, 2001 by one of our executive officers named in the summary compensation table.

	Number of Securities Underlying Unexercised Options at December 31, 2001 (#)		Value of Unexercised In-the-money Options at December 31, 2001 ($)
Name
	Exercisable	Unexercisable	Exercisable	Unexercisable
Adya S. Tripathi	833,333	666,667	$0	$0
John DiPietro	101,996	279,273	$38,357	$188,485
Alan J. Soucy	110,832	279,168	$23,275	$193,625
Naresh Sharma	32,913	196,357	$5,512	$179,735
Korhan Titizer	0	350,000	$0	$177,000

        The value, shown for in-the-money options represent the difference between the respective exercise price of outstanding stock options, and $1.71, which is the fair market value of the common stock as of December 31, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth as of March 31, 2002, certain information with respect to the beneficial ownership of the Company's Common Stock by (i) any person (including any group as that term is used in Section 13(d)(3) of the Exchange Act), known by the Company to be the beneficial owner of more than 5% of the Company's voting securities, (ii) each director and each nominee for director to the Company, (iii) each of the executive officers named in the Summary Compensation Table appearing herein, and (iv) all current executive officers and directors of the Company as a group. The number and percentage of shares beneficially owned are based on the aggregate of 41,304,263 shares of Common Stock outstanding as of March 31, 2002. The Company does not know of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

        Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, the common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after March 31, 2002, are deemed outstanding, while the shares are not deemed outstanding for purposes of computing percentage ownership of any other person.

Unless otherwise indicated below, the address for each stockholder on this table is c/o Tripath Technology Inc., 3900 Freedom Circle, Santa Clara, CA 95054. Unless otherwise indicated below, the persons and entities named in the table have sole voting or investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

	Shares Beneficially Owned
Beneficial Owner and Address
	Number	Percent
Adya S. Tripathi(1)	11,516,665	27.88%
Prism entities(2)	2,799,960	6.78%
Pequot entities(3)	2,400,000	5.81%
JEB/Manchester entities(4)	2,400,000	5.81%
John J. DiPietro(5)	149,870	*
Naresh Sharma(6)	97,593	*
Korhan Titizer(7)	58,332	*
Alan J. Soucy(8)	146,248	*
Tsuyoshi Taira(9)	118,750	*
Charles Jungo(10)	75,000	*
Sohail Khan(11)	87,500	*
Directors and executive officers as a group (8 persons)	12,249,958	29.66%

*
Less than one percent (1%).
(1)
Includes 1,416,665 shares issuable upon exercise of stock options held by Dr. Tripathi and includes 900,000 shares held in trust for the benefit of Dr. Tripathi's minor children. Also includes 1,500,000 shares held by the Asha J. Tripathi Annuity Trust I UDT dated June 30, 2000 and 1,500,000 shares held by the Adya S. Tripathi Annuity Trust I UDT dated June 30, 2000.
(2)
Includes 206,000 warrants to purchase shares held by Prism Partners, L.P. and 260,660 warrants to purchase shares held by Prism Offshore Fund Ltd.
(3)
Includes 300,000 warrants to purchase shares held by Pequot Scout Fund, L.P. and 100,000 warrants to purchase shares held by Pequot Navigator Offshore Fund, Inc.
(4)
Includes 80,000 warrants to purchase shares held by JEB Investments, Ltd., 80,000 warrants to purchase shares held by JEB Partners, L.P., 60,000 warrants to purchase shares held by Manchester Growth Fund, L.B., warrants to purchase 100,000 shares held by Manchester Institution Fund, L.B., and 80,000 warrants to purchase shares held by Manchester Offshore, Ltd.
(5)
Includes 135,120 shares issuable upon exercise of stock options held by Mr. DiPietro.
(6)
Includes 43,435 shares issuable upon the exercise of stock options held by Mr. Sharma.
(7)
Represents shares issuable upon the exercise of stock options held by Mr. Titizer.
(8)
Represents shares issuable upon the exercise of stock options held by Mr. Soucy.
(9)
Represents shares issuable upon the exercise of stock options held by Mr. Taira.
(10)
Represents shares issuable upon the exercise of stock options held by Mr. Jungo.
(11)
Represents shares issuable upon the exercise of stock options held by Mr. Khan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In the Company's last fiscal year, there has not been nor is there currently proposed any transaction or series of similar transactions to which the Company was or is to be a party in which the amount involved exceeds $60,000 and in which any director, executive officer, holder of more than 5% of the common stock of the Company or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIPATH TECHNOLOGY INC.
	By:	/s/ DR. ADYA S. TRIPATHI Dr. Adya S. Tripathi President and Chief Executive Officer, Chairman of the Board
Dated: April 30, 2002

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

Signature	Title	Date

/s/ DR. ADYA S. TRIPATHI Dr. Adya S. Tripathi	President and Chief Executive Officer (Principal Executive Officer)	April 30, 2002
/s/ JOHN J. DIPIETRO John J. DiPietro	Chief Financial Officer (Principal Financial and Accounting Officer) Vice President, Finance and Administration	April 30, 2002
/s/ TSUYOSHI TAIRA Tsuyoshi Taira	Director	April 30, 2002
/s/ Y.S. FU Y.S. Fu	Director	April 30, 2002

QuickLinks

PART III
  ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
OPTION GRANTS IN LAST FISCAL YEAR
YEAR-END OPTION VALUES
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
SIGNATURES
POWER OF ATTORNEY