Form 10-Q
period 2002-03-31
TRIPATH TECHNOLOGY INC
filed 2002-05-14
CIK 1045739

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                              to                             .

Commission File Number 000-26565

TRIPATH TECHNOLOGY INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or Organization)	77-0407364 (I.R.S. Employer Identification No.)

3900 Freedom Circle
Santa Clara, California 95054
(Address of Principal Executive Office including Zip Code)

(408) 567-3000
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        41,308,263 shares of the Registrant's common stock were outstanding as of May 10, 2002.

TRIPATH TECHNOLOGY INC.
FORM 10-Q
For The Quarter Ended March 31, 2002

PART I. Financial Information

Item 1. Financial Statements

TRIPATH TECHNOLOGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
Unaudited

	March 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents:	$21,456	$3,997
Short-term investments	—	1,100
Accounts receivable, net	3,492	2,521
Inventories	4,267	10,958
Prepaid expenses and other current assets	738	829

Total current assets	29,953	19,405
Property and equipment, net	2,082	2,381
Other assets	351	374

Total assets	$32,386	$22,160

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,102	$4,352
Current portion of capital lease obligations	349	349
Accrued expenses	1,118	1,238
Deferred distributor revenue	509	612

Total current liabilities	6,078	6,551

Capital lease obligations	175	262

Stockholders' equity:
Common stock	41	27
Additional paid-in capital	189,325	154,675
Deferred stock-based compensation	(891)	(1,272)
Accumulated deficit	(162,342)	(138,083)

Total stockholders' equity	26,133	15,347

Total liabilities and stockholders' equity	$32,386	$22,160

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRIPATH TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
Unaudited

	Three months ended March 31,
	2002	2001
Revenue	$4,555	$5,329
Cost of revenue	8,554	5,059

Gross profit (loss)	(3,999)	270

Operating expenses:
Research and development	3,549	7,000
Selling, general and administrative	1,807	2,840

Total operating expenses	5,356	9,840

Loss from operations	(9,355)	(9,570)
Interest and other income, net	48	428

Net loss	(9,307)	(9,142)
Beneficial conversion feature on issuance of preferred stock	(14,952)	—

Net loss applicable to common stockholders	$(24,259)	$(9,142)

Basic and diluted net loss per share applicable to common stockholders	$(0.78)	$(0.34)

Number of shares used in computing basic and diluted net loss per share applicable to common stockholders	31,193	26,589

	Three months ended March 31,
	2002	2001
Stock-based compensation included in:
Cost of revenue	$13	$78
Research and development	212	1,054
Selling, general and administrative	122	561

Total stock-based compensation	$347	$1,693

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRIPATH TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Three months ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(9,307)	$(9,142)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	358	557
Allowance for doubtful accounts	127	—
Provision for excess inventory	4,977	—
Stock-based compensation	347	1,693
Changes in assets and liabilities:
Accounts receivable	(1,098)	(2,514)
Inventories	1,714	(2,152)
Prepaid expenses and other assets	114	155
Accounts payable	(250)	177
Accrued expenses	(120)	(348)
Deferred distributor revenue	(103)	195

Net cash used in operating activities	(3,241)	(11,379)

Cash flows from investing activities:
Purchase of short-term investments	—	(7,000)
Sale of short-term investments	1,100	19,864
Purchase of property and equipment	(59)	(318)

Net cash provided by investing activities	1,041	12,546

Cash flows from financing activities:
Proceeds from issuance of common stock, net	19,746	1,014
Principal payments on capital lease obligations	(87)	(36)

Net cash provided by financing activities	19,659	978

Net increase in cash and cash equivalents	17,459	2,145
Cash and cash equivalents, beginning of period	3,997	12,651

Cash and cash equivalents, end of period	$21,456	$14,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tripath Technology Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

        The unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary to state fairly the Company's financial position, results of operations, and cash flows for the periods presented. Results for the three months ended March 31, 2002 are not necessarily indicative of the results of the entire year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements.

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

        A total of 9,079,000 and 10,175,000 shares of potential common stock were not included in the diluted net loss per share calculation for the periods ending March 31, 2002 and 2001, respectively, because to do so would be anti-dilutive.

        The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share amounts):

	Three Months ended March 31,
	2002	2001
Numerator:
Net loss	$(9,307)	$(9,142)
Beneficial conversion feature on issuance of preferred stock	(14,952)	—

Net loss applicable to common stockholders	$(24,259)	$(9,142)

Denominator:
Weighted average common stock	31,193	26,589

Basic and diluted net loss per share applicable to common stockholders	$(0.78)	$(0.34)

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

        The following table sets forth, for each of the periods presented, the deferred stock-based compensation recorded and the amortization of deferred stock-based compensation (in thousands):

	Three months ended March 31
	2002	2001
Deferred stock-based compensation	$(34)	$(29)
Amortization of deferred stock-based compensation	$347	$1,693

        Unamortized deferred stock-based compensation at March 31, 2002 and December 31, 2001 was $891,000 and $1,272,000 respectively.

4. Cash and cash equivalents and short-term investments

        The Company considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market funds and commercial paper, bonds and notes, the fair value of which approximates cost.

        The Company categorizes short-term investments as available-for-sale. Accordingly, these investments are carried at fair value. The fair value of these securities approximates cost, and there were no material unrealized gains or losses as of March 31, 2002 or December 31, 2001.

5. Inventories

        Inventories are comprised of the following (in thousands):

	March 31, 2002	December 31, 2001
Raw materials	$686	$6,531
Work-in-process	422	273
Finished goods	2,782	3,798
Inventory held by distributors	377	356

Total	$4,267	$10,958

        During the quarter ended March 31, 2002 the Company recorded a provision for excess inventory of approximately $5 million. The inventory charge related to excess inventory for the Company's 2022 product based on a decline in forecasted sales for this product.

6. Stockholders' Equity

        On January 24, 2002, the Company completed a financing in which it raised $21 million in gross proceeds through a private placement of non-voting Series A Preferred Stock and warrants, at $30 per unit to a group of investors, which was convertible into 13,999,000 shares of common stock and warrants to purchase 3,303,760 shares of common stock. Each share of Series A Preferred Stock was convertible into 20 shares of Common Stock (or an effective Common Stock price of $1.50 per share). Investors also received warrants to purchase up to an additional 20 percent of shares of Series A Preferred Stock. The warrants have a term of three years and an exercise price equal to $39.00 per share (or an effective Common Stock exercise price of $1.95 per share). If the common stock trades at $5.85 per share or greater for a period of 20 out of 30 trading days, the Company can require the holders to exercise the warrants.

        At a Special Meeting of Stockholders held on March 7, 2002 the stockholders approved the issuance and sale of 699,950 shares of Series A Preferred Stock and warrants. As a result, the Preferred Stock and warrants automatically converted into 13,999,000 shares of common stock and warrants to purchase 3,303,760 shares of common stock.

        As a result of the favorable conversion price of the shares and related warrants at the date of issuance, the Company recorded accretion of approximately $15 million relating to the beneficial conversion feature representing the difference between the accounting conversion price and the fair value of the common stock on the date of the transaction, after valuing the warrants issued in connection with the financing transaction. The Company valued the warrants using the Black-Scholes option pricing model, applying an expected life of 3 years, a weighted average risk-free rate of 3.61%, an expected dividend yield of zero percent, a volatility of 130% and a fair value of common stock of $2.35, which was the value of the Company's common stock on the date of grant.

7. Recent Accounting Pronouncements

        In July 2001, the FASB issued FASB Statements Nos. 141 and 142 (FAS 141 and FAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets." FAS 141 supercedes APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The Company adopted FAS 142 on January 1, 2002. The adoption did not have a material impact on our financial position or results of operations.

        In August 2001, the FASB issued FASB Statement No. 144 (FAS 144). "Accounting for the Impairment or Disposal of Long-lived Assets". FAS 144 supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. Companies are required to adopt FAS 144 for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, but early adoption is encouraged. The Company adopted FAS 144 on January 1, 2002. The adoption of this standard did not have a material impact on our financial position or results of operations.

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

        The following discussion and analysis should be read in connection with the condensed consolidated financial statements and the notes thereto included in Item 1 in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2001.

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

Results of Operations

Three months ended March 31, 2002 and 2001

        Revenue.    Revenue for the three months ended March 31, 2002 was $4.6 million, a decrease of $700,000 from revenues of $5.3 million for the three months ended March 31, 2001. The decrease in revenue resulted from a decrease in sales of our TA2020, TA2022 and TA1101 digital audio amplifiers.

        Sales to Komatsu Semiconductor Corporation, (which relate to Sony Corporation and Aiwa), World Vantage Technology (which relate to a large home entertainment company, primarily DVDs) and Quanta Computers Inc. (a subcontractor for Apple Computer) accounted for approximately 26%, 24% and 20%, respectively, of revenue in the three months ended March 31, 2002 and 52%, 0% and 0%, respectively, in the corresponding prior year quarter. Sales to our five largest customers represented approximately 90% of revenue in the three months ended March 31, 2002 and 97% of revenue in the three months ended March 31, 2001.

        Gross Profit (Loss).    Gross loss for the three months ended March 31, 2002 was $4.0 million (including stock-based compensation expense of $13,000), compared with a gross profit of $270,000 (including stock-based compensation expense of $78,000) for the three months ended March 31, 2001.

        The gross loss for the three months ended March 31, 2002 was primarily due to a write off of $5.0 million for excess inventory. The inventory charge related to excess inventory for our 2022 product based on a decline in forecasted sales for this product. The gross profit for the three months ended March 31, 2001 reflected inventory reserves and accruals relating to a price concession made to Komatsu (for sales to Sony Corporation) in order to accelerate the acceptance and introduction of a product in a new market segment.

        Research and Development.    Research and development expenses for the three months ended March 31, 2002 were $3.5 million (including stock-based compensation expense of $212,000), a decrease of $3.5 million from $7.0 million (including stock-based compensation expense of $1.1 million) for the three months ended March 31, 2001. The year over year decrease for the three month periods resulted from a decrease in personnel costs and a decrease in product development expenses.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the three months ended March 31, 2002 were $1.8 million (including stock-based compensation of $122,000) a decrease of $1.0 million from $2.8 million (including stock-based compensation expense of $561,000) for the three months ended March 31, 2001. Selling general and administrative expenses decreased year over year due to decreased headcount and related costs.

        Interest and other income, net.    Interest income for the three months ended March 31, 2002 was $48,000, a decrease of $380,000 from interest income of $428,000 in the three months ended March 31,

2001. The year-over-year decrease in interest income for the three month periods reflected a decrease in our cash equivalents and short-term investments.

Liquidity and Capital Resources

        Since our inception, we have financed our operations through the private sale of our equity securities, primarily the sale of preferred stock and through our initial public offering on August 1, 2000. Net proceeds to the company as a result of our initial public offering were approximately $45.4 million.

        Net cash used by operating activities decreased to $3.2 million for the three months ended March 31, 2002 from $11.4 million for the three months ended March 31, 2001. The decrease was due to a decrease in inventories and a smaller increase in accounts receivables.

        Cash provided by investing activities decreased to $1.0 million for the three months ended March 31, 2002 from $12.5 million for the three months ended March 31, 2001. The decrease was due to the decrease in sale of short-term investments.

        Cash provided by financing activities increased to $19.7 million for the three months ended March 31, 2002 from $978,000 for the three months ended March 31, 2001. The increase was due to the additional financing, details of which are summarized below.

        On January 24, 2002, we completed a financing in which we raised $21 million in gross proceeds through a private placement of non-voting Series A Preferred Stock and warrants, at $30 per unit to a group of investors. At a Special Meeting of Stockholders held on March 7, 2002 the Company's stockholders approved the issuance and sale of Preferred Stock and warrants which then automatically converted into 13,999,000 shares of common stock and warrants to purchase 3,303,760 shares of common stock. If the common stock trades at $5.85 per share or greater for a period of 20 out of 30 trading days, we can require the holders to exercise the warrants. As a result of the favorable conversion price of the shares and related warrants at the date of issuance, we recorded accretion of approximately $15 million relating to the beneficial conversion feature at the date of the conversion.

        At March 31, 2002, the Company had approximately $21 million in cash and working capital of approximately $23.9 million with which to fund current operations.

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

Recent Accounting Pronouncements

        In July 2001, the FASB issued FASB Statements Nos. 141 and 142 (FAS 141 and FAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets." FAS 141 supercedes APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The Company adopted FAS 142 on January 1, 2002. The adoption did not have a material impact on our financial position or results of operations.

        In August 2001, the FASB issued FASB Statement No. 144 (FAS 144). "Accounting for the Impairment or Disposal of Long-lived Assets". FAS 144 supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. Companies are required to adopt FAS 144 for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, but early adoption is encouraged. The Company adopted FAS 144 on January 1, 2002. The adoption of this standard did not have a material impact on our financial position or results of operations.

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

        As of March 31, 2002, we had an accumulated deficit of $162.3 million. We incurred net losses of approximately $24.3 million in the three months ended March 31, 2002, $27.0 million in 2001, $41.3 million in 2000 and $31.7 million in 1999. We expect to continue to incur net losses and these losses may be substantial. Furthermore, we expect to generate significant negative cash flow in the future. We will need to generate substantially higher revenue to achieve and sustain profitability and positive cash flow. Our ability to generate future revenue and achieve profitability will depend on a number of factors, many of which are described throughout this section. If we are unable to achieve or maintain profitability, we will be unable to build a sustainable business. In this event, our share price and the value of your investment would likely decline.

We will likely need to raise additional capital to continue to grow our business.

        Because we have had losses we have funded our operating activities to date from the sale of securities, including our most recent financing in January 2002. We believe that, taking into account our recent financing and cost cutting measures and anticipated future burn rate, our existing cash and cash equivalent balances, together with cash generated by our operations, if any, will be sufficient to take us to profitability. However, in order to grow our business significantly, we will likely need additional capital. We cannot be certain that any such financing will be available on acceptable terms, or at all. Moreover, additional equity financing, if available, would likely be dilutive to the holders of our common stock, and debt financing, if available, would likely involve restrictive covenants. If we cannot raise sufficient additional capital, it would adversely affect our ability to achieve our business objectives and to continue as a going concern. As a result of these circumstances, our independent accountants' opinion on our 2001 consolidated financial statements includes an explanatory paragraph indicating that these matters raise substantial doubt about our ability to continue as a going concern.

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

        Our sales are generally made pursuant to individual purchase orders that may be canceled or deferred by customers on short notice without significant penalty. Thus, orders in backlog may not result in future revenue. In the past we have had cancellations and deferrals by customers. Any cancellation or deferral of product orders could result in us holding excess inventory, which could seriously harm our profit margins and restrict our ability to fund our operations. During the quarter ended March 31, 2002 we recorded a provision for excess inventory of approximately $5 million. We recognize revenue upon shipment of products to the end customer. Although we have not experienced customer refusals to accept shipped products or material difficulties in collecting accounts receivable, such refusals or collection difficulties could result in significant charges against income, which could seriously harm our revenues and our cash flow.

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

        A relatively small number of customers have accounted for a significant portion of our revenues to date. Any reduction or delay in sales of our products to one or more of these key customers could seriously reduce our sales volume and revenue. In particular, sales Komatsu Semiconductor Corporation, the purchasing agent for Sony Corporation and Aiwa and World Vantage Technology (Holding) Limited, accounted for 26% and 24%, respectively, of total revenue in the three months ended March 31, 2002 and 42% and 2%, respectively, of total revenue in 2001. Moreover, sales to our five largest customers represented approximately 90% of our total revenue in the three months ended March 31, 2002, 85% of our revenue in 2001 and 88% of our revenue in 2000. We expect that we will continue to rely on the success of our largest customers and on our success in selling our existing and future products to those customers in significant quantities. We cannot be sure that we will retain our largest customers or that we will be able to obtain additional key customers.

We currently rely on sales of four products for a significant portion of our revenue, and the failure of these products to be successful in the future could substantially reduce our sales.

        We currently rely on sales of our TA2020, TA2022, TA2024 and TA1101 digital audio amplifiers to generate a significant portion of our revenue. Sales of these products amounted to 85% of our revenue in the three months ended March 31, 2002, 92% of our revenue in 2001 and 93% of our revenue in 2000. We have developed additional products and plan to introduce more products in the future but there can be no assurance that these products will be commercially successful. Consequently, if our existing products are not successful, our sales could decline substantially.

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

        To the extent that the warrants are exercised, there will be additional dilution to your shares. If all of the warrants are exercised, we will be required to issue an additional 3,328,760 shares of common stock, or approximately 8% of the common stock outstanding as of March 31, 2002. If all of the warrants are exercised in full, we would receive approximately $6.4 million in proceeds. Our management will have sole discretion over use of these proceeds and may spend the proceeds in ways with which our stockholders may not agree.

The market may be adversely affected due to the large number of shares eligible for sale under this registration statement filed in connection with the financing.

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

        We currently obtain almost all of our manufacturing, assembly and test services from suppliers located outside the United States and may expand our manufacturing activities abroad. Approximately 87% of our total revenue in the three months ended March 31, 2002 was derived from sales to independent customers based outside the United States. In 2001, 2000 and 1999, 94%, 93% and 95%, respectively, of our total revenue was derived from sales to independent customers based outside of the United States. In addition, we often ship products to our domestic customers' international manufacturing divisions and subcontractors.

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

        Our business depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws to protect our proprietary technologies. We cannot be sure that such measures will provide meaningful protection for our proprietary technologies and processes. As of March 31, 2002, we have eighteen issued United States patents, and twenty-two additional United States patent applications which are pending. In addition, we have five international patents issued and an additional seventy-four international patents pending. We cannot be sure that any patent will issue as a result of these applications or future applications or, if issued, that any claims allowed will be sufficient to protect our technology. In addition, we cannot be sure that any existing or future patents will not be challenged, invalidated or circumvented, or that any right granted there under would provide us meaningful protection. The failure of any patents to provide protection to our technology would make it easier for our competitors to offer similar products. In connection with our participation in the development of various industry standards, we may be required to agree to license certain of our patents to other parties, including our competitors, that develop products based upon the adopted standards.

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

        None

Item 3. Defaults in Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        A Special Meeting of Stockholders was held on March 7, 2002 in Santa Clara, California. The stockholders approved the issuance and sale of 699,950 shares of Series A Preferred Stock which converted into 13,999,000 shares of common stock and the issuance of certain related warrants to purchase 165,188 shares of Series A Preferred Stock which converted into warrants to purchase 3,303,760 shares of common stock, and the conversion of the Series A Preferred Stock and the Series A Preferred Stock subject to the Series A Preferred Warrants and the issuance of the underlying shares of common stock upon such conversion. The proposal received 16,683,291 affirmative votes, 131,810 negative votes and 59,677 abstentions.

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

        None

(b)
Reports on Form 8-K

        The following report on Form 8-K was filed during the first quarter of fiscal 2002. Current Report on Form 8-K dated January 24, 2002 and filed on January 30, 2002 announcing the completion of a $21 million financing transaction.

Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.

Tripath Technology Inc.
Date: May 14, 2002 by: /s/ JOHN J. DIPIETRO
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