Form 10-Q
period 2002-06-30
TRIPATH TECHNOLOGY INC
filed 2002-08-14
CIK 1045739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OR THE SECURITIES
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

(408) 567- 3000
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

41,326,760 shares of  the Registrant’s common stock were outstanding as of  August 12, 2002.

TRIPATH TECHNOLOGY INC.

FORM 10-Q

For The Quarter Ended June 30, 2002

PART I.  Financial Information

Item 1. Financial Statements

TRIPATH TECHNOLOGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

Unaudited

	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents:	$15,624	$3,997
Short-term investments	—	1,100
Accounts receivable, net	6,844	2,521
Inventories	2,917	10,958
Prepaid expenses and other current assets	368	829

Total current assets	25,753	19,405

Property and equipment, net	1,887	2,381
Other assets	358	374

Total assets	$27,998	$22,160

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,913	$4,352
Current portion of capital lease obligations	349	349
Accrued expenses	1,513	1,238
Deferred distributor revenue	813	612

Total current liabilities	5,588	6,551

Capital lease obligations	87	262

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 41,308,263 and 27,259,154 shares issued and outstanding	41	27
Additional paid-in capital	189,152	154,675
Deferred stock-based compensation	(515)	(1,272)
Accumulated deficit	(166,355)	(138,083)

Total stockholders’ equity	22,323	15,347

Total liabilities and stockholders’ equity	$27,998	$22,160

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRIPATH TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

Unaudited

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Revenue	$6,052	$1,783	$10,607	$7,112
Cost of revenue	5,242	2,033	13,796	7,092

Gross profit (loss)	810	(250)	(3,189)	20

Operating expenses:
Research and development	3,328	6,354	6,877	13,354
Selling, general and administrative	1,547	2,347	3,354	5,187

Total operating expenses	4,875	8,701	10,231	18,541

Loss from operations	(4,065)	(8,951)	(13,420)	(18,521)
Interest and other income, net	52	200	100	628

Net loss	(4,013)	(8,751)	(13,320)	(17,893)
Beneficial conversion feature on issuance of Preferred Stock	—	—	(14,952)	—

Net loss applicable to common stockholders	$(4,013)	$(8,751)	(28,272)	(17,893)
Basic and diluted net loss per share applicable to common stockholders	$(0.10)	$(0.32)	$(0.78)	$(0.67)
Number of shares used in computing basic and diluted net loss per share	41,308	27,012	36,278	26,800

Stock-based compensation included in :

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Cost of revenue	$10	$70	$23	$148
Research and development	148	288	360	1,342
Selling, general and administrative	83	34	205	595

Total stock-based compensation	$241	$392	$588	$2,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRIPATH TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Unaudited

	Six months ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(13,320)	$(17,893)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	737	1,116
Allowance for doubtful accounts	127	—
Provision for excess inventory	4,977	—
Stock-based compensation	588	2,085
Changes in assets and liabilities:
Accounts receivable	(4,450)	(447)
Inventories	3,064	(7,761)
Prepaid expenses and other assets	477	326
Accounts payable	(1,439)	623
Accrued expenses	275	(88)
Deferred distributor revenue	201	2,069

Net cash used in operating activities	(8,763)	(19,970)

Cash flows from investing activities:
Purchase of short-term investments	—	(9,100)
Sale of short-term investments	1,100	26,864
Purchase of property and equipment	(243)	(605)

Net cash provided by investing activities	857	17,159

Cash flows from financing activities:
Proceeds from issuance of common stock, net	19,708	1,335
Principal payments on capital lease obligations	(175)	(72)

Net cash provided by financing activities	19,533	1,263

Net increase in cash and cash equivalents	11,627	(1,548)
Cash and cash equivalents, beginning of period	3,997	12,651

Cash and cash equivalents, end of period	$15,624	$11,103

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tripath Technology Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.             Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary to state fairly the Company’s financial position, results of operations, and cash flows for the periods presented.  Results for the three months and six months ended June 30, 2002 are not necessarily indicative of the results of the entire year.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates, and such differences may be material to the financial statements.

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

Total potential common stock of 9,891,000 and 9,085,000 shares were not included in the diluted net loss per share calculation for three and six-month periods ended June 30, 2002, respectively, because to do so would be anti-dilutive. For the three and six-month periods ended June 30, 2001, 9,627,000 and 8,423,000 shares of potential common stock were excluded from the calculation of diluted net loss per share because they were anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share for the three and six-month periods presented (in thousands, except per share amounts):

	Three months ended June 30		Six months ended June 30
	2002	2001	2002	2001
Numerator:

Net loss	$(4,013)	$(8,751)	$(28,272)	$(17,893)
Denominator:
Weighted average common stock	41,308	27,012	36,278	26,800

Net loss per share:
Basic and diluted	$(0.10)	$(0.32)	$(0.78)	$(0.67)

3.             Deferred stock-based compensation

In connection with certain employee stock option grants and issuance of restricted stock to an officer made since January 1998, the Company recognized deferred stock-based compensation, which is being amortized over the vesting periods of the related options and stock, generally four years, using an accelerated basis.  The fair value per share used to calculate deferred stock-based compensation was derived by reference to the convertible preferred stock issuance prices.  Future compensation charges are subject to reduction for any employee who terminates employment prior to such employee’s option vesting date.

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

The following table sets forth, for each of the periods presented, the deferred stock-based compensation recorded and the amortization of deferred stock-based compensation (in thousands):

	Three months ended June 30		Six months ended June 30
	2002	2001	2002	2001
Deferred stock-based compensation	$(135)	$(1,431)	$(169)	$(1,460)
Amortization of deferred stock-based compensation	$241	$392	$588	$2,085

Unamortized deferred stock-based compensation at June 30, 2002 and December 31, 2001 was $515,000 and $1,272,000 respectively.

4.             Cash and cash equivalents and short-term investments

The Company considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents.  Cash and cash equivalents consist of cash on deposit with banks, money market funds and commercial paper, bonds and notes, the fair value of which approximates cost.

The Company categorizes short-term investments as available-for-sale. Accordingly, these investments are carried at fair value.  The fair value of these securities approximates cost, and there were no material unrealized gains or losses as of June 30, 2002 or December 31, 2001.  Short-term investments generally have maturities of less than one year from the date of purchase.

5.             Inventories

Inventories are comprised of the following (in thousands):

	June 30, 2002	December 31, 2001
Raw materials	$473	$6,531
Work-in-process	114	273
Finished goods	1,696	3,798
Inventory held by distributors	634	356
Total	$2,917	$10,958

During the quarter ended March 31, 2002 the Company recorded a provision for excess inventory of approximately $5 million.  The inventory charge related to excess inventory for the Company’s TA2022 product based on a decline in forecasted sales for this product.

6.             Stockholders’ Equity

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

At a Special Meeting of Stockholders held on March 7, 2002 the stockholders approved the issuance and sale of 699,950 shares of Series A Preferred Stock and warrants. As a result, the Preferred Stock and warrants automatically converted into 13,999,000 shares of common stock and warrants to purchase 3,303,760 shares of common stock

As a result of the favorable conversion price of the shares and related warrants at the date of issuance, the Company recorded accretion of approximately $15 million (thus increasing the “net loss applicable to common stockholders” for the six month period ended June 30, 2002) relating to the beneficial conversion feature representing the difference between the accounting conversion price and the fair value of the common stock on the date of the transaction, after valuing the warrants issued in connection with the financing transaction. The Company valued the warrants using the Black-Scholes option pricing model, applying an expected life of 3 years, a weighted average risk-free rate of 3.61%, an expected dividend yield of zero percent, a volatility of 130% and a deemed fair value of common stock of $2.35, which was the value of the Company’s common stock on the date of grant.

7.             Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS 145 Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections.  SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, as well as FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No.  13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  The provisions of SFAS 145 will be adopted during fiscal year 2003. We do not anticipate that adoption of this statement will have a material impact on our consolidated balance sheets or consolidated statements of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. We do not anticipate that adoption of this statement will have a material impact on our consolidated balance sheets or consolidated statements of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains certain forward looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to the Company that are based on the beliefs of management of the Company as well as assumptions made by and information currently available to management of the Company.  In addition, when used in this report, the words “likely,” “will,” “suggests,” “target,” “may,” “would,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict,” and similar expressions and their variants, as they relate to the Company or the management of the Company, may identify forward looking statements.  Such statements reflect the judgment of the Company as of the date of this quarterly report on Form 10-Q with respect to future events, the outcome of which are subject to certain known and unknown risks and uncertainties, including but not limited to the factors set forth below and in “ Risk Factors,” which may have a significant impact on the Company’s business, operating results or financial condition.   Such risks and uncertainties include risks and uncertainties regarding silicon wafer pricing and the availability of foundry and assembly capacity and raw materials; the availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products; fluctuations in the manufacturing yields of our third party semiconductor foundries and other problems or delays in the fabrication, assembly, testing or delivery of our products; our ability to specify, develop or acquire, complete, introduce, market and transition to volume production new products and technologies in a timely manner; the volume of product sales and pricing concessions on certain product sales; and, the timing requirements of our customers with respect to new product introductions.  Investors are cautioned that these forward looking statements are inherently uncertain.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein.  Although we believe that the expectations reflected in these forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward looking statements.  The Company undertakes no obligation to update forward looking statements.

The following discussion and analysis should be read in connection with the condensed consolidated financial statements and the notes thereto included in Item 1 in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2001.

Overview

We are a fabless semiconductor company that designs and develops integrated circuit devices for the consumer audio, personal computer and communications markets.

Critical Accounting Policies

Use of Estimates: Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis we evaluate our estimates, including those related to product returns, warranty obligations, bad debts, inventories, accruals, stock options, warrants, income taxes and restructuring costs. We base our estimates, on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from the other sources. Actual results may differ from these estimates under different assumptions or conditions. Material differences may occur in our results of operations for any period if we made different judgments or utilized different estimates.

Revenue Recognition: We recognize revenue from product sales upon shipment to original equipment manufacturers and end users, net of reserves for estimated returns and allowances, provided that persuasive evidence of an arrangement exists, the price is fixed, title has transferred, collectibility of resulting receivables is reasonably assured, there are no acceptance requirements and there are no remaining significant obligations. Sales to distributors are made under arrangements allowing limited rights of return, generally under product warranty provisions, stock rotation rights, and price protection on products unsold by the distributor. In addition, the distributor may request special pricing and allowances which may be granted subject to approval by us. As a result of these returns rights and potential pricing adjustments, we defer recognition on sales to distributors until products are resold by the distributor to the end user.

Results of Operations

Three months ended June 30, 2002 and 2001

Revenue.  Revenue for the three months ended June 30, 2002 was $6.1 million, an increase of $4.3 million from revenues of $1.8 million for the three months ended June 30, 2001.  The increase in revenue resulted from increased shipments of our TA2020, TA2022, TA2024, TK2050, and TA3020 digital audio amplifiers.

Sales relating to a consumer electronics manufacturer in China and Apple Computer accounted for approximately 43% and 28%, respectively, of revenue in the three months ended June 30, 2002 and 0% and 34%, respectively, in the corresponding prior year quarter. Sales to our five largest end customers represented approximately 82% of revenue in the three months ended June 30, 2002 and 90% of revenue in the three months ended June 30, 2001.

Gross Profit (Loss).  Gross profit for the three months ended June 30, 2002 was $810,000 (including stock-based compensation expense of $10,000), compared with a gross loss of $250,000 (including stock-based compensation expense of $70,000) for the three months ended June 30, 2001.

The increase in gross profit for the three months ended June 30, 2002 compared to the three months ended June 30, 2001 reflected a combination of changes in product mix, increased shipments of products related to new design wins, ongoing cost reduction efforts, quantities produced and the reduction of inventory reserves related to inventory sold during the quarter.

Research and Development.  Research and development expenses for the three months ended June 30, 2002 were $3.3 million (including stock-based compensation expense of $148,000), a decrease of $3.1 million  from $6.4 million (including stock-based compensation expense of $288,000) for the three months ended June 30, 2001.  The year-over-year decrease for the three-month periods resulted from a decrease in personnel costs due to reduced headcount and a decrease in product development expenses.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended June 30, 2002 were $1.5 million (including stock-based compensation of $83,000), a decrease of $800,000 from $2.3 million (including stock-based compensation expense of $34,000) for the three months ended June 30, 2001. The year-over-year decrease resulted from decreased headcount and related costs for the three months ended June 30, 2002.

Interest and Other Income, net.  Interest income for the three months ended June 30, 2002 was $52,000, a decrease of $148,000 from interest income of $200,000 in the three months ended June 30, 2001.  The year-over-year decrease in interest income for the three-month periods reflected a decrease in our cash equivalents and short-term investments.

Six months ended June 30, 2002 and 2001

Revenue.  Revenue for the six months ended June 30, 2002 was $10.6 million, an increase of $3.5 million from revenues of $7.1 million for the six months ended June 30, 2001.  The increase in revenue resulted from increased shipments of our TA2020, TA2022, TA2024, TK2050, and TA3020 digital audio amplifiers.

Sales relating to a consumer electronics manufacturer in China , Apple Computer and Aiwa accounted for approximately 35%, 29% and 10%, respectively, of revenue in the six months ended June 30, 2002 and 0%, 17% and 0%, respectively, in the corresponding prior year quarter. Sales to our five largest end customers represented approximately 83% of revenue in the six months ended June 30, 2002 and 93% of revenue in the six months ended June 30, 2001.

Gross Profit (Loss).  Gross loss for the six months ended June 30, 2002 was $3.2 million (including stock-based compensation expense of $23,000), compared with a gross profit of $20,000 (including stock-based compensation expense of $148,000) for the six months ended June 30, 2001.

The decrease in gross profit for the six months ended June 30, 2002 compared to the six months ended June 30, 2001 was primarily due to a write-off of  $5.0 million for excess inventory during the first quarter of 2002. The inventory charge related to excess inventory for the Company’s TA2022 product based on a decline in forecasted sales for this product.

Research and Development.  Research and development expenses for the six months ended June 30, 2002 were $6.9 million (including stock-based compensation expense of $360,000), a decrease of $6.5 million from $13.4 million (including stock-based compensation expense of $1.3 million) for the six months ended June 30, 2001.  The year-over-year decrease for the six month periods resulted from a decrease in personnel costs due to decreased headcount and a decrease in product development expenses.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the six months ended June 30, 2002 were $3.4 million (including stock-based compensation expense of $205,000), a decrease of $1.8 million from $5.2 million (including stock-based compensation expense of $595,000) for the six months ended June 30, 2001. Selling general and administrative expenses decreased year-over-year due to decreased headcount and related costs.

Interest and Other Income, net.  Interest income for the six months ended June 30, 2002 was $100,000 a decrease of $528,000 from interest income of $628,000 in the six months ended June 30, 2001. The year-over-year decrease in interest income for the six month periods reflected a decrease in our cash equivalents and short-term investments.

Beneficial Conversion Feature on Issuance of Preferred Stock. Beneficial conversion feature on issuance of Preferred stock for the six months ended June 30, 2002 was $14,952,000 compared to $0 for the six months ended June 30, 2001. The year-over-year increase was due to the financing transaction that was completed in January 2002.

Liquidity and Capital Resources

Since our inception, we have financed our operations through the private sale of our equity securities, primarily the sale of preferred stock and through our initial public offering on August 1, 2000.  Net proceeds to the company as a result of our initial public offering were approximately $45.4 million.

Net cash used by operating activities decreased to $8.8 million for the six months ended June 30, 2002 from $20.0 million for the six months ended June 30, 2001. The decrease was mainly due to a decrease in inventories offset in part by an increase in accounts receivable and a decrease in accounts payable.

Cash provided by investing activities decreased to $857,000 for the six months ended June 30, 2002 from $17.2 million for the six months ended June 30, 2001. The decrease was due to decrease in sale of short-term investments and decrease in purchase of property and equipment.

Cash provided by financing activities increased to $19.5 million for the six months ended June 30, 2002 from $1.3 million for the six months ended June 30, 2001.  The increase was due to the additional financing, details of which are summarized below.

On January 24, 2002, we completed a financing in which we raised $21 million in gross proceeds through a private placement of non-voting Series A Preferred Stock and warrants, at $30 per unit to a group of investors. At a Special Meeting of Stockholders held on March 7, 2002 the Company’s stockholders approved the issuance and sale of Preferred Stock and warrants which then automatically converted into 13,999,000 shares of common stock and warrants to purchase 3,303,760 shares of common stock. If the common stock trades at $5.85 per share or greater for a period of 20 out of 30 trading days, we can require the holders to exercise the warrants. As a result of the favorable conversion price of the shares and related warrants at the date of issuance, we recorded accretion of approximately $15 million relating to the beneficial conversion feature at the date of the conversion, thereby increasing the “net loss applicable to common stockholders” for the six month period ended June 30, 2002.

At June 30, 2002, the Company had approximately $15.6 million in cash and working capital of approximately $20.2 million with which to fund current operations.

We expect our future liquidity and capital requirements will fluctuate depending on numerous factors, including the cost and timing of future product development efforts, the timing of introductions of new products and enhancements to existing products, market acceptance of our existing and new products and the cost and timing of sales and marketing activities. We believe that taking into account our recent financing in January 2002, cost cutting measures and anticipated future burn rate, our existing cash and cash equivalent balances together with cash generated by our operations, if any, will be sufficient to fund operations for at least the next twelve months. However, we may need to raise additional capital in future periods through public or private financings, strategic relationships or other arrangements in order to grow our business. Additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve restrictive covenants. However, we cannot be certain that any such financing will be available on acceptable terms, or at all. If we cannot raise additional capital when needed and on acceptable terms, we may not be able to achieve our business objectives and continue as a going concern.

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS 145 Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections.  SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, as well as FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No.  13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  The provisions of SFAS 145 will be adopted during fiscal year 2003. We do not anticipate that adoption of this statement will have a material impact on our consolidated balance sheets or consolidated statements of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. We do not anticipate that adoption of this statement will have a material impact on our consolidated balance sheets or consolidated statements of operations.

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

As of June 30, 2002, we had an accumulated deficit of $166.4 million. We incurred net losses of approximately $28.3 million in the six months ended June 30, 2002, $27.0 million in 2001, $41.3 million in 2000 and $31.7 million in 1999.  We expect to continue to incur net losses and these losses may be substantial. Furthermore, we expect to generate significant negative cash flow in the future. We will need to generate substantially higher revenue to achieve and sustain profitability and positive cash flow. Our ability to generate future revenue and achieve profitability will depend on a number of factors, many of which are described throughout this section. If we are unable to achieve or maintain profitability, we will be unable to build a sustainable business. In this event, our share price and the value of your investment would likely decline and the Company might be unable to continue as a going concern.

We will likely need to raise additional capital to continue to grow our business.

Because we have had losses we have funded our operating activities to date from the sale of securities, including our most recent financing in January 2002. We believe that, taking into account our recent financing and cost cutting measures and anticipated future burn rate, our existing cash and cash equivalent balances, together with cash generated by our operations, if any, will be sufficient to fund operations for at least the next twelve months. However, in order to grow our business significantly, we will likely need additional capital. We cannot be certain that any such financing will be available on acceptable terms, or at all. Moreover, additional equity financing, if available, would likely be dilutive to the holders of our common stock, and debt financing, if available, would likely involve restrictive covenants. If we cannot raise sufficient additional capital, it would adversely affect our ability to achieve our business objectives and to continue as a going concern. As a result of these circumstances, our independent accountants’ opinion on our 2001 consolidated financial statements includes an explanatory paragraph indicating that these matters raise substantial doubt about our ability to continue as a going concern.

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

Our quarterly operating results have fluctuated significantly in the past and are likely to continue to do so in the future. The many factors that could cause our quarterly results to fluctuate include, in part:

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

Our stock price may be subject to significant volatility

The stock prices for many technology companies have recently experienced large fluctuations, which may or may not be directly related to the operating performance of the specific companies. Broad market fluctuations as well as general economic conditions may cause our stock price to decline.

Our customers may cancel or defer product orders, which could result in excess inventory.

Our sales are generally made pursuant to individual purchase orders that may be canceled or deferred by customers on short notice without significant penalty.  Thus, orders in backlog may not result in future revenue.   In the past we have had cancellations and deferrals by customers.  Any cancellation or deferral of product orders could result in us holding excess inventory, which could seriously harm our profit margins and restrict our ability to fund our operations. During the quarter ended March 31, 2002 we recorded a provision for excess inventory of approximately $5 million.  We recognize revenue upon shipment of products to the end customer.  Although we have not experienced customer refusals to accept shipped products or material difficulties in collecting accounts receivable, such refusals or collection difficulties are possible and could result in significant charges against income, which could seriously harm our revenues and our cash flow.

Industry-wide overcapacity has caused and may continue to cause our results to fluctuate and such shifts could result in significant inventory write-downs and adversely affect our relationships with our suppliers.

We must build inventory well in advance of product shipments. The semiconductor industry is highly cyclical and in light of the current downturn, which has resulted in excess capacity and overproduction, there is a risk that we will forecast inaccurately and produce excess inventories of our products.  As a result of such inventory imbalances, large future inventory write-downs may occur due to lower of cost or market accounting, excess inventory or inventory obsolescence. In addition, any adjustment in our ordering patterns resulting from increased inventory may adversely affect our suppliers’ willingness to meet our demand, if our demand increases in the future.

Our product shipment patterns make it difficult to predict our quarterly revenues.

As is common in our industry, we frequently ship more products in the third month of each quarter than in either of the first two months of the quarter, and shipments in the third month are higher at the end of that month.  We believe this pattern is likely to continue.  The concentration of sales in the last month of the quarter may cause our quarterly results of operations to be more difficult to predict.  Moreover, if sufficient business does not materialize or a disruption in our production or shipping occurs near the end of a quarter, our revenues for that quarter could be materially reduced.

We rely on a small number of customers for most of our revenue and a decrease in revenue from these customers could seriously harm our business.

A relatively small number of customers have accounted for most of our revenues to date.  Any reduction or delay in sales of our products to one or more of these key customers could seriously reduce our sales volume and revenue and adversely affect our operating results.  In particular, sales to three large customers, including a consumer electronics manufacturer, Apple Computer and Aiwa accounted for approximately 35%, 29% and 10%, respectively, of revenue in the six months ended June 30, 2002 and 0%, 25%, and 12% respectively, of total revenue in 2001.  Moreover, sales to our five largest end customers represented approximately 83% of our total revenue in the six months ended June 30, 2002 and 82% of our total revenue in 2001.  We expect that we will continue to rely on the success of our largest customers and on our success in selling our existing and future products to those customers in significant quantities.  However, we cannot be sure that we will retain our largest customers or that we will be able to obtain additional key customers or replace key customers we may lose or who may reduce their purchases.

We currently rely on sales of six products for a significant portion of our revenue, and the failure of these products to be successful in the future could substantially reduce our sales.

We currently rely on sales of our TA2020, TA2022, TA2024, TA1101B, TA3020 and TK2050 digital audio amplifiers to generate a significant portion of our revenue. Sales of these products amounted to 96% of our revenue in the six months ended June 30, 2002, 94% of our revenue in 2001 and 93% of our revenue in 2000. We have developed additional products and plan to introduce more products in the future but there can be no assurance that these products will be commercially successful. Consequently, if our existing products are not successful, our sales could decline substantially.

Our lengthy sales cycle makes it difficult for us to predict if or when a sale will be made and to forecast our revenue and to budget expenses, which may cause fluctuations in our quarterly results.

Because of our lengthy sales cycles, we may experience a delay between increasing expenses for research and development, sales and marketing, and general and administrative efforts, as well as increasing investments in inventory, and the generation of revenue, if any, from such expenditures.  In addition, the delays inherent in such a lengthy sales cycle raise additional risks of customer decisions to cancel or change product plans, which could result in our loss of anticipated sales.  Our new products are generally incorporated into our customers’ products or systems at the design stage.  To endeavor to have our products selected for design into new products of current and potential customers, commonly referred to as design wins, often requires significant expenditures by us without any assurance of success.  Once we have achieved a design win, our sales cycle will start with the test and evaluation of our products by the potential customer and design of the customer’s equipment to incorporate our products.  Generally, different parts have to be redesigned in order to incorporate our devices successfully into our customers’ products.  The sales cycle for the test and evaluation of our products can range from a minimum of three to six months, and it can take a minimum of an additional six to nine months before a customer commences volume production of equipment that incorporates our products.  Achieving a design win provides no assurance that such customer will ultimately ship products incorporating our products or that such products will be commercially successful.  Our revenue or prospective revenue would be reduced if a significant customer curtails, reduces or delays orders during our sales cycle, or chooses not to release products incorporating our products.

The current general economic downturn in the semiconductor industry has lead and may continue to lead to decreased revenue.

During 2001, slowing worldwide demand for semiconductors has resulted in significant inventory buildups for semiconductor companies.  Presently, we have no visibility regarding how long the semiconductor industry downturn will last or how severe the downturn will be. If the downturn continues or worsens, we may experience greater levels of cancellations and/or pushouts of orders for our products in the future, which could adversely affect our business and operating results over a prolonged period of time.

We may experience difficulties in the introduction of new or enhanced products that could result in significant, unexpected expenses or delay their launch, which would harm our business.

Our failure or our customers’ failure to develop and introduce new products successfully and in a timely manner would seriously harm our ability to generate revenues.  Consequently, our success depends on our ability to develop new products for existing and new markets, introduce such products in a timely and cost-effective manner and to achieve design wins.  The development of these new devices is highly complex, and from time to time we have experienced delays in completing the development and introduction of new products.

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

•                  achieving acceptable manufacturing yields; and

•                  market acceptance of our products and our customers’ products.

We seek but cannot guarantee success with regard to these factors.

If we are unable to retain key personnel, we might not be able to operate our business successfully.

We may not be successful in retaining executive officers and other key management and technical personnel.  The competition for such employees is intense, particularly in Silicon Valley and particularly for experienced mixed-signal circuit designers, systems applications engineers and experienced executive personnel.  A high level of technical expertise is required to support the implementation of our technology in our existing and new customers’ products. In addition, the loss of the management and technical expertise of Dr. Adya Tripathi, our founder, president and chief executive officer, could seriously harm us. We do not have any employment contracts with our employees.

Our headquarters, as well as the facilities of our principal manufacturers and customers are located in geographic regions with increased risks of power supply failure, natural disasters, labor strikes and political unrest.

Our headquarters is located in Santa Clara, California, an area on or near a known earthquake fault within the state. In addition, businesses within the State of California have recently experienced a shortage of available electrical power which has resulted in electrical blackouts. In the event these blackouts continue or increase in severity, they could disrupt the operations of our facilities within the state.

Our principal manufacturers and customers are located in the Pacific Rim region. The risk of earthquakes in this region, particularly in Taiwan, is significant due to the proximity of major earthquake fault lines. Earthquakes, fire, flooding and other natural disasters in the Pacific Rim region likely would result in the disruption of our foundry partners’ assembly and testing capacity and the ability of our customers to purchase our products. Labor strikes or political unrest in these regions would likely also disrupt operations of our foundries and customers. In particular, there is a recent history of political unrest between China and Taiwan. Any disruption resulting from such events could cause significant delays in shipments of our products until we are able to shift our manufacturing, assembly and testing from the affected contractor to another third party vendor. We cannot be sure that such alternative capacity could be obtained on favorable terms, if at all. Moreover, any such disruptions could also cause significant decreases in our sales to these customers until our customers resume normal purchasing volumes.

Stockholders will incur additional dilution upon the exercise of warrants, and management will have sole discretion to use the proceeds received from exercise of these warrants.

To the extent that the warrants are exercised, there will be additional dilution to your shares.  If all of the warrants are exercised, we will be required to issue an additional 3,328,760 shares of common stock, or approximately 8.1% of the common stock outstanding as of June 30, 2002. If all of the warrants are exercised in full, we would receive approximately $6.4 million in proceeds.  Our management will have sole discretion over use of these proceeds and may spend the proceeds in ways with which our stockholders may not agree.

The market may be adversely affected due to the large number of shares eligible for sale under the registration statement filed in connection with the recent financing.

The shares of common stock eligible for sale under the registration statement filed in connection with the recent Series A financing represent a large percentage of our outstanding common stock.  The market for the common shares may be adversely affected as a result of sales of a large number of shares in the market or the perception that large sales may occur.

We may not maintain NASDAQ National Market listing requirements

To maintain the listing of our common stock on The Nasdaq National Market we are required to meet certain listing requirements, including a minimum bid price of $1.00 per share. If our stock is traded below the $1.00 minimum bid price for 30 consecutive business days, we will receive a deficiency notice and will have a grace period of 90 calendar days to cure the deficiency by meeting the $1.00 per share trading price for 10 consecutive days. There can be no assurance that we will maintain compliance with the minimum bid price. If we fail to meet the minimum bid price for 10 consecutive days during the grace period our common stock may be delisted from The NASDAQ National Market. Even if we are able to comply with the minimum bid requirement, there is no assurance that in the future we will continue to satisfy NASDAQ listing requirements, with the result that our common stock may be delisted from The NASDAQ National Market. Should our common stock be delisted from The NASDAQ National Market, it would likely be traded on The NASDAQ Small Cap Market, and if delisted from The NASDAQ Small Cap Market, would likely be traded on the so-called ‘‘pink sheets’’ or the ‘‘Electronic Bulletin Board’’ of the National Association of Securities Dealers, Inc. Consequently, it would likely be more difficult to trade in or obtain accurate quotations as to the market price of our common stock. Delisting of our common stock could materially adversely affect the market price, the market liquidity of our common stock and our ability to raise necessary capital.

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

We provide our foundries with continuous forecasts of our production requirements; however, the ability of each foundry to provide us with semiconductor devices is limited by the foundry’s available capacity.  In many cases, we place our orders on a purchase order basis, and foundries may allocate capacity to the production of other companies’ products while reducing the deliveries to us on short notice.  In particular, foundry customers that are larger and better financed than us or that have long-term agreements with our foundries may cause such foundries to reallocate capacity in a manner adverse to us.

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

We currently obtain almost all of our manufacturing, assembly and test services from suppliers located outside the United States and may expand our manufacturing activities abroad.  Approximately 88% of our total revenue in the six months ended June 30, 2002 was derived from sales to independent customers based outside the United States.  In 2001, 2000 and 1999, 94%, 93% and 95%, respectively, of our total revenue was derived from sales to independent customers based outside of the United States.  In addition, we often ship products to our domestic customers’ international manufacturing divisions and subcontractors.

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

If we are not successful in developing and marketing new and enhanced products for the DSL high speed communications markets that keep pace with technology and our customers’ needs, our operating results will suffer.

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

The consumer audio, personal computer, communications and semiconductor industries are highly competitive.  We compete with a number of major domestic and international suppliers of semiconductors in the audio and communications markets.  We also may face competition from suppliers of products based on new or emerging technologies.  Many of our competitors operate their own fabrication facilities and have longer operating histories and presence in key markets, greater name recognition, access to larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than us.  As a result, such competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the promotion and sale of their products than us.  Current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers, resellers or other third parties.  Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share.  In addition, existing or new competitors may in the future develop technologies that more effectively address the transmission of digital information through existing analog infrastructures at a lower cost or develop new technologies that may render our technology obsolete.  There can be no assurance that we will be able to compete successfully in the future against our existing or potential competitors, or that our business will not be harmed by increased competition.

Our products are complex and may have errors and defects that are detected only after deployment in customers’ products, which may harm our business.

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

Our business depends, in part, on our ability to protect our intellectual property.  We rely primarily on patent, copyright, trademark and trade secret laws to protect our proprietary technologies.  We cannot be sure that such measures will provide meaningful protection for our proprietary technologies and processes. As of June 30, 2002, we have nineteen issued United States patents, and twenty-one additional United States patent applications which are pending. In addition, we have ten international patents issued and an additional seventy international patents pending. We cannot be sure that any patent will issue as a result of these applications or future applications or, if issued, that any claims allowed will be sufficient to protect our technology.  In addition, we cannot be sure that any existing or future patents will not be challenged, invalidated or circumvented, or that any right granted there under would provide us meaningful protection.  The failure of any patents to provide protection to our technology would make it easier for our competitors to offer similar products.  In connection with our participation in the development of various industry standards, we may be required to agree to license certain of our patents to other parties, including our competitors, that develop products based upon the adopted standards.

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

We may be subject to intellectual property rights disputes that could divert management’s attention and could be costly.

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights.  From time to time, we may receive in the future, notices of claims of infringement, misappropriation or misuse of other parties’ proprietary rights.  We cannot be sure that we will prevail in these actions, or that other actions alleging infringement by us of third-party patents, misappropriation or misuse by us of third-party trade secrets or the invalidity of one or more patents held by us will not be asserted or prosecuted against us, or that any assertions of infringement, misappropriation or misuse or prosecutions seeking to establish the invalidity of our patents will not seriously harm our business.  For example, in a patent or trade secret action, an injunction could be issued against us requiring that we withdraw particular products from the market or necessitating that specific products offered for sale or under development be redesigned.  We have also entered into certain indemnification obligations in favor of our customers and strategic partners that could be triggered upon an allegation or finding of our infringement, misappropriation or misuse of other parties’ proprietary rights.  Irrespective of the validity or successful assertion of such claims, we would likely incur significant costs and diversion of our management and personnel resources with respect to the defense of such claims, which could also seriously harm our business.  If any claims or actions are asserted against us, we may seek to obtain a license under a third party’s intellectual property rights.  We cannot be sure that under such circumstances a license would be available on commercially reasonable terms, if at all.  Moreover, we often incorporate the intellectual property of our strategic customers into our designs, and we have certain obligations with respect to the non-use and non-disclosure of such intellectual property.

We cannot be sure that the steps taken by us to prevent our, or our customers’, misappropriation or infringement of intellectual property will be successful.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk of loss.  Some of the securities that we may acquire in the future may be subject to market risk for changes in interest rates.  To mitigate this risk, we plan to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, which may include commercial paper, money market funds, government and non-government debt securities. We manage the sensitivity of our results of operations to these risks by maintaining a conservative portfolio, which is comprised solely of highly-rated, short-term investments.  We do not hold or issue derivative, derivative commodity instruments or other financial instruments for trading purposes. Currently we are exposed to minimal market risks. Due to the short-term and liquid nature of our portfolio, fluctuations in interest rates within historical norms would not materially affect its value nor our financial condition.

Part II.          Other Information

Item 1.             Legal proceedings

None

Item 2.             Changes in Securities and Use of Proceeds

None

Item 3.             Defaults in Securities

None

Item 4.             Submission of Matters to a Vote of Security Holders

None

Item 5.             Other Information

Two Board vacancies were filled during the quarter ended June 30, 2002. Mr. Y.S. Fu was appointed to the Board by Unanimous Written Consent on April 24, 2002 and Mr. A.K. Acharya was appointed at a Board meeting held on June 26, 2002.

Item 6.             Exhibits and Reports on Form 8-K

(a)                                  None

(b)                                 Reports on Form 8-K

None

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.

Tripath Technology Inc.

Date: August 14, 2002
by:	/s/ John J. DiPietro

John J. DiPietro,
Vice President and
Chief Financial Officer
(duly authorized officer and
principal financial officer)