Form 10-Q
period 2002-09-30
TRIPATH TECHNOLOGY INC
filed 2002-11-13
CIK 1045739

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2002
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

2560 Orchard Parkway
San Jose, California 95131
(Address of Principal Executive Office including Zip Code)

(408) 750-3000
(Registrant's telephone number, including area code)

3900 Freedom Circle
Santa Clara, California 95054
(Former name, former address and former fiscal year if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No  ☐

        41,326,760 shares of the Registrant's common stock were outstanding as of November 11, 2002.

PART I. Financial Information

Item 1. Financial Statements

TRIPATH TECHNOLOGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2002	December 31, 2001
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$13,735	$3,997
Short-term investments	—	1,100
Accounts receivable, net	2,106	2,521
Inventories	5,376	10,958
Prepaid expenses and other current assets	991	829

Total current assets	22,208	19,405
Property and equipment, net	2,573	2,381
Other assets	356	374

Total assets	$25,137	$22,160

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,676	$4,352
Current portion of capital lease obligations	214	349
Accrued expenses	1,254	1,238
Deferred distributor revenue	897	612

Total current liabilities	6,041	6,551

Capital lease obligations	812	262

Stockholders' equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 41,326,760 and 27,259,154 shares issued and outstanding	41	27
Additional paid-in capital	187,898	154,675
Deferred stock-based compensation	(160)	(1,272)
Accumulated deficit	(169,495)	(138,083)

Total stockholders' equity	18,284	15,347

Total liabilities and stockholders' equity	$25,137	$22,160

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRIPATH TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
Unaudited

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Revenue	$2,718	$3,172	$13,325	$10,284
Cost of revenue	2,453	2,274	16,249	9,366

Gross profit (loss)	265	898	(2,924)	918

Operating expenses:
Research and development	2,535	3,579	9,412	16,933
Selling, general and administrative	892	2,181	4,246	7,368
Restructuring charges	—	684	—	684

Total operating expenses	3,427	6,444	13,658	24,985

Loss from operations	(3,162)	(5,546)	(16,582)	(24,067)
Interest and other income, net	22	64	122	692

Net loss	(3,140)	(5,482)	(16,460)	(23,375)
Beneficial conversion feature on issuance of Preferred Stock	—	—	(14,952)	—

Net loss applicable to common stockholders	$(3,140)	$(5,482)	$(31,412)	$(23,375)

Basic and diluted net loss per share applicable to common stockholders	$(0.08)	$(0.20)	$(0.83)	$(0.87)

Number of shares used in computing basic and diluted net loss per share	41,327	27,202	37,967	26,934

Stock-based compensation included in:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Cost of revenue	$2	$(259)	$25	$(111)
Research and development	(193)	(1,136)	167	206
Selling, general and administrative	(698)	201	(493)	796

Total stock-based compensation	$(889)	$(1,194)	$(301)	$891

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRIPATH TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Nine months ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(16,460)	$(23,375)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,063	1,661
Restructuring charges	—	520
Loss on disposal of equipment	—	182
Allowance for doubtful accounts	132	—
Provision for excess inventory	4,977	—
Stock-based compensation	(301)	891
Changes in assets and liabilities:
Accounts receivable	283	1,056
Inventories	605	(8,129)
Prepaid expenses and other assets	(144)	272
Accounts payable	(676)	1,368
Accrued expenses	16	(914)
Deferred distributor revenue	285	(251)

Net cash used in operating activities	(10,220)	(26,719)

Cash flows from investing activities:
Purchase of short-term investments	—	(13,065)
Sale of short-term investments	1,100	32,864
Purchase of property and equipment	(578)	(640)

Net cash provided by investing activities	522	19,159

Cash flows from financing activities:
Proceeds from issuance of common stock, net	19,698	1,907
Principal payments on capital lease obligations	(262)	(109)

Net cash provided by financing activities	19,436	1,798

Net increase in cash and cash equivalents	9,738	(5,762)
Cash and cash equivalents, beginning of period	3,997	12,651

Cash and cash equivalents, end of period	$13,735	$6,889

Non-cash investing and financing activities:
Property and equipment acquired by capital lease	$677	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tripath Technology Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

        The unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary to state fairly the Company's financial position, results of operations, and cash flows for the periods presented. Results for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results of the entire year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements.

        The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned Japanese subsidiary, which was incorporated in January 2001. All significant intercompany balances and transactions have been eliminated in consolidation.

2. Net loss per share

        Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common stock outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common stock and dilutive potential common stock outstanding. The calculation of diluted net loss per share excludes potential common stock if the effect is anti-dilutive. Potential common stock consist of incremental common stock issuable upon the exercise of stock options and common stock issuable upon the exercise of common stock warrants.

        Total potential common stock of 10,568,000 and 8,609,000 shares were not included in the diluted net loss per share calculation for three and nine-month periods ended September 30, 2002, respectively, because to do so would be anti-dilutive. For the three and nine-month periods ended September 30, 2001, 6,579,000 and 6,014,000 shares of potential common stock were excluded from the calculation of diluted net loss per share because they were anti-dilutive.

        The following table sets forth the computation of basic and diluted net loss per share for the three and nine-month periods presented (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Numerator:
Net loss applicable to common stockholders	$(3,140)	$(5,482)	$(31,412)	$(23,375)

Denominator:
Weighted average common stock	41,327	27,202	37,967	26,934

Net loss per share:
Basic and diluted	$(0.08)	$(0.20)	$(0.83)	$(0.87)

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

        The following table sets forth, for each of the periods presented, the deferred stock-based compensation recorded and the amortization of deferred stock-based compensation (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Deferred stock-based compensation	$(1,244)	$(2,842)	$(1,413)	$(4,302)
Amortization of deferred stock-based compensation	$(889)	$(1,194)	$(301)	$891

        Unamortized deferred stock-based compensation at September 30, 2002 and December 31, 2001 was $160,000 and $1,272,000 respectively.

4. Cash and cash equivalents and short-term investments

        The Company considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market funds and commercial paper, bonds and notes, the fair value of which approximates cost.

        The Company categorizes short-term investments as available-for-sale. Accordingly, these investments are carried at fair value. The fair value of these securities approximates cost, and there were no material unrealized gains or losses as of September 30, 2002 or December 31, 2001. Short-term investments generally have maturities of less than one year from the date of purchase.

5. Inventories

        Inventories are comprised of the following (in thousands):

	September 30, 2002	December 31, 2001
Raw materials	$361	$6,531
Work-in-process	375	273
Finished goods	3,882	3,798
Inventory held by distributors	758	356

Total	$5,376	$10,958

        During the quarter ended March 31, 2002 the Company recorded a provision for excess inventory of approximately $5 million. The inventory charge related to excess inventory for the Company's TA2022 product based on a decline in forecasted sales for this product.

6. Line of Credit

        On July 12, 2002, the Company entered into a credit agreement with a financial institution that provides for a one-year revolving credit facility in an amount of up to $10 million. Any advances under the credit agreement will be secured by the Company's personal property and will bear interest at the prime rate plus 0.875% per annum. A negative pledge regarding the Company's intellectual property has been provided to the financial institution solely in order to enable the financial institution to perfect its security interest in the Company's personal property. The credit agreement contains certain financial covenants, two of which were violated during the quarter ended September 30, 2002. Waivers were obtained from the financial institution for the two covenants that were violated.

        The credit agreement was used to issue stand-by letters of credit totaling $1.7 million to collateralize the Company's obligations to a third party for the purchase of inventory and to provide a security deposit for the lease of new office space. At September 30, 2002 there was up to $8.3 million available under the credit facility, subject to certain restrictions in the borrowing base.

7. Stockholders' Equity

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

        As a result of the favorable conversion price of the shares and related warrants at the date of issuance, the Company recorded accretion of approximately $15 million (thus increasing the "net loss applicable to common stockholders" for the nine month period ended September 30, 2002) relating to the beneficial conversion feature representing the difference between the accounting conversion price and the fair value of the common stock on the date of the transaction, after valuing the warrants issued in connection with the financing transaction. The Company valued the warrants using the Black-Scholes option pricing model, applying an expected life of 3 years, a weighted average risk-free rate of 3.61%, an expected dividend yield of zero percent, a volatility of 130% and a deemed fair value of common stock of $2.35, which was the value of the Company's common stock on the date of grant.

        Recently, the Board of Directors approved the repurchase of up to one million shares of the Company's common stock in the open market at the discretion of management. The shares may be purchased from time to time until August 2003. To date, the Company has not repurchased any shares of common stock under this program.

8. Leases

        On July 18, 2002, the Company entered into a sublease agreement for the lease of new office space. Under the terms of the, sublease agreement the Company initially receives nine months of free rent effective September 1, 2002 and subsequently makes monthly payments ranging from $0.65 per square foot to $1.35 per square foot until the sublease expires on March 31, 2007. The Company's lease for the old office space expires on November 30, 2002.

        On September 26, 2002, the Company renegotiated its existing capital lease for research and development related software to extend the term and defer a portion of the payments beyond the term of the original lease. The remaining values of the asset and obligation of the original lease prior to the renegotiation were $328,000 and $349,000 respectively. The value of the asset and obligation recorded under the new lease as of September 30, 2002 is $1,005,000 and $1,026,000 respectively.

9. Nasdaq Stock Market

        On August 13, 2002, the Company received a deficiency notice from the Nasdaq Stock Market, or Nasdaq, for failing to maintain the Nasdaq National Market's minimum bid price requirement for continued listing and has been given until November 11, 2002 in order to cure the deficiency by meeting the $1.00 minimum bid price for 10 consecutive trading days or face de-listing from trading on the Nasdaq National Market. Prior to the Company's de-listing, the Company submitted an application to Nasdaq for transfer to their SmallCap Market. If the transfer application is approved the Company will have until February 10, 2003 to meet the $1.00 minimum bid price requirement to remain listed on the Nasdaq SmallCap Market. The Company may also be eligible for an additional 180 day grace period after February 10, 2003 provided that it meets the initial Nasdaq SmallCap Market listing criteria. Furthermore, the Company may be eligible to transfer back to the Nasdaq National Market if by August 8, 2003 the bid price maintains the $1.00 per share requirement for 30 consecutive trading days and it has maintained compliance with all other continued listing requirements of the Nasdaq National Market. If the Nasdaq does not approve the Company's transfer application to the Nasdaq SmallCap Market, its securities may be delisted. At that time the Company may appeal.

10. Recent Accounting Pronouncements

        In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 145 Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections. SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, as well as FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 will be adopted during fiscal year 2003. We do not anticipate that adoption of this statement will have a material impact on our consolidated balance sheets or consolidated statements of operations.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. We do not anticipate that adoption of this statement will have a material impact on our consolidated balance sheets or consolidated statements of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        This report contains certain forward looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to us that are based on the beliefs of our management as well as assumptions made by and information currently available to our management. In addition, when used in this report, the words "likely," "will," "suggests," "target," "may," "would," "could," "anticipate," "believe," "estimate," "expect," "intend," "plan," "predict," and similar expressions and their variants, as they relate to us or our management, may identify forward looking statements. Such statements reflect our judgment as of the date of this quarterly report on Form 10-Q with respect to future events, the outcome of which are subject to certain known and unknown risks and uncertainties, including but not limited to the factors set forth below and in "Risk Factors," which may have a significant impact on our business, operating results or financial condition. Such risks and uncertainties include risks and uncertainties regarding silicon wafer pricing and the availability of foundry and assembly capacity and raw materials; the availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products; fluctuations in the manufacturing yields of our third party semiconductor foundries and other problems or delays in the fabrication, assembly, testing or delivery of our products; our ability to specify, develop or acquire, complete, introduce, market and transition to volume production new products and technologies in a timely manner; the volume of product sales and pricing concessions on certain product sales; and, the timing requirements of our customers with respect to new product introductions. Investors are cautioned that these forward looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. Although we believe that the expectations reflected in these forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward looking statements. We undertake no obligation to update forward looking statements.

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

        Inventories:    Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out, or FIFO, method. We write down inventories to net realizable value based on forecasted demand and market conditions. Actual demand and market conditions may be different from those projected by our management. This could have a material effect on our operating results and financial position. During the quarter ended March 31, 2002, we recorded a provision for excess inventory of approximately $5 million. The inventory charge related to excess inventory for our TA2022 product based on a decline in forecasted sales for this product.

Results of Operations

Three months ended September 30, 2002 and 2001

        Revenue.    Revenue for the three months ended September 30, 2002 was $2.7 million, a decrease of $500,000 from revenues of $3.2 million for the three months ended September 30, 2001. The decrease in revenue resulted from decreased shipments of our TA1101B and TA2022 products, offset partially by increased shipments of our TA2024, TA3020, and TK2050 products.

        Sales relating to Apple Computer and Onkyo accounted for approximately 32% and 13% respectively of revenue in the three months ended September 30, 2002 and 32% and 0%, respectively, in the corresponding prior year quarter. Sales to our five largest end customers represented approximately 64% of revenue in the three months ended September 30, 2002 and 84% of revenue in the three months ended September 30, 2001.

        Gross Profit.    Gross profit for the three months ended September 30, 2002 was $265,000 (including stock-based compensation expense of $2,000), compared with a gross profit of $898,000 (including stock-based compensation credit of $259,000 for forfeitures related to terminated employees) for the three months ended September 30, 2001. The decrease in gross profit for the three months ended September 30, 2002 compared to the three months ended September 30, 2001 was primarily due to changes in product mix and the cost of manufacturing yield loss associated with building inventory.

        Research and Development.    Research and development expenses for the three months ended September 30, 2002 were $2.5 million (including stock-based compensation credit of $193,000 for forfeitures related to terminated employees), a decrease of $1.1 million from $3.6 million (including stock-based compensation credit of $1.1 million for forfeitures related to terminated employees) for the three months ended September 30, 2001. Excluding stock-based compensation, the year-over-year decrease for the three-month periods resulted from a decrease in personnel costs due to reduced headcount and a decrease in product development expenses and depreciation.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the three months ended September 30, 2002 were $892,000 (including stock-based compensation credit of $698,000 for forfeitures related to terminated employees), a decrease of $1.3 million from $2.2 million (including stock-based compensation expense of $201,000) for the three months ended September 30, 2001. Excluding stock-based compensation, the year-over-year decrease for the three-month periods resulted from a decrease in personnel costs due to reduced headcount, lower commissions accruals, and lower professional services costs.

        Interest and Other Income, net.    Interest income for the three months ended September 30, 2002 was $22,000, a decrease of $42,000 from interest income of $64,000 in the three months ended September 30, 2001. The year-over-year decrease in interest income for the three-month periods reflected a decrease in our short-term investments balance in addition to lower interest rates on invested funds.

Nine months ended September 30, 2002 and 2001

        Revenue.    Revenue for the nine months ended September 30, 2002 was $13.3 million, an increase of $3 million from revenues of $10.3 million for the nine months ended September 30, 2001. The increase in revenue resulted from increased shipments of our TA2024, TA3020, and TK2050 products, offset partially by decreased shipments of our TA1101B and TA2022 products.

        Sales relating to Apple Computer, a consumer electronics manufacturer in China, and Aiwa (which became a wholly-owned subsidiary of Sony Corporation in February 2002) accounted for approximately 30%, 23% and 9%, respectively, of revenue in the nine months ended September 30, 2002 and 0%, 22% and 10%, respectively, in the corresponding prior year nine month period. Sales to our five largest end customers represented approximately 71% of revenue in the nine months ended September 30, 2002 and 88% of revenue in the nine months ended September 30, 2001.

        Gross Profit (Loss).    Gross loss for the nine months ended September 30, 2002 was $2.9 million (including stock-based compensation expense of $25,000), compared with a gross profit of $918,000 (including stock-based compensation credit of $111,000 for forfeitures related to terminated employees) for the nine months ended September 30, 2001.

        The decrease in gross profit for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 was primarily due to a reserve of $5.0 million for excess inventory during the first quarter of 2002. The inventory charge, related to excess inventory for our TA2022 product, was based on a decline in forecasted sales for this product. Excluding the inventory charge, gross profit for the nine months ended September 30, 2002 was $2.1 million. The year over year increase in gross profit is due to increased revenues and ongoing product cost reduction efforts.

        Research and Development.    Research and development expenses for the nine months ended September 30, 2002 were $9.4 million (including stock-based compensation expense of $167,000), a decrease of $7.5 million from $16.9 million (including stock-based compensation expense of $206,000) for the nine months ended September 30, 2001. The year-over-year decrease for the nine-month periods resulted from a decrease in personnel costs due to decreased headcount and a decrease in product development expenses.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the nine months ended September 30, 2002 were $4.2 million (including stock-based compensation credit of $493,000 for forfeitures related to terminated employees), a decrease of $3.2 million from $7.4 million (including stock-based compensation expense of $796,000) for the nine months ended September 30, 2001. Excluding stock-based compensation, selling general and administrative expenses decreased year-over-year due to decreased headcount and related costs and lower professional services costs.

        Interest and Other Income, net.    Interest income for the nine months ended September 30, 2002 was $122,000 a decrease of $570,000 from interest income of $692,000 in the nine months ended September 30, 2001. The year-over-year decrease in interest income for the nine-month periods reflected a decrease in our cash equivalents and short-term investments in addition to lower interest rates on invested funds.

        Beneficial Conversion Feature on Issuance of Preferred Stock.    Beneficial conversion feature on issuance of Preferred stock for the nine months ended September 30, 2002 was $14,952,000 compared to $0 for the nine months ended September 30, 2001. The year-over-year increase was due to the financing transaction that was completed in January 2002, in which we raised $21 million in gross proceeds through a private placement of non-voting Series A Preferred Stock. The beneficial conversion feature represents the difference between the accounting conversion price and the fair value of the common stock on the date of the transaction, after valuing the warrants issued in connection with the financing transaction. See the Stockholder's Equity Note (7.) in "Notes to Condensed Consolidated Financial Statements" for additional information on this financing transaction.

Liquidity and Capital Resources

        Since our inception, we have financed our operations through the private sale of our equity securities, primarily the sale of preferred stock, through our initial public offering on August 1, 2000, and through a private placement in January 2002. Net proceeds to us as a result of our initial public offering and our private placement were approximately $45.4 million and $19.9 million, respectively.

        Net cash used by operating activities decreased to $10.2 million for the nine months ended September 30, 2002 from $26.7 million for the nine months ended September 30, 2001. The decrease was mainly due to a decrease in net loss of $6.9 million, a decrease in inventory purchases of $8.7 million and a provision for excess inventory of $5.0 million, partially offset by an increase in accounts receivable and a decrease in accounts payable.

        Cash provided by investing activities decreased to $522,000 for the nine months ended September 30, 2002 from $19.2 million for the nine months ended September 30, 2001. The decrease was due to decrease in sale of short-term investments and decrease in purchase of property and equipment.

        Cash provided by financing activities increased to $19.4 million for the nine months ended September 30, 2002 from $1.8 million for the nine months ended September 30, 2001. The increase was due to the additional financing, details of which are summarized below.

        On January 24, 2002, we completed a financing in which we raised $21 million in gross proceeds through a private placement of non-voting Series A Preferred Stock and warrants, at $30 per unit to a group of investors. At a Special Meeting of Stockholders held on March 7, 2002, our stockholders approved the issuance and sale of Preferred Stock and warrants which then automatically converted into 13,999,000 shares of common stock and warrants to purchase 3,303,760 shares of common stock. If the common stock trades at $5.85 per share or greater for a period of 20 out of 30 trading days, we can require the holders to exercise the warrants. As a result of the favorable conversion price of the shares and related warrants at the date of issuance, we recorded accretion of approximately $15 million relating to the beneficial conversion feature at the date of the conversion, thereby increasing the "net loss applicable to common stockholders" for the nine month period ended September 30, 2002.

        On July 12, 2002, we entered into a credit agreement with a financial institution that provides for a one-year revolving credit facility in an amount of up to $10 million. Any advances under the credit agreement will be secured by our personal property and will bear interest at the prime rate plus 0.875% per annum. A negative pledge regarding our intellectual property has been provided to the financial institution solely in order to enable the financial institution to perfect its security interest in our personal property. At September 30, 2002, we had up to $8.3 million available to us under the credit facility, subject to certain restrictions in the borrowing base. The credit agreement contains certain financial covenants, two of which were violated during the quarter ended September 30, 2002. Waivers were obtained from the financial institution for the two covenants that were violated. We intend to fulfill our debt service obligations from cash generated by our operations, if any, and from our existing cash and investments. There can be no assurance that we will be able to meet our debt service obligations of the credit facility.

        At September 30, 2002, the Company had approximately $13.7 million in cash and working capital of approximately $16.2 million with which to fund current operations.

        Recently, our board of directors authorized a stock repurchase program under which up to one million shares of our outstanding common stock may be acquired in the open market at the discretion of management. The shares may be purchased from time to time until August 2003 at prevailing market prices, through open market or unsolicited negotiated transactions, depending upon market conditions. Under the program, the purchases will be funded from available working capital, and the repurchased shares will be held in treasury or used for ongoing stock issuances such as issuances under employee stock plans. There is no guarantee as to the exact number of shares which will be repurchased by us. We have not yet made any purchases under the repurchase program and there is no guarantee that we will.

        We expect our future liquidity and capital requirements will fluctuate depending on numerous factors, including the cost and timing of future product development efforts, the timing of introductions of new products and enhancements to existing products, market acceptance of our existing and new products and the cost and timing of sales and marketing activities. We believe that taking into account our recent financings in January 2002 and July 2002 mentioned above, cost cutting measures and anticipated future burn rate, our existing cash and cash equivalent balances together with cash generated by our operations, if any, will be sufficient to fund operations for at least the next twelve months. However, we may need to raise additional capital in future periods through public or private financings, strategic relationships or other arrangements in order to grow our business. Additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve restrictive covenants. However, we cannot be certain that any such financing will be available on acceptable terms, or at all. If we cannot raise additional capital when needed and on acceptable terms, we may not be able to achieve our business objectives and continue as a going concern.

Recent Accounting Pronouncements

        In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 145 Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections. SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, as well as FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 will be adopted during fiscal year 2003. We do not anticipate that adoption of this statement will have a material impact on our consolidated balance sheets or consolidated statements of operations.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. We do not anticipate that adoption of this statement will have a material impact on our consolidated balance sheets or consolidated statements of operations.

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

        As of September 30, 2002, we had an accumulated deficit of $169.5 million. We incurred net losses (before charge for beneficial conversion feature of $14.9 million) of approximately $16.5 million in the nine months ended September 30, 2002, $27.0 million in 2001, $41.3 million in 2000 and $31.7 million in 1999. We expect to continue to incur net losses and these losses may be substantial. Furthermore, we expect to generate significant negative cash flow in the future. We will need to generate substantially higher revenue to achieve and sustain profitability and positive cash flow. Our ability to generate future revenue and achieve profitability will depend on a number of factors, many of which are described throughout this section. If we are unable to achieve or maintain profitability, we will be unable to build a sustainable business. In this event, our share price and the value of your investment would likely decline and the Company might be unable to continue as a going concern.

We may need to raise additional capital to continue to grow our business.

        Because we have had losses we have funded our operating activities to date from the sale of securities, including our most recent financing in January 2002. Additionally, in July 2002 we put in place a $10 million revolving line of credit whose availability is dependent on meeting certain loan covenants. We believe that, taking into account our recent financings and cost cutting measures and anticipated future burn rate, our existing cash and cash equivalent balances, together with cash generated by our operations, if any, will be sufficient to fund operations for at least the next twelve months. However, in order to grow our business significantly, we will likely need additional capital. We cannot be certain that any such financing will be available on acceptable terms, or at all. Moreover, additional equity financing, if available, would likely be dilutive to the holders of our common stock, and debt financing, if available, would likely involve restrictive covenants. If we cannot raise sufficient additional capital, it would adversely affect our ability to achieve our business objectives and to continue as a going concern. As a result of these circumstances, our independent accountants' opinion on our 2001 consolidated financial statements includes an explanatory paragraph indicating that these matters raise substantial doubt about our ability to continue as a going concern.

We may not be able to pay our debt and other obligations, which would cause us to be in default under the terms of our credit facility, which would result in harm to our business and financial condition.

        On July 12, 2002, we entered into a credit agreement with a financial institution that provides for a one-year revolving credit facility in an amount of up to $10 million. Any advances under the credit agreement will be secured by our personal property and will bear interest at the prime rate plus 0.875% per annum. A negative pledge regarding our intellectual property has been provided to the financial institution solely in order to enable the financial institution to perfect its security interest in our personal property. The credit agreement contains certain financial covenants, two of which were violated during the quarter ended September 30, 2002. Waivers were obtained from the financial institution for the two covenants that were violated. We intend to fulfill our debt service obligations from cash generated by our operations, if any, and from our existing cash and investments. There can be no assurance that we will be able to meet our debt service obligations of the credit facility.

        If our cash flow is inadequate to meet our obligations under the credit facility or otherwise, we could face substantial liquidity problems. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the credit facility, we would be in default under the terms thereof, which would permit the financial institution that provided the credit facility to accelerate the maturity of our obligations. Any such default would harm our business, prospects, financial condition and operating results. In addition, we cannot assure you that we would be able to repay amounts due in respect of the credit facility if payment were to be accelerated following the occurrence of any event of default under the terms of the credit facility.

        In addition, in the event of our bankruptcy, liquidation or reorganization or upon acceleration of the payments due under the credit facility due to an event of default, our assets would be available for distribution to our current stockholders only after the indebtedness have been paid in full. As a result, there may not be sufficient assets remaining to make any distributions to our stockholders.

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

Our stock price may be subject to significant volatility.

        The stock prices for many technology companies have recently experienced large fluctuations, which may or may not be directly related to the operating performance of the specific companies. Broad market fluctuations as well as general economic conditions may cause our stock price to decline. We believe that fluctuations of our stock price may continue to be caused by a variety of factors, including:

  •
  announcements of developments related to our business;

  •
  fluctuations in our financial results;

  •
  general conditions in the stock market or around the world, terrorism, or developments in the semiconductor and capital equipment industry and the general economy;

  •
  sales or purchases of our common stock in the marketplace;

  •
  announcements of our technological innovations or new products or enhancements or those of our competitors;

  •
  developments in patents or other intellectual property rights;

  •
  developments in our relationships with customers and suppliers;

  •
  a shortfall or changes in revenue, gross margins or earnings or other financial results from analysts' expectations or an outbreak of hostilities or natural disasters; or

  •
  acquisition or merger activity and the success in implementing such acquisitions.

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

        We must build inventory well in advance of product shipments. The semiconductor industry is highly cyclical and in light of the current downturn, which has resulted in excess capacity and overproduction, there is a risk that we will continue to forecast inaccurately and produce excess inventories of our products. As a result of such inventory imbalances, large future inventory write-downs may occur due to lower of cost or market accounting, excess inventory or inventory obsolescence. In addition, any adjustment in our ordering patterns resulting from increased inventory may adversely affect our suppliers' willingness to meet our demand, if our demand increases in the future.

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

        A relatively small number of customers have accounted for most of our revenues to date. Any reduction or delay in sales of our products to one or more of these key customers could seriously reduce our sales volume and revenue and adversely affect our operating results. In particular, sales to three large customers, including a consumer electronics manufacturer, Apple Computer, Aiwa (which became a wholly-owned subsidiary of Sony Corporation in February 2002) accounted for approximately 23%, 30% and 9%, respectively, of revenue in the nine months ended September 30, 2002 and 0%, 22%, and 10% respectively, of total revenue in 2001. Moreover, sales to our five largest end customers represented approximately 71% of our total revenue in the nine months ended September 30, 2002 and 88% of our total revenue in 2001. We expect that we will continue to rely on the success of our largest customers and on our success in selling our existing and future products to those customers in significant quantities. However, we cannot be sure that we will retain our largest customers or that we will be able to obtain additional key customers or replace key customers we may lose or who may reduce their purchases.

We currently rely on sales of six products for a significant portion of our revenue, and the failure of these products to be successful in the future could substantially reduce our sales.

        We currently rely on sales of our TA1101B, TA2020, TA2022, TA2024, TA3020 and TK2050 digital audio amplifiers to generate a significant portion of our revenue. Sales of these products amounted to 95% of our revenue in the nine months ended September 30, 2002, 94% of our revenue in 2001 and 93% of our revenue in 2000. We have developed additional products and plan to introduce more products in the future but there can be no assurance that these products will be commercially successful. Consequently, if our existing products are not successful, our sales could decline substantially.

Our lengthy sales cycle makes it difficult for us to predict if or when a sale will be made and to forecast our revenue and to budget expenses, which may cause fluctuations in our quarterly results.

        Because of our lengthy sales cycles, we may continue to experience a delay between increasing expenses for research and development, sales and marketing, and general and administrative efforts, as well as increasing investments in inventory, and the generation of revenue, if any, from such expenditures. In addition, the delays inherent in such a lengthy sales cycle raise additional risks of customer decisions to cancel or change product plans, which could result in our loss of anticipated sales. Our new products are generally incorporated into our customers' products or systems at the design stage. To endeavor to have our products selected for design into new products of current and potential customers, commonly referred to as design wins, often requires significant expenditures by us without any assurance of success. Once we have achieved a design win, our sales cycle will start with the test and evaluation of our products by the potential customer and design of the customer's equipment to incorporate our products. Generally, different parts have to be redesigned in order to incorporate our devices successfully into our customers' products. The sales cycle for the test and evaluation of our products can range from a minimum of three to six months, and it can take a minimum of an additional six to nine months before a customer commences volume production of equipment that incorporates our products. Achieving a design win provides no assurance that such customer will ultimately ship products incorporating our products or that such products will be commercially successful. Our revenue or prospective revenue would be reduced if a significant customer curtails, reduces or delays orders during our sales cycle, or chooses not to release products incorporating our products.

The current general economic downturn in the semiconductor industry has lead and may continue to lead to decreased revenue.

        During 2001 and 2002, slowing worldwide demand for semiconductors has resulted in significant inventory buildups for semiconductor companies. Presently, we have no visibility regarding how long the semiconductor industry downturn will last or how severe the downturn will be. If the downturn continues or worsens, we may experience greater levels of cancellations and/or pushouts of orders for our products in the future, which could adversely affect our business and operating results, including the possibility of additional inventory write-downs, over a prolonged period of time. In addition, we reduced our workforce during fiscal 2002 by approximately 20%, or about 15 people. If we continue to reduce our workforce, it may adversely impact our ability to respond rapidly to any renewed growth opportunities in the future.

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

  •
  market acceptance of our products and our customers' products; and

  •
  market competition.

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

        Our headquarters is located in San Jose, California, an area on or near a known earthquake fault within the state. In addition, businesses within the State of California have experienced a shortage of available electrical power which has resulted in electrical blackouts. In the event these blackouts continue or increase in severity, they could disrupt the operations of our facilities within the state.

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

        To the extent that the warrants issued in connection with the financing in January 2002 are exercised, there will be additional dilution to your shares. If all of the warrants are exercised, we will be required to issue an additional 3,328,760 shares of common stock, or approximately 8% of the common stock outstanding as of September 30, 2002. If all of the warrants are exercised in full, we would receive approximately $6.4 million in proceeds. Our management will have sole discretion over use of these proceeds and may spend the proceeds in ways with which our stockholders may not agree.

The market may be adversely affected due to the large number of shares eligible for sale under the registration statement filed in connection with the January 2002 financing.

        The shares of common stock eligible for sale under the registration statement filed in connection with the January 2002 Series A financing represent a large percentage of our outstanding common stock. The market for the common shares may be adversely affected as a result of sales of a large number of shares in the market or the perception that large sales may occur.

We may not maintain Nasdaq listing requirements and our common stock may be subject to delisting.

        On August 13, 2002, we received a deficiency notice from the Nasdaq Stock Market, or Nasdaq, for failing to maintain the Nasdaq National Market's minimum bid price requirement for continued listing and have been given until November 11, 2002 in order to cure the deficiency by meeting the $1.00 minimum bid price for 10 consecutive trading days or face de-listing from trading on the Nasdaq National Market. Prior to our de-listing, we submitted an application to Nasdaq for transfer to their SmallCap Market. If the application is approved, we will have until February 10, 2003 to meet the

$1.00 minimum bid price requirement to remain listed on the NASDAQ SmallCap Market. We may also be eligible for an additional 180 day grace period after February 10, 2003 provided that we meet the initial Nasdaq SmallCap Market listing criteria. Furthermore, we may be eligible to transfer back to the Nasdaq National Market if by August 8, 2003 the bid price maintains the $1.00 per share requirement for 30 consecutive trading days and we have maintained compliance with all other continued listing requirements of the Nasdaq National Market. If the Nasdaq does not approve our transfer application to the Nasdaq SmallCap Market, our securities may be delisted. At that time we may appeal. Stock trading on the Nasdaq SmallCap Market is typically less liquid and usually involves larger variations between the bid and ask price than stock trading on the Nasdaq National Market. Therefore, the transfer of our stock from the Nasdaq National Market to the Nasdaq SmallCap Market could result in a decline in the trading market for our common stock that could depress our stock price and could have an adverse effect on the liquidity of our common stock and your ability to sell our common stock.

        Additionally, if our common stock is delisted from the Nasdaq National Market and the transfer application to the Nasdaq SmallCap Market is not approved, sales of our common stock would likely be conducted only in the over-the-counter market or potentially in regional exchanges. This may have a negative impact on the liquidity and the price of our common stock, and investors may find it more difficult to purchase or dispose of, or to obtain accurate quotations as to the market value of, our common stock. In addition, if our common stock is not listed on the Nasdaq National Market or the Nasdaq SmallCap Market and the trading price of our common stock was to remain below $1.00 per share, trading in our common stock would also be subject to the requirements of certain rules promulgated under the Exchange Act which require additional disclosures by broker-dealers in connection with any trades involving a stock defined as a "penny stock" (generally, a non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). In such event, the additional burdens imposed upon broker-dealers to effect transactions in our common stock could further limit the market liquidity of our common stock and the ability of investors to trade our common stock.

        We also believe that the current per share price level of our common stock has reduced the effective marketability of our shares of common stock because of the reluctance of many leading brokerage firms to recommend low-priced stock to their clients. Certain investors view low-priced stock as speculative and unattractive. In addition, a variety of brokerage house policies and practices tend to discourage individual brokers within those firms from dealing in low-priced stock. Such policies and practices pertain to the payment of broker's commissions and to time-consuming procedures that make the handling of low-priced stocks unattractive to brokers from an economic standpoint.

        In addition, because brokerage commissions on low-priced stock generally represent a higher percentage of the stock price than commissions on higher-priced stock, the current share price of our common stock can result in individual stockholders paying transaction costs (commissions, markups or markdowns) that represent a higher percentage of their total share value than would be the case if the share price were substantially higher. This factor also may limit the willingness of institutions to purchase our common stock at its current low share price.

If we engage in acquisitions, we will incur a variety of costs, and the anticipated benefits of the acquisitions may never be realized.

        In the future we may pursue acquisitions of complementary product lines, technologies and businesses. We may have to issue debt or equity securities to pay for future acquisitions, which could be dilutive to then current stockholders. We may incur certain liabilities or other expenses in connection with acquisitions, which could materially adversely affect our business, financial condition and results of operations.

        In addition, acquisitions involve numerous other risks, including:

  •
  difficulties assimilating the operations, personnel, technologies and products of the acquired companies;

  •
  diversion of our management's attention from other business concerns;

  •
  increased complexity and costs associated with internal management structures;

  •
  risks of entering markets in which we have no or limited experience; and

  •
  the potential loss of key employees of the acquired companies.

For these reasons, we cannot be certain what effect future acquisitions may have on our business, financial condition and results of operations.

Terrorist attacks and threats, and government responses thereto, may negatively impact all aspects of our operations, revenues, costs and stock price.

        The recent terrorist attacks in the United States, the U.S. response for these attacks and the related decline in consumer confidence and continued economic weakness have had a substantial adverse impact on the economy. If consumer confidence does not recover, our revenues may be adversely impacted for the remainder of fiscal 2002 and beyond.

        In addition, any similar future events may disrupt our operations or those of our customers and suppliers. In addition, these events have had and may continue to have an adverse impact on the U.S. and world economy in general and consumer confidence and spending in particular, which could harm our sales. Any of these events could increase volatility in the U.S. and world financial markets which could harm our stock price and may limit the capital resources available to us and our customers or suppliers. This could have a significant impact on our operating results, revenues and costs and may result in increased volatility in the market price of our common stock.

We are subject to anti-takeover provisions that could delay or prevent an acquisition of our company.

        Provisions of our restated certificate of incorporation, shareholder rights plan, equity incentive plans, bylaws and Delaware law may discourage transactions involving a change in corporate control. In addition to the foregoing, the stockholdings of our officers, directors and persons or entities that may be deemed affiliates, our shareholder rights plan and the ability of our board of directors to issue preferred stock without further stockholder approval could have the effect of delaying, deferring or preventing a third party to acquire us and may adversely affect the voting and other rights of holders of our common stock.

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

        We currently obtain almost all of our manufacturing, assembly and test services from suppliers located outside the United States and may expand our manufacturing activities abroad. Approximately 62% of our total revenue in the nine months ended September 30, 2002 was derived from sales to end customers based outside the United States. In 2001 and 2000, 72% and 71%, respectively, of our total revenue was derived from sales to end customers based outside of the United States. In addition, we often ship products to our domestic customers' international manufacturing divisions and subcontractors.

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

        Our business depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws to protect our proprietary technologies. We cannot be sure that such measures will provide meaningful protection for our proprietary technologies and processes. As of September 30, 2002, we have twenty issued United States patents, and twenty-one additional United States patent applications which are pending. In addition, we have eleven international patents issued and an additional sixty-five international patents pending. We cannot be sure that any patent will issue as a result of these applications or future applications or, if issued, that any claims allowed will be sufficient to protect our technology. In addition, we cannot be sure that any existing or future patents will not be challenged, invalidated or circumvented, or that any right granted there under would provide us meaningful protection. The failure of any patents to provide protection to our technology would make it easier for our competitors to offer similar products. In connection with our participation in the development of various industry standards, we may be required to agree to license certain of our patents to other parties, including our competitors, that develop products based upon the adopted standards.

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

        We cannot be sure that the steps taken by us to prevent our, or our customers', misappropriation or infringement of intellectual property will be successful.

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

Item 4. Controls and Procedures

        (a)    Evaluation of disclosure controls and procedures.    Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act"), are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

        (b)    Changes in internal controls.    There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II. Other Information

Item 1. Legal proceedings

        None

Item 2. Changes in Securities and Use of Proceeds

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        The Company's Annual Meeting of Stockholders was held on September 4, 2002 in Santa Clara, California. Proxies representing 32,626,032 shares of common stock or 78.95% of the total outstanding shares were voted at the meeting. The table below presents the voting results of election of the Company's Board of Directors:

	Votes For	Votes Withheld
Dr. Adya S. Tripathi	30,646,505	1,979,527
A.K. Acharya	30,576,335	2,049,697
Andy Jasuja	30,701,391	1,924,641
Y.S. Fu	30,703,041	1,922,991

        The stockholders approved an amendment to the 2000 Stock Plan to increase the number of shares of common stock reserved for issuance thereunder by 2,000,000. The proposal received 29,960,640 affirmative votes, 2,635,488 negative votes, and 29,904 abstentions.

        The stockholders approved the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for the fiscal year 2002. The proposal received 32,321,659 affirmative votes, 286,039 negative votes, and 18,334 abstentions.

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

          See Exhibit Index on page 31.

  (b)
  Reports on Form 8-K

          None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.

Tripath Technology Inc.
Date: November 13, 2002
by:	/s/ DAVID P. EICHLER
David P. Eichler Vice President Finance and Chief Financial Officer (duly authorized officer and principal financial officer)

CERTIFICATIONS

I, Dr. Adya S.Tripathi, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Tripath Technology Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002

/s/ DR. ADYA S. TRIPATHI Dr. Adya S. Tripathi Chief Executive Officer

CERTIFICATIONS

I, David P. Eichler, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Tripath Technology Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002

/s/ DAVID P. EICHLER David P. Eichler Chief Financial Officer

EXHIBIT INDEX

Exhibit Number
10.8	Loan and Security Agreement dated July 12, 2002 between Comerica Bank-California and Tripath Technology Inc.
10.9	First Amendment to Loan and Security dated July 12, 2002 between Comerica Bank-California and Tripath Technology Inc.
10.10	Intellectual Property Agreement dated July 12, 2002 between Comerica Bank-California and Tripath Technology Inc.
10.11	Sublease Agreement dated July 18, 2002 between Nortel Networks, Inc. and Tripath Technology Inc.
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Risks Related to our Business
Risks Related to Manufacturing
Risks Related to our Product Lines
Risks Related to Our Intellectual Property
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
  Part II. Other Information
  Item 1. Legal proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS
EXHIBIT INDEX