Form 10-K
period 2002-12-31
TRIPATH TECHNOLOGY INC
filed 2003-03-28
CIK 1045739

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITIONAL REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 000-31081

TRIPATH TECHNOLOGY INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0407364
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2560 Orchard Parkway San Jose, CA 95131 (408) 750-3000
(Address, including zip code, or registrant’s principal executive offices and telephone number, including area code)

3900 Freedom Circle Santa Clara, California 95054
(Former name, former address and former fiscal year if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value per share
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter:  $43,393,098 .

There were 41,353,812 shares of Tripath Technology Inc. common stock outstanding on March 15, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Certain Portions of the Registrant’s Proxy Statement for its 2003 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation  14A not later than April 30, 2003, are incorporated herein by reference to Parts II and III of this Annual Report on Form 10-K.

TRIPATH TECHNOLOGY INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2002

PART I

The following discussion and analysis contains forward-looking statements.  These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements.  Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “should,” “estimate,” “predict,” “potential,” “continue” or the negative of such terms or other similar expressions, identify forward-looking statements.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of several factors more fully described under the caption “Risk Factors” as well as those discussed elsewhere in this document.  These and many other factors could affect our future financial and operating results.  Tripath  undertakes no obligation to update any forward-looking statement to reflect events after the date of this report.

ITEM 1. BUSINESS

We design and sell digital amplifiers based on our proprietary technology, called Digital Power Processing®, which enables us to provide significant performance, power efficiency, size and weight advantages over traditional amplifier technology.  Our digital amplifiers are branded “Class-T” and combine a switching mode approach that generates high fidelity sound with low distortion and considerably lower heat dissipation than Class-AB amplifiers. We target and provide digital amplifiers for three primary markets where signal fidelity and power efficiency are important: Consumer Electronics, Digital Subscriber Line (“DSL”) and Wireless.  Within the Consumer Electronics market, we target multiple market segments, which include consumer audio applications such as 5.1 channel home theater systems, flat panel televisions, personal computers, mini/micro component stereo systems, cable set-top boxes and gaming consoles, automotive audio applications such as in-dash head units and trunk amplifiers and professional audio applications such as Digital Video Disc (“DVD”) and audio/ video (“A/V”) receivers and pro-audio amplifiers. We are currently offering digital amplifiers in the form of line drivers for use in DSL equipment.  We also have a research and development program aimed at developing amplifiers for digital wireless handsets and base stations to increase talk time and battery life and improve overall power efficiency.

We were incorporated in California in July 1995, and reincorporated in Delaware in July 2000.

Markets and Products

We have been developing and supplying digital amplifiers for three primary markets: Consumer Electronics, DSL and Wireless.  Within the Consumer Electronics market, we have been targeting the consumer audio, automotive audio and professional audio market segments.  Within the DSL market, we have recently begun offering single and dual channel line driver products.  Within the Wireless market, we have a research and development program aimed at developing a family of amplifier products for use in wireless handsets, also known as Radio Frequency (“RF”) Power Amplifiers.

Consumer Electronics - Consumer Audio Amplifiers

We provide a broad range of digital audio amplifiers based on our Digital Power Processing technology. Manufacturers are incorporating our digital audio amplifiers in a diverse set of applications, including 5.1 channel home theater systems, flat panel televisions, professional amplifiers, DVD and A/V receivers, personal computers, mini/micro component stereo systems, cable set-top boxes and gaming consoles.

The key factors that differentiate our products are the broad range of power levels, the input format to the amplifier and the level of integration included in our products. We augment our products with applications support that includes reference designs, evaluation kits and consulting services. All of our products share similar characteristics in terms of high efficiencies and excellent sound quality as measured by total harmonic distortion (“THD”).

We offer three categories of digital audio amplifier products, specifically: fully integrated audio amplifiers, amplifier drivers and chipsets. In our integrated products, the actual power output transistors are included in the single integrated circuit package. These products currently support power levels of up to two channels of 100 watts per channel. This 100 watt power level is approximately three times greater than that which has been achieved to date in the industry in a single integrated circuit package. At levels greater than 100 watts per channel, we offer driver products that include our proprietary signal processing integrated circuit and a high voltage integrated circuit that drives a range of external power transistors. The use of external power transistors is required at these power levels due to the heat dissipation limitations of a single integrated circuit package. We offer driver products with power capability that ranges from 100 watts to 2000 watts and chipset products with power capability that ranges from 50 watts to 350 watts. We use a four ohm load for reference when we specify power.

Our products support analog inputs to be compatible with existing analog amplifier systems. The digital nature of our amplifier architecture will enable us to support future systems that are all digital and eliminate the need for the conversion of the digital audio content on source material such as compact discs (“CDs”), DVDs and Moving Picture Experts Group Layer –3 (“MP3”) files to an analog signal. Eliminating this conversion will lower costs by eliminating components and improve sound quality introduced in the conversion process. In these all-digital systems, the digital content and quality will be preserved all the way from the source material to the output of the amplifier.

The digital input format that we plan to support across the product line in the table below is referred to as I2S. In this interface, the digital content is encoded in a format that is specified by the I2S standard.

Consumer Electronics - Automotive Audio Amplifiers

Because of their ability to decrease the size and weight of audio systems, our products can be used in applications in automotive audio systems where these issues are critical.  Our proprietary technology allows products to generate high fidelity sound with significantly lower heat dissipation making it ideal for compact design applications. We currently offer products specifically targeted for automotive applications such as in-dash head units and trunk amplifiers.

Consumer Electronics - Professional Audio Amplifiers

Because of the broad range of product offering we have in our digital amplifiers, we have created specific products to appeal to high-powered applications such as DVD and A/V receivers as well as pro-audio amplifiers.  Our proprietary technology helps realize clear sound, almost half the energy consumption of conventional professional amplifiers and natural heat dissipation without a cooling fan.

The table below summarizes our audio products that we are currently selling.

	Product	Output (watts/channel)	Operating Efficiency	Total Harmonic	Applications
Distortion(1)
Integrated Amplifiers
	TA2024	15W	>80%	0.03% THD	• Flat Panel TVs (Liquid Crystal Display (“LCD”) and Plasma) • Personal Computers • Multimedia Speaker Systems • Gaming Consoles

	TA2020	20W	>80%	0.03% THD	• DVD and A/V Receivers • Flat Panel TVs (LCD and Plasma) • Personal Computers • Multimedia Speaker Systems • Gaming Consoles

	TA2021	20W	>80%	0.04% THD	• DVD and A/V Receivers • Flat Panel TVs (LCD and Plasma) • Personal Computers • Multimedia Speaker Systems • Gaming Consoles

	TA2041	70W	>80%	0.02% THD	• Automotive Head Units • 5.1 Channel Home Theater Systems • DVD and A/V Receivers • Multimedia Speaker Systems

	TA2022	100W	>90%	0.02% THD	• 5.1 Channel Home Theater Systems • DVD and A/V Receivers • Mini / Micro Component Systems • Automotive Audio • Cable Set-Top Boxes

Amplifier Drivers
	TA3020	350W	>90%	0.05% THD	• DVD and A/V Receivers • Pro-Audio Amplifiers • Automotive Audio • Subwoofer Amplifiers

	TA0105A	500W	>90%	0.05% THD	• Pro-Audio Amplifiers • Automotive Audio • Subwoofer Amplifiers • High Power Stereo Amplifiers

Chipsets
	TK2050	50W	>90%	0.05% THD	• 5.1 Channel Home Theater Systems • DVD and A/V Receivers • Mini / Micro Component Systems • Automotive Audio • Cable Set-Top Boxes

	TK2051	50W	>90%	0.07% THD	• 5.1 Channel Home Theater Systems • DVD and A/V Receivers • Mini / Micro Component Systems • Automotive Audio • Cable Set-Top Boxes

	TK2150	200W	>90%	0.01% THD	• 5.1 Channel Home Theater Systems • DVD and A/V Receivers • Automotive Audio • Subwoofer Amplifiers

	TK2350	350W	>90%	0.03% THD	• Pro-Audio Amplifiers • DVD and A/V Receivers • Automotive Audio • Subwoofer Amplifiers

(1) Total Harmonic Distortion, or THD, measures the change in a signal as it is amplified, expressed as a percentage of a pure input signal.  The more accurate an amplifier is, the lower its THD will be.

DSL Line Driver Amplifiers

Our Digital Power Processing technology allows us to produce highly linear amplifiers for line cards that use power more efficiently than traditional amplifiers with conventional architectures. DSL amplifiers are often called line drivers. Because our line drivers are more power efficient, they eliminate the heat sink and other electronic components used with traditional line drivers. As a result, our line drivers can be smaller than traditional analog-based line drivers. In addition, their efficiency makes them a more attractive solution for DSL service providers because the power budgeted for the equipment in the telephone companies’ central office is fixed.

Our initial product is a line driver for use in the Asymmetric DSL (“ADSL”) market. ADSL, a popular form of DSL technology, is designed to allow greater data rates from the central office to the subscriber than from the subscriber to the central office. This means that typical users will be able to download data faster than they can send data, which is suitable for most residential users. In February 2001, we announced our entry into the ADSL chipset market with a new family of central office ADSL line drivers. These new products offer full reach and data rate capability and can reduce heat dissipation by more than 50 percent versus conventional line drivers. Our line driver configurations feature:

•                  power consumption that ranges from 620mW to 880mW per channel

•                  support for full rate and G. LITE data rates

•                  low distortion specifications

•                  low power mode

•                  digitally programmable gain

•                  small footprint package

Our DSL line drivers offer DSL service providers the following benefits:

•                  Higher Port Density.  Our line drivers enable our customers to increase the number of subscriber lines given fixed power and space constraints. This allows DSL service providers to achieve higher port density.

•                  Increased Signal Reach and Connection Speed.   The distance a signal can travel with an effective usefulness is known as signal reach, and the speed at which data can be transferred is known as connection speed. Intermodulation Distortion (“IMD”), is a measure of linearity and indicates how well an amplifier can reduce the impact of undesirable frequencies which are produced in the transmission process. Our line drivers, due to their linearity, can more accurately reproduce the signal inputs, allowing for improvements in output signal reach and connection speed to the consumer.

The following table provides additional information concerning the specifications of our current and future generation of DSL line drivers.

Product	Power Consumption (milliwatts/channel)	Application
TA4012 Single channel family	660-880mW	Central office ADSL line driver
TA4021 Dual channel family	‹450mW	Central office ADSL line driver

The TA4012 DSL line driver is in volume production now and we currently expect to commence the sampling phase of our dual channel line driver in the first half of 2003.

RF/Wireless Power Amplifiers

Our expertise in the development of highly linear and energy efficient circuits has allowed us to develop an amplifier architecture which we believe is well-suited for use in digital handsets, base stations and other wireless products. The initial targeted market is for cellular phones that utilize a digital transmission method known as Code Division Multiple Access (“CDMA”). Linearity is important to this technology because CDMA uses a complex signal transmission method that requires more accurate reception and reproduction. Additionally, we believe our Digital Power Processing technology could provide significant improvements to the design of cellular phones in terms of talk-time, data connection time and battery size, which are all dependent on the efficiency of the RF Power Amplifier.

Core Technology

We believe that one of our key competitive advantages is our broad base of patented core technologies, which are comprised of innovative adaptive and predictive signal processing techniques. These processing techniques are derived from algorithms used in communications theories. These unique techniques are derived from a confluence of four primary disciplines in mixed signal circuit design, digital signal processing (“DSP”), algorithm development, power semiconductor circuit design and packaging design. We intend to continue to build and improve on these four primary technology foundations as our company expands its product reach into other markets and industries.

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

Our four key areas of competency are highlighted below:

Mixed Signal Circuit Design Expertise

We are an innovator in advanced mixed signal circuit design with a particular focus on audio amplifiers, DSL line driver amplifiers and RF Power Amplifiers. We have developed significant intellectual property in our mixed signal circuit designs, which are applicable across multiple market segments. As such, we have demonstrated significant improvements in power efficiency and linearity for audio amplifiers and central office line driver integrated circuits. We are also applying this same core technology to the development of highly linear and highly efficient RF Power Amplifier integrated circuits for incorporation in cellular telephones.

DSP Algorithm Expertise

We have expertise in developing system applications using our Digital Power Processing technology. This includes industry standard designs as well as customer specific systems in the DSL and Consumer Electronics markets. The high efficiency, high quality power processing products that we design require a comprehensive understanding of new and innovative DSP techniques at the system as well as the device level. We will continue to research and improve our Digital Power Processing technology.

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

Research and Development

Our research and development efforts are focused on developing products based on our Digital Power Processing technology for high growth markets, such as the consumer audio, DSL and wireless communications markets. As of December 31, 2002, our research and development staff consisted of 39 employees, many of whom have experience across multiple engineering disciplines. In 2002, 2001 and 2000, our research and development expenses were approximately $11.7 million (including stock-based compensation expense of $195,000), $19.9 million (including stock-based compensation benefit of $133,000) and $26.1 million (including stock-based compensation expense of $8.1 million), respectively.

Manufacturing

Wafer Fabrication

We are able to use independent silicon foundries to manufacture our integrated circuits because our products are manufactured with standard processes. By outsourcing our manufacturing requirements, we are able to focus our resources on design engineering.

Our operations group closely manages the interface between manufacturing, design engineering and sales. The group provides manufacturing support required for test & product engineering, process & device engineering, package engineering, reliability, quality assurance and production control. We maintain our organizational structure and quality standards to match with market leading semiconductor manufacturers. We use an online work-in-progress control methodology wherever possible, and maintain close reporting mechanisms with all of our suppliers to ensure that the manufacturing subcontracting process is transparent to our customers.

Our key silicon foundries are United Microelectronics Corporation in Taiwan, STMicroelectronics Group in Europe and Mitsubishi Electric in Japan. We believe we have adequate capacity to support our current sales levels. We continue to work with our existing foundries to obtain more production capacity and we are actively qualifying new foundries to provide additional production capacity.

Our Mixed Signal Processor devices are currently manufactured with Complementary Metal Oxide Semiconductor (“CMOS”) and Diffusion Metal Oxide Semiconductor (“DMOS”) processes using >0.5 micron technology. CMOS and DMOS are industry standard semiconductor manufacturing processes. We continuously evaluate the benefits, on a product by product basis, of migrating to smaller design technologies to reduce costs. Our next generation products will utilize 0.18 micron CMOS technology. Our power output circuitry is manufactured using a high voltage process technology.

Assembly and Test

We currently outsource all of our assembly and testing operations to AMBIT Microsystems Corporation in China, Amkor Technology, Inc. in the Philippines, Advanced Semiconductor Engineering (“ASE”) in Korea, Malaysia and Taiwan, SGS (formerly ISE Labs Assembly) in China and ST Assembly Test Services Ltd. in Singapore.

Quality Assurance

We currently rely on our foundries and assembly subcontractors to assist in the qualification process of our products. We also participate in quality and reliability monitoring through each stage of the production cycle. We closely monitor wafer foundry production to ensure consistent overall quality, reliability and yield levels.

Marketing, Sales and Customers

Our marketing strategy is to target existing and potential customers who are industry leaders in the consumer electronics (consumer, automotive and professional audio), DSL communications and wireless communications markets.  Currently, our marketing effort is primarily focused on market segments, divided among integrated audio products and module-based driver products, and separately divided among the home theater, television, automotive and professional audio.

We rely on our direct sales force, independent sales representatives and distributors to penetrate each of our target markets. Our sales headquarters is located in San Jose, California. In addition, we market and sell our products through our regional offices located in Japan and Taiwan, as well as through representatives and independent distributors in Asia, Europe and the United States. We incorporated our regional office in Japan as a wholly-owned subsidiary in January 2001. Our sales force, together with our engineering and technical staff, works closely with customers to integrate our amplifiers into their products. We believe that close working relationships with customers will help us to achieve design wins and ultimately achieve high volume production.

End customers for our products are primarily manufacturers of audio electronic components, communications infrastructure equipment and wireless communications equipment. Two, four and two end customers accounted for more than 10% of our sales in 2002, 2001 and 2000, respectively.

For a detailed description of our sales by geographic region, see Note 2 (Segment and geographic information) to our consolidated financial statements.

Competition

We currently compete directly with audio amplifier and DSL line driver suppliers. Our principal competitors in the audio amplifier market include Apogee Technology, Inc., National Semiconductor Corporation, Microsemi Corporation, Philips Electronics, ST Microelectronics Group and Texas Instruments Incorporated.  In addition, a number of companies, such as Cirrus Logic Inc., have announced their intention to enter this market. We have been active in the audio amplifier market since our inception and we believe that we maintain a strong competitive position.

In the DSL line driver market, our principal competitors include Analog Devices, Inc., Intersil Corporation, Linear Technology Corporation and Texas Instruments Incorporated. This is a new market for us in which many of our competitors have longer operating histories.

We believe that the principal factors of competition in these markets are product capabilities, level of integration, reliability, price, power consumption, time-to-market, system cost, intellectual property, customer support and reputation.

In each of these markets, we believe that our main competitive advantages are our product capabilities, low power consumption and level of integration. However, many of our competitors are large public companies that have longer operating histories and significantly greater resources than us. As a result, these competitors may compete favorably on factors such as price, customer support and reputation.

Intellectual Property

We rely primarily on a combination of patent, copyright, trademark, trade secret and other intellectual property laws, nondisclosure agreements and other protective measures to protect our proprietary technologies and processes. We have 20 issued United States patents and 21 additional pending United States patent applications. In addition, we have 13 international patents issued and an additional 63 international patents pending. We expect to continue to file patent applications where appropriate to protect our proprietary technologies.

Employees

As of December 31, 2002, we had 61 full-time employees, including 39 employees engaged in research and development, 10 engaged in sales and marketing and 12 engaged in general administration activities. None of our employees are represented by a labor union and we have never experienced a work stoppage. We consider our employee relations to be good.

Executive Officers of the Registrant

The following table sets forth certain information regarding our executive officers as of December 31, 2002:

Name	Age	Position
Dr. Adya S. Tripathi	50	President and Chief Executive Officer, Chairman of the Board
David P. Eichler	53	Chief Financial Officer, Vice President of Finance
Dr. Naresh C. Sharma	51	Vice President of Operations
Graham K. Wright	43	Vice President of Sales

Dr. Adya S. Tripathi founded Tripath and has served as our President, Chief Executive Officer and Chairman since our inception in 1995. Before founding Tripath, Dr. Tripathi held a variety of senior management and engineering positions with Advanced Micro Devices, Hewlett-Packard, International Business Machines (“IBM”), International Microelectronic Products (“IMP”), National Semiconductor and Vitel Communications. Dr. Tripathi holds Bachelor of Science and Master of Science degrees in Electronics Engineering from Benaras Hindu University in India. He pursued graduate work at the University of Nevada-Reno and the University of California-Berkeley, receiving his doctorate of philosophy in Electrical Engineering from the former in 1984. Dr. Tripathi has also taught at the University of California-Berkeley Extension.

David P. Eichler has served as our Chief Financial Officer and Vice President of Finance since October 2002. Prior to joining us, Mr. Eichler was Vice President of Finance, Chief Financial Officer and Corporate Secretary with Gadzoox Networks from 2001 to 2002, Vice President of Finance and Administration and Chief Financial Officer with Alliance Semiconductor from 1999 to 2001 and Vice President of Finance and Chief Accounting Officer with Adobe Systems from 1997 through 1998. Mr. Eichler is a Certified Public Accountant and received his Master of Business Administration degree from the University of California Los Angeles and his Bachelor of Science in Accounting from Northeastern University.

Dr. Naresh C. Sharma  has served as our Vice President of  Operations since August 2001. Dr. Sharma joined Tripath in 1998 serving as Director of Process Engineering and Development. Prior to joining us, from 1997 to 1998, Dr. Sharma was Director, Foundry FAB Operations at Alliance Semiconductor and from 1992 to 1997, he was Senior Manager, Strategic Fabs at Cirrus Logic. Dr. Sharma has also held various management and engineering positions at Cypress Semiconductor, National (Fairchild) Semiconductor and American Microsystems. He received his doctorate of philosophy in Physics from Indian Institute of Technology (Delhi) in 1978 and received his Master of Science in Solid State Physics from Indian Institute of Technology (Roorkee) in India.

Graham K. Wright has served as our Vice President of Sales since September 2002. Prior to joining us, Mr. Wright held various positions with Cirrus Logic including Vice President of Sales-Americas from 2000 to 2002 and Director of Western Area Sales from 1997 to 2000. Mr. Wright holds a Bachelor of Science in Electrical Engineering from Michigan Technical University.

ITEM 2. PROPERTIES

We lease one facility in San Jose, California, which has approximately 65,000 square feet pursuant to the lease, which expires on March 31, 2007. This facility comprises our headquarters and includes our administration, sales and marketing and research and development departments.  We also lease approximately 2,400 square feet of office space outside of Tokyo, Japan for our Japanese sales office. The lease for this space expires on October 31, 2004.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has been quoted on the Nasdaq National Market and The Nasdaq SmallCap Market under the symbol “TRPH” since our initial public offering in August 2000. Prior to this time, there was no public market for our stock. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on the Nasdaq National Market and The Nasdaq SmallCap Market.

	2002		2001
	High	Low	High	Low

First Quarter	$2.94	$1.45	$17.00	$3.88
Second Quarter	$2.10	$0.77	$11.49	$5.38
Third Quarter	$1.10	$0.13	$9.86	$0.51
Fourth Quarter	$0.60	$0.12	$2.40	$0.51

We have not declared or paid any cash dividends on our capital stock since our inception. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. As of March 14, 2003 there were 301 holders of record of our common stock.

On August 1, 2000, we completed our initial public offering (the “IPO”) pursuant to a Registration Statement on  Form S-1 (File No. 333-35028). In the IPO, we sold an aggregate of 5,100,000 shares of common stock (including an over-allotment option of 100,000 shares) at $10 per share. The IPO generated aggregate gross proceeds of $51 million for us. The aggregate net proceeds to us were approximately $45.4 million, after deducting underwriting discounts and commissions of approximately $3.6 million and expenses of the offering of approximately $2.0 million. We used the proceeds for general corporate purposes, including working capital and capital expenditures.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item is incorporated by reference from our definitive Proxy Statement under the heading “Securities Authorized for Issuance Under Equity Compensation Plans.”

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected historical information has been derived from the audited consolidated financial statements of Tripath. The financial information as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002 are derived from audited consolidated financial statements and are included elsewhere in this Annual Report on Form 10-K.  The following Selected Consolidated Financial Data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Consolidated Financial Statements and Supplementary Data” included elsewhere in this Annual Report on Form 10-K.  The historical results are not necessarily indicative of the results of operations to be expected in the future.

	December 31,
	2002	2001	2000	1999	1998
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenue	$16,227	$13,541	$9,300	$648	$180
Cost of revenue	18,494	11,948	11,347	2,463	196
Gross profit (loss)	(2,267)	1,593	(2,047)	(1,815)	(16)
Operating expenses:
Research and development	11,650	19,913	26,074	18,320	8,162
Selling, general and administrative	5,557	8,664	14,772	12,935	26,481
Restructuring and other charges	—	684	—	—	—
Total operating expenses	17,207	29,261	40,846	31,255	34,643
Loss from operations	(19,474)	(27,668)	(42,893)	(33,070)	(34,659)
Interest and other income, net	160	687	1,626	1,368	1,002
Net loss	(19,314)	(26,981)	(41,267)	(31,702)	(33,657)
Accretion on preferred stock	(14,952)	—	—	—	—
Net loss applicable to common stockholders	$(34,266)	$(26,981)	$(41,267)	$(31,702)	$(33,657)

Basic and diluted net loss per share	$(0.88)	$(1.00)	$(2.34)	$(2.98)	$(3.32)

Number of shares used to compute basic and diluted net loss per share	38,823	27,009	17,625	10,624	10,143

	December 31,
	2002	2001	2000	1999	1998
Balance Sheet Data:
Cash, cash equivalents, short-term investments and restricted cash	$10,598	$5,097	$36,515	$17,403	$33,955
Working capital	13,711	12,854	36,160	17,081	34,029
Total assets	20,685	22,160	47,111	22,634	37,391
Long term obligations, net of current portion	933	262	—	—	—
Convertible preferred stock	—	—	—	49,611	49,611
Total stockholders’ equity (deficit)	15,436	15,347	40,088	(30,262)	(13,427)

No dividends have been paid or declared since the Company’s inception.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains forward-looking statements.  These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “should,” “estimate,” “predict,” “potential,” “continue” or the negative of such terms or other similar expressions, identify forward-looking statements.  Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in “Risk Factors” as well as those discussed elsewhere in this Annual Report on Form 10-K.  You should read the following discussion and analysis in conjunction with the “Selected Consolidated Financial Data” and the financial statements and notes thereto included in this Annual Report on Form 10-K.  Historical operating results are not necessarily indicative of results that may occur in future periods.  The Company  undertakes no obligation to update any forward-looking statement to reflect events after the date of this report.

Overview

We design and sell amplifiers based on our proprietary Digital Power Processing technology. We currently supply amplifiers for audio electronics applications, and  have begun offering amplifiers for DSL applications. We were incorporated in July 1995, and we began shipping products in the first quarter of 1998. Accordingly, we have limited historical financial information and operating history for use in evaluating our Company and our future prospects. We incurred net losses (before charge for beneficial conversion of $14.9 million) of approximately $19.3 million in 2002, $27.0 million in 2001 and $41.3 million in 2000. We expect to continue to incur net losses in 2003, and possibly beyond.

We sell our products to original equipment manufacturers and distributors. We recognize revenue from product sales upon shipment to original equipment manufacturers and end users, net of sales returns and allowances. Our sales to distributors are made under arrangements allowing for returns or credits under certain circumstances and we defer recognition on sales to distributors until products are resold by the distributor to the end user. All of our sales are made in  United States (“U.S.”) dollars.

As a “fabless” semiconductor company, we contract with third party semiconductor fabricators to manufacture the silicon wafers based on our integrated circuit (“IC”) designs.  Each wafer contains numerous die, which are cut from the wafer to create a chip for an IC.  We also contract with third party assembly and test houses to assemble and package our die and conduct final product testing.

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

Critical Accounting Policies

Use of Estimates: Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to product returns, warranty obligations, bad debts, inventories, accruals, stock options, warrants, income taxes (including the valuation allowance for deferred taxes) and restructuring costs. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from the other sources. Actual results may differ from these estimates under different assumptions or conditions. Material differences may occur in our results of operations for any period if we made different judgments or utilized different estimates.

Revenue Recognition: We recognize revenue from product sales upon shipment to original equipment manufacturers and end users, net of reserves for estimated returns and allowances, provided that persuasive evidence of an arrangement exists, the price is fixed, title has transferred, collectibility of resulting receivables is reasonably assured, there are no acceptance requirements and there are no remaining significant obligations. Sales to distributors are made under arrangements allowing limited rights of return, generally under product warranty provisions, stock rotation rights and price protection on products unsold by the distributor. In addition, the distributor may request special pricing and allowances which may be granted subject to approval by us. As a result of these returns rights and potential pricing adjustments, we defer recognition on sales to distributors until products are resold by the distributor to the end user.

Inventories:   Inventories are stated at the lower of cost or market. This policy requires us to make estimates regarding the market value of our inventory, including an assessment of excess or obsolete inventory. We determine excess and obsolete inventory  based on an estimate of the future demand and estimated selling prices for our products within a specified time horizon, generally 12 months. The estimates we use for expected demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. Actual demand and market conditions may be different from those projected by our management. If our unit demand forecast is less than our current inventory levels and purchase commitments, during the specified time horizon, or if the estimated selling price is less than our inventory value, we will be required to take additional excess inventory charges or write-downs to net realizable value which will decrease our gross margin and net operating results in the future. During the period ended March 31, 2002, we recorded a provision for excess inventory of approximately $5 million related to excess inventory for our TA2022 product as a result of a decrease in forecasted sales for this product.

Results of Operations

Years Ended December 31, 2002, 2001 and 2000

Revenue.  Revenue for 2002 was $16.2 million, an increase of $2.7 million or 20% from revenue of $13.5 million for 2001. The increase in revenue resulted primarily from increased shipments of our TA2024, TA3020 and TK2050 products, offset partially by decreased shipments of our TA1101B and TA2022 products. Revenue for 2001 increased $4.2 million or 45% from revenue of $9.3 million in 2000. The increase in revenue from 2000 to 2001 resulted primarily from increased shipments of our TA2022 product.

Our top five end customers accounted for 67% of revenue in 2002 versus 82% and 90% in 2001 and 2000 respectively.  Our primary customers in 2002 were Apple Computer Inc. and Apex Digital Inc., representing 31% and 19% of revenue, respectively.  In 2001 our primary customers were Sony Corporation and Apple Computer Inc., representing 29% and 25% of revenue, respectively.  Sony Corporation and Apple Computer Inc. were also our top two customers in 2000, representing 60% and 24% of revenue, respectively.

In 2001 we were able to offset the decline in revenue from Sony with increased shipments related to design wins with existing and new customers. The percentage of revenue to end customers located outside of the United States was 61% in 2002, 72% in 2001 and 71% in 2000.

Gross Profit (Loss). Gross loss for 2002 was $2.3 million (including stock-based compensation expense of $23,000) compared to a gross profit of $1.6 million (including stock-based compensation benefit of $95,000) for 2001 and a gross loss of $2.0 million (including stock-based compensation expense of $86,000) for 2000. The gross loss for 2002 was primarily due to a reserve of $5.0 million for excess inventory during the first quarter of 2002. The inventory charge, related to excess inventory for our TA2022 product, was based on a decline in forecasted sales for this product. Excluding the inventory charge, gross profit for the year ended December 31, 2002 was $2.7 million. The increase in gross profit was due to increased revenues and ongoing product cost reduction efforts. The increase in gross profit in 2001 compared with the gross loss in 2000 was due to better product mix, including increased shipments of higher power/higher margin products related to new design wins, as well as ongoing cost reduction efforts.

Research and Development.  Research and development (R&D) expenses for 2002 were $11.7 million (including stock-based compensation expense of $195,000), a decrease of $8.2 million or 41% from R&D expenses of $19.9 million (including stock-based compensation benefit of $133,000) in 2001. The decrease in R&D expenses was due to a decrease in personnel costs due to reduced headcount and a decrease in product development expenses. R&D expenses for 2001 decreased $6.2 million or 24% from R&D expenses of $26.1 million (including stock-based compensation expense of $8.1 million) in 2000. Excluding stock-based compensation expense, R&D expenses increased $2.0 million from 2000 to 2001, driven by higher headcount related costs, as well as higher depreciation, rent and insurance expenses.

Selling, General and Administrative Expenses.  Selling, general and administrative (SG&A) expenses for 2002 were $5.6 million (including stock-based compensation benefit of $502,000), a decrease of $3.1 million or 36% from SG&A expenses of $8.7 million (including stock-based compensation expense of $488,000) in 2001.  The decrease in SG&A expenses was primarily due to decreased headcount and related costs and lower professional services costs. SG&A expenses for 2001 decreased $6.1 million or 41% from SG&A expenses of $14.8 million in 2000 (including stock-based compensation expense of $6.6 million). Excluding stock-based compensation expense, SG&A expenses were unchanged from 2000 to 2001.  2000 included a one-time charge for forgiveness of stockholder notes receivable, which was offset in 2001 by higher headcount related costs and professional services expenses.

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

Interest and Other Income, net. Interest income for 2002 was $160,000, a decrease of $527,000 or 77% from interest income of $687,000 in 2001. Interest income for 2001 decreased $913,000 or 57% from interest income of $1.6 million in 2000.  In 2002 and 2001, the decrease resulted from decreases in our average cash equivalents and short-term investment balances to fund operations, together with lower interest rates.

Accretion on Preferred Stock. Accretion on Preferred stock for 2002 was $14,952,000 compared to $0 for 2001. The year-over-year increase was due to the financing transaction that was completed in January 2002, in which we raised $21 million in gross proceeds through a private placement of non-voting Series A Preferred Stock and warrants. The accretion related to the beneficial conversion feature represents the difference between the accounting conversion price and the fair value of the common stock on the date of the transaction, after valuing the warrants issued in connection with the financing transaction.

Income Taxes. We have incurred no income tax expense to date. As of December 31, 2002, we had available federal net operating loss carryforwards of approximately $100 million and state net operating loss carryforwards of approximately $42 million. We also had research and development tax credit carryforwards of approximately $5 million for federal and state purposes. The net operating loss and credit carryforwards will expire at various times through 2020. As of December 31, 2002, we had deferred tax assets of approximately $45 million which consisted primarily of net operating loss carryforwards, research and development tax credit carryforwards and nondeductible reserves and accruals. We have recorded no tax benefit in our financial statements for these deferred tax assets. Deferred tax assets will be recognized in future periods as any taxable income is realized and consistent profits are reported.

Liquidity and Capital Resources

Since our inception, we have financed our operations through the private sale of our equity securities, primarily the sale of preferred stock, through our initial public offering on August 1, 2000 and through a private placement in January 2002.  Net proceeds to us as a result of our initial public offering and our private placement were approximately $45.4 million and $19.9 million, respectively.

Net cash used by operating activities decreased to $13.0 million for the year ended December 31, 2002 from $32.5 million for the year ended December 31, 2001. The decrease was mainly due to a decrease in net loss of $7.7 million, a decrease in inventory purchases of $8.3 million and a provision for excess inventory of $5.0, million, partially offset by a decrease in accounts payable. Net cash used for operating activities during the year ended December 31, 2000 was $24.6 million, the majority of which was used to fund operating losses and working capital.

Cash used in investing activities was $201,000 for the year ended December 31, 2002 as compared to cash provided by investing activities of $22.1 million for the year ended December 31, 2001. The decrease was due to decrease in sale of short-term investments and an increase in purchase of property and equipment. In 2000 our investing activities used cash in the amount of $18.8 million for the purchase of short-term investments and capital equipment.

Cash provided by financing activities increased to $19.4 million for the year ended December 31, 2002 from $1.8 million for the year ended December 31, 2001. The increase was due to the additional financing, details of which are summarized below.  In 2000, our financing activities provided cash in the amount of $46.4 million, the majority of which was derived from our initial public offering.

On January 24, 2002, we completed a financing in which we raised $21 million in gross proceeds through a private placement of non-voting Series A Preferred Stock and warrants, at $30 per unit to a group of investors. At a Special Meeting of Stockholders held on March 7, 2002, our stockholders approved the issuance and sale of the Series A Preferred Stock and warrants, which then automatically converted into 13,999,000 shares of common stock and warrants to purchase 3,303,760 shares of common stock. If our common stock trades at $5.85 per share or greater for a period of 20 out of 30 trading days, we can require the holders to exercise the warrants. As a result of the favorable conversion price of the shares and related warrants at the date of issuance, we recorded accretion of approximately $15 million relating to the beneficial conversion feature at the date of the conversion, thereby increasing the “net loss applicable to common stockholders” for the year ended December 31, 2002.

On July 12, 2002, we entered into a credit agreement with a financial institution that provides for a one-year revolving credit facility in an amount of up to $10 million, subject to certain restrictions in the borrowing base based on eligibility of receivables. Any advances under the credit agreement will be secured by our personal property and will bear interest at the prime rate plus 0.875% per annum.  We have agreed to provide a security interest in our intellectual property solely, in the event that a judicial authority holds that this is necessary, to enable the financial institution to perfect the financial institution’s security interest in the rights to payment and proceeds from sale of our personal property. We have also agreed not to pledge our intellectual property to a third party.  The credit agreement contains certain financial and reporting covenants. Covenants relating to meeting minimum quarterly revenues, minimum tangible net worth and meeting the deadline for submission of reporting items were violated during the year ended December 31, 2002.  Waivers were obtained from the financial institution for each of the covenants that were violated.

The credit agreement was used to issue stand-by letters of credit totaling $1.7 million to collateralize our obligations to a third party for the purchase of inventory and to provide a security deposit for the lease of new office space. At December 31, 2002, there was up to $8.3 million available under the credit facility, subject to certain restrictions in the borrowing base. The Company believes that it is eligible to borrow up to $1.1 million as of March 15, 2003. The amount by which the aggregate face amount of all outstanding stand-by letters of credit exceeds the borrowing base, as determined by eligible receivables, represents the amount of restricted cash necessary to secure the letters of credit. Subsequent to December 31, 2002, we have reduced the amount of outstanding stand-by letters of credit by $1.0 million, from $1.7 million to $0.7 million.

Our total potential commitments on our operating leases and inventory purchases as of December 31, 2002, were as follows (in thousands):

Year Ending December 31,	Operating Leases	Capital Lease	Inventory Purchase Commitments
2003	$422	$299	$1,216
2004	933	406	—
2005	1,083	408	—
2006	1,046	—	—
2007	270	—	—
Total minimum lease payments	$3,754	1,113	$1,216
Less: amount representing interest		(150)
Present value of minimum lease payments		963
Less: current portion of capital lease obligations		(225)
Long-term capital lease obligations		$738

We expect our future liquidity and capital requirements will fluctuate depending on numerous factors including: market acceptance and demand for current and future products, the timing of new product introductions and enhancements to existing products, the success of on-going efforts to reduce our manufacturing costs as well as operating expenses and need for working capital for such items as inventory and accounts receivable.

We have incurred substantial losses and have experienced negative cash flow since inception and have an accumulated deficit of $172.3 million at December 31, 2002. To conserve cash, we have implemented cost cutting measures and in August 2001, implemented a restructuring program. In addition, on January 24, 2002, we completed financing in which we raised $21 million in gross proceeds through a private equity placement and in July 2002, we entered into a credit agreement with a financial institution that provides for a one-year revolving credit facility of up to $10 million, subject to certain restrictions in the borrowing base based on eligibility of receivables. At March 15, 2003, we believe that we are eligible to borrow up to $1.1 million against this credit agreement, of which approximately $0.4 million is still available.

Our independent accountants, have included an explanatory paragraph in their audit report on our consolidated financial statements for the fiscal year ended December 31, 2002, which indicates that we have suffered recurring losses from operations and have a net stockholders’ deficit that raise substantial doubt about our ability to continue as a going concern. We respectfully disagree. While we have incurred losses since our inception and are expected to incur losses this year at our current operating level, we believe that we have sufficient cash on hand and could take other measures to reduce operating expenses if necessary to operate as a going concern for the next twelve months and perhaps beyond.

However, we may need to raise additional funds to finance our activities next year and beyond through public or private equity or debt financings, the formation of strategic partnerships or alliances with other companies or through bank borrowings with existing or new banks. We may not be able to obtain additional funds on terms that would be favorable to our stockholders and us, or at all. Without sufficient capital to fund our operations, we will no longer be able to continue as a going concern. Our consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have not made any adjustment to our consolidated financial statements as a result of the outcome of the uncertainty described above.

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FAS Nos. 4, 44 and 64, Amendment of FAS 13, and Technical Corrections.”  SFAS 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” as well as FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers.” This Statement amends FASB Statement No.  13, “Accounting for Leases” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions.  The provisions of SFAS 145 will be adopted during fiscal year 2003. We do not anticipate that adoption of this statement will have a material impact on our consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002, and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. We do not anticipate that adoption of this statement will have a material impact on our consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”).” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities.  The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end.  The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.   We do not anticipate that adoption of this standard will have a material impact on our consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure- an amendment of FASB Statement No. 123.” SFASNo. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002.  The interim disclosure requirements are effective for interim periods ending after December 15, 2002.  We will provide disclosures to comply with the requirements of SFAS No. 148.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”).  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.   We do not anticipate that adoption of this standard will have a material impact on our consolidated financial statements.

Risk Factors

Set forth below and elsewhere in this annual report and in the other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward looking statements contained in this annual report.  Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this annual report and our other public filings.

Risks Related to Our Business

Our limited operating history and dependence on new technologies make it difficult to evaluate our future products.

We were incorporated in July 1995 but did not begin shipping products until 1998. Some of our products have only recently been introduced. Accordingly, we have limited historical financial information and operating history upon which you may evaluate us and our products. Our prospects must be considered in the light of the risks, challenges and difficulties frequently encountered by companies in their early stage of development, particularly companies in intensely competitive and rapidly evolving markets such as the semiconductor industry. We cannot be sure that we will be successful in addressing these risks and challenges.

We have a history of losses, expect future losses and may never achieve or sustain profitability.

As of December 31, 2002, we had an accumulated deficit of $172.3 million. We incurred net losses (before charge for beneficial conversion feature of $14.9 million) of approximately $19.3 million in the year ended December 31, 2002, $27.0 million in 2001 and $41.3 million in 2000.  We expect to continue to incur net losses and these losses may be substantial. Furthermore, we expect to generate significant negative cash flow in the future. We will need to generate substantially higher revenue to achieve and sustain profitability and positive cash flow. Our ability to generate future revenue and achieve profitability will depend on a number of factors, many of which are described throughout this section. If we are unable to achieve or maintain profitability, we will be unable to build a sustainable business. In this event, our share price and the value of your investment would likely decline and the Company might be unable to continue as a going concern.

We may need to raise additional capital to continue to grow our business, which may not be available to us.

Because we have had losses, we have funded our operating activities to date from the sale of securities, including our most recent financing in January 2002. Additionally, in July 2002 we put in place a $10 million revolving line of credit whose availability is dependent on meeting certain loan covenants. However, to grow our business significantly, we will need additional capital. We cannot be certain that any such financing will be available on acceptable terms, or at all. Moreover, additional equity financing, if available, would likely be dilutive to the holders of our common stock, and debt financing, if available, would likely involve restrictive covenants. If we cannot raise sufficient additional capital, it would adversely affect our ability to achieve our business objectives and to continue as a going concern.

Our independent accountants have included a going concern explanatory paragraph in their report on our consolidated fianancial statements.

Our independent accountants have included an explanatory paragraph in their audit report on our consolidated financial statements for the fiscal year ended December 31, 2002, which indicates that we have suffered recurring losses from operations and have a net stockholders’ deficit that raises substantial doubt about our ability to continue as a going concern.  The inclusion of a going concern explanatory paragraph in our independent auditor’s audit report on our consolidated financial statements for the fiscal year ended December 31, 2002 could have a detrimental effect on our stock price, and our ability to raise new capital.

We may not be able to pay our debt and other obligations, which would cause us to be in default under the terms of our credit facility, which would result in harm to our business and financial condition.

On July 12, 2002, we entered into a credit agreement with a financial institution that provides for a one-year revolving credit facility in an amount of up to $10 million.  Any advances under the credit agreement will be secured by our personal property and will bear interest at the prime rate plus 0.875% per annum. We have agreed to provide a security interest in our intellectual property solely, in the event that a judicial authority holds that this is necessary, to enable the financial institution to perfect the financial institution’s security interest in the rights to payment and proceeds from sale of our personal property. We have also agreed not to pledge our intellectual property to a third party. The credit agreement contains certain financial and reporting covenants. Covenants relating to meeting minimum quarterly revenues, minimum tangible net worth and meeting the deadline for submission of reporting items were violated during the year ended December 31, 2002.  Waivers were obtained from the financial institution for the covenants that were violated. We intend to fulfill our debt service obligations from cash generated by our operations, if any, and from our existing cash and investments.  There can be no assurance that we will be able to meet our debt service obligations of the credit facility.

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

In addition, in the event of our bankruptcy, liquidation or reorganization or upon acceleration of the payments due under the credit facility due to an event of default, our assets would be available for distribution to our current stockholders only after our indebtedness has been paid in full. As a result, there may not be sufficient assets remaining to make any distributions to our stockholders.

We must continue to reduce our costs and improve our margins in order to reach profitability.

The market for our products is extremely competitive and is characterized by aggressive pricing.  As a result, margins in our market are often low. Traditionally, we have experienced low or even negative margins.  To reach profitability, we must continue to increase our margins by reducing the cost of our products.  We have taken steps in the past and plan to take additional steps in 2003 and beyond to reduce our cost of manufacturing and improve our overall profit margin. These efforts include but are not limited to, reducing the size of the semiconductor die, shifting production to lower cost semiconductor wafer and assembly and test suppliers, using lower cost test equipment and more cost efficient test programs, and moving from higher cost custom to lower cost standard size semiconductor packages. There is no guarantee that we will be successful in our efforts to reduce our manufacturing costs and improve our gross margins in the future.

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

Our quarterly operating results have fluctuated significantly in the past and are likely to continue to do so in the future. The many factors that could cause our quarterly results to fluctuate include, in part:

•                  level of sales;

•                  mix of high and low margin products;

•                  availability and pricing of wafers;

•                  timing of introducing new products, including lower cost versions of existing products, fluctuations in manufacturing yields and other problems or delays in the fabrication, assembly, testing or delivery of products; and

•                  rate of development of target markets.

A large portion of our operating expenses, including salaries, rent and capital lease expenses, are fixed.  If we experience a shortfall in revenues relative to our expenses, we may be unable to reduce our expenses quickly enough to off-set the reduction in revenues during that accounting period, which would adversely affect our operating results.

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

•                   general conditions in the stock market or around the world, terrorism or developments in the semiconductor and capital equipment industry and the general economy;

•                   sales or purchases of our common stock in the marketplace;

•                   announcements of our technological innovations or new products or enhancements or those of our competitors;

•                   developments in patents or other intellectual property rights;

•                   developments in our relationships with customers and suppliers;

•                   a shortfall or changes in revenue, gross margins or earnings or other financial results from analysts’ expectations or an outbreak of hostilities or natural disasters; or

•                   acquisition or merger activity and the success in implementing such acquisitions.

Our customers may cancel or defer product orders, which could result in excess inventory.

Our sales are generally made pursuant to individual purchase orders that may be canceled or deferred by customers on short notice without significant penalty.  Thus, orders in backlog may not result in future revenue.   In the past, we have had cancellations and deferrals by customers.  Any cancellation or deferral of product orders could result in us holding excess inventory, which could seriously harm our profit margins and restrict our ability to fund our operations. During the quarter ended March 31, 2002, we recorded a provision for excess inventory of approximately $5.0 million.  We recognize revenue upon shipment of products to the end customer.  Although we have not experienced customer refusals to accept shipped products or material difficulties in collecting accounts receivable, such refusals or collection difficulties are possible and could result in significant charges against income, which could seriously harm our revenues and our cash flow.

Industry-wide overcapacity has caused and may continue to cause our results to fluctuate, and such shifts could result in significant inventory write-downs and adversely affect our relationships with our suppliers.

We must build inventory well in advance of product shipments. The semiconductor industry is highly cyclical and in light of the current downturn, which has resulted in excess capacity and overproduction, there is a risk that we will continue to forecast inaccurately and produce excess inventories of our products.  As a result of such inventory imbalances, large future inventory write-downs may occur due to excess inventory or inventory obsolescence. In addition, any adjustment in our ordering patterns resulting from increased inventory may adversely affect our suppliers’ willingness to meet our demand, if our demand increases in the future.

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

A relatively small number of customers have accounted for most of our revenues to date.  Any reduction or delay in sales of our products to one or more of these key customers could seriously reduce our sales volume and revenue and adversely affect our operating results.  In particular, sales to three large customers, including Apex Digital Inc., Apple Computer and Aiwa (which became a wholly-owned subsidiary of Sony Corporation in February 2002) accounted for approximately 19%, 31% and 7%, respectively, of revenue for the year ended December 31, 2002, 0%, 25%, and 12% respectively, of total revenue in 2001 and 0%, 24% and 0% respectively in 2000.  Moreover, sales to our five largest end customers represented approximately 67% of our total revenue for the year ended December 31, 2002, 82% of our total revenue in 2001 and 89% of our total revenue in 2000.  We expect that we will continue to rely on the success of our largest customers and on our success in selling our existing and future products to those customers in significant quantities.  However, we cannot be sure that we will retain our largest customers or that we will be able to obtain additional key customers or replace key customers we may lose or who may reduce their purchases.

We currently rely on sales of six products for a significant portion of our revenue, and the failure of these products to be successful in the future could substantially reduce our sales.

We currently rely on sales of our TA1101B, TA2020, TA2022, TA2024, TA3020 and TK2050 digital audio amplifiers to generate a significant portion of our revenue. Sales of these products amounted to 96% of our revenue for the year ended December 31, 2002, 94% of our revenue in 2001 and 93% of our revenue in 2000. We have developed additional products and plan to introduce more products in the future, but there can be no assurance that these products will be commercially successful. Consequently, if our existing products are not successful, our sales could decline substantially.

Our lengthy sales cycle makes it difficult for us to predict if or when a sale will be made, to forecast our revenue and to budget expenses, which may cause fluctuations in our quarterly results.

Because of our lengthy sales cycles, we may continue to experience a delay between increasing expenses for research and development, sales and marketing and general and administrative efforts, as well as increasing investments in inventory, and the generation of revenue, if any, from such expenditures.  In addition, the delays inherent in such a lengthy sales cycle raise additional risks of customer decisions to cancel or change product plans, which could result in our loss of anticipated sales.  Our new products are generally incorporated into our customers’ products or systems at the design stage.  To try and have our products selected for design into new products of current and potential customers, commonly referred to as design wins, often requires significant expenditures by us without any assurance of success.  Once we have achieved a design win, our sales cycle will start with the test and evaluation of our products by the potential customer and design of the customer’s equipment to incorporate our products.  Generally, different parts have to be redesigned to incorporate our devices successfully into our customers’ products.  The sales cycle for the test and evaluation of our products can range from a minimum of three to six months, and it can take a minimum of an additional six to nine months before a customer commences volume production of equipment that incorporates our products.  Achieving a design win provides no assurance that such customer will ultimately ship products incorporating our products or that such products will be commercially successful.  Our revenue or prospective revenue would be reduced if a significant customer curtails, reduces or delays orders during our sales cycle, or chooses not to release products incorporating our products.

The current general economic downturn in the semiconductor industry has lead and may continue to lead to decreased revenue.

During 2001 and 2002, slowing worldwide demand for semiconductors has resulted in significant inventory buildups for semiconductor companies.  Presently, we have no visibility regarding how long the semiconductor industry downturn will last or how severe the downturn will be. If the downturn continues or worsens, we may experience greater levels of cancellations and/or push-outs of orders for our products in the future, which could adversely affect our business and operating results, including the possibility of additional inventory write-downs, over a prolonged period of time. In addition, we reduced our workforce during fiscal 2002 by approximately 20%, or about 15 people.  If we continue to reduce our workforce, it may adversely impact our ability to respond rapidly to any renewed growth opportunities in the future.

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

•                  market acceptance of our products and our customers’ products; and

•                  market competition.

We seek but cannot guarantee success with regard to these factors.

If we are unable to retain key personnel, we may not be able to operate our business successfully.

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

Our headquarters, as well as the facilities of our principal manufacturers and customers, are located in geographic regions with increased risks of power supply failure, natural disasters, labor strikes and political unrest.

Our headquarters is located in San Jose, California, an area on or near a known earthquake fault within the state. In addition, in the past the State of California has experienced a shortage of available electrical power, which has resulted in electrical blackouts for businesses in certain areas. In the event that California experiences another shortage of available electrical power, and there are additional blackouts, the operations of our facilities within California could be disrupted.

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

To the extent that the warrants issued in connection with the January 2002 Series A financing are exercised, there will be additional dilution to your shares.  If all of the warrants are exercised, we will be required to issue an additional 3,328,760 shares of common stock, or approximately 8% of the common stock outstanding as of December 31, 2002. If all of the warrants are exercised in full, we would receive approximately $6.4 million in proceeds.  Our management will have sole discretion over use of these proceeds and may spend the proceeds in ways with which our stockholders may not agree.

The market may be adversely affected due to the large number of shares eligible for sale under the registration statement filed in connection with the January 2002 financing.

The shares of common stock eligible for sale under the registration statement filed in connection with the January 2002 financing represent a large percentage of our outstanding common stock.  The market for our common stock may be adversely affected as a result of sales of a large number of shares in the market or the perception that large sales may occur.

We may not maintain The Nasdaq Small Cap Market listing requirements, and as a result, our common stock may be subject to delisting.

On August 13, 2002, we received a deficiency notice from the Nasdaq Stock Market, or Nasdaq, for failing to maintain the Nasdaq National Market’s minimum bid price requirement for continued listing, which includes meeting a $1.00 minimum bid price for 10 consecutive trading days. As we were unable to maintain this requirement, we submitted an application to Nasdaq for transfer to their SmallCap Market.  The application was approved and accordingly we are now listed on The Nasdaq SmallCap Market. To remain listed on The Nasdaq SmallCap Market, we must meet the minimum listing requirement that the bid price of our common stock closes at $1.00 per share or higher for a minimum of 10 consecutive trading dates.  As we had not met this minimum listing requirement by the initial deadline of February 10, 2003, we applied for and, on February 11, 2002, were provided with, an additional 180 days, or until August 8, 2003, to gain compliance with The Nasdaq SmallCap Market minimum listing requirement.  If we are unable to meet the minimum listing requirement prior to August 8, 2003, we may be delisted from The Nasdaq SmallCap Market, or, in the alternative, we may be granted an additional grace period to regain compliance. Furthermore, we may be eligible to transfer back to the Nasdaq National Market if by August 8, 2003 the bid price of our common stock maintains the $1.00 per share requirement for 30 consecutive trading days and we have maintained compliance with all other continued listing requirements of the Nasdaq National Market.

On January 30, 2003, The Nasdaq Stock Market, Inc. announced plans to extend a pilot program governing bid price rules for all Nasdaq National Market and Nasdaq SmallCap issuers. The pilot program will allow issuers that meet core SmallCap initial listing criteria to benefit from extended compliance periods for satisfying minimum bid price requirements. If this term of the pilot program is extended, and if we meet the core SmallCap initial listing criteria, we will be eligible to apply for an extended compliance period for satisfying the minimum bid price requirements. Stock trading on The Nasdaq SmallCap Market is typically less liquid and usually involves larger variations between the bid and ask price than stock trading on the Nasdaq National Market.  Therefore, the transfer of our stock from the Nasdaq National Market to The Nasdaq SmallCap Market could have an adverse effect on the liquidity of our common stock and your ability to sell our common stock.

Additionally, if our common stock is delisted from The Nasdaq SmallCap Market, sales of our common stock would likely be conducted only in the over-the-counter market or potentially in regional exchanges. This may have a negative impact on the liquidity and the price of our common stock, and investors may find it more difficult to purchase or dispose of, or to obtain accurate quotations as to the market value of, our common stock.  In addition, if our common stock is not listed on the Nasdaq National Market or The Nasdaq SmallCap Market and the trading price of our common stock was to remain below $1.00 per share, trading in our common stock would also be subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosures by broker-dealers in connection with any trades involving a stock defined as a “penny stock” (generally, a non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions).  In such event, the additional burdens imposed upon broker-dealers to effect transactions in our common stock could further limit the market liquidity of our common stock and the ability of investors to trade our common stock.

We also believe that the current per share price level of our common stock has reduced the effective marketability of our shares of common stock because of the reluctance of many leading brokerage firms to recommend low-priced stock to their clients. Certain investors view low-priced stock as speculative and unattractive. In addition, a variety of brokerage house policies and practices tend to discourage individual brokers within those firms from dealing in low-priced stock. Such policies and practices pertain to the payment of broker’s commissions and to time-consuming procedures that make the handling of low-priced stocks unattractive to brokers from an economic standpoint.

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

In the future we may pursue acquisitions of complementary product lines, technologies and businesses.  We may have to issue debt or equity securities to pay for future acquisitions, which could be dilutive to our then current stockholders. In addition, we may incur certain liabilities or other expenses in connection with future acquisitions, which could materially adversely affect our business, financial condition and results of operations.

Any future acquisitions may involve numerous other risks, including:

•                  difficulties assimilating the operations, personnel, technologies and products of the acquired companies;

•                  diversion of our management’s attention from other business concerns;

•                  increased complexity and costs associated with internal management structures;

•                  risks of entering markets in which we have no or limited experience; and

•                  the potential loss of key employees of the acquired companies.

For these reasons, among others, we cannot be certain what effect future acquisitions may have on our business, financial condition and results of operations.

Terrorist attacks and threats, and government responses thereto, may negatively impact all aspects of our operations,

revenues, costs and stock price.

The threat of  terrorist attacks in the United States, the current war with Iraq and the related decline in consumer confidence and continued economic weakness have had a substantial adverse impact on the economy.  If consumer confidence does not recover, our revenues may be adversely impacted for fiscal 2003 and beyond. Moreover, any further terrorist attacks in the U.S., or any additional U.S. military actions overseas may disrupt our operations or those of our customers and suppliers.  These events have had and may continue to have an adverse impact on the U.S. and world economy in general and consumer confidence and spending in particular, which could harm our sales. Any of these events could increase volatility in the U.S. and world financial markets which could harm our stock price and may limit the capital resources available to us and our customers or suppliers. This could have a significant impact on our operating results, revenues and costs and may result in increased volatility in the market price of our common stock.

We are subject to anti-takeover provisions that could delay or prevent an acquisition of our company.

Provisions of our restated certificate of incorporation, shareholder rights plan, equity incentive plans, bylaws and Delaware law may discourage transactions involving a change in corporate control.  In addition to the foregoing, the stockholdings of our officers, directors and persons or entities that may be deemed affiliates, our shareholder rights plan and the ability of our board of directors to issue preferred stock without further stockholder approval could have the effect of delaying, deferring or preventing a third party from acquiring us and may adversely affect the voting and other rights of holders of our common stock.

Risks Related to Manufacturing

We depend on three outside foundries for our semiconductor device manufacturing requirements.

We do not own or operate a fabrication facility, and substantially all of our semiconductor device requirements are currently supplied by three outside foundries, United Microelectronics Corporation, or UMC, in Taiwan, STMicroelectronics Group in Europe and Mitsubishi, in Japan.  Although we primarily utilize these three outside foundries, most of our components are not manufactured at both foundries at the same time.  As a result, each foundry is a sole source for certain products.  There are significant risks associated with our reliance on outside foundries, including:

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

Semiconductor assembly and testing are complex processes, which involve significant technological expertise and specialized equipment.  As a result of our reliance on third-party subcontractors for assembly and testing of our products, we cannot directly control product delivery schedules, which has in the past, and could in the future, result in product shortages or quality assurance problems that could increase the costs of manufacture, assembly or testing of our products.  Almost all of our products are assembled and tested by one of five subcontractors: AMBIT Microsystems Corporation in Taiwan, Amkor Technology, Inc. in the Philippines, ASE in Korea, Malaysia and Taiwan, SGS in China, and ST Assembly Test Services Ltd. in Singapore.  We do not have long-term agreements with any of these suppliers and retain their services on a per order basis.  The availability of assembly and testing services from these subcontractors could be adversely affected in the event a subcontractor suffers any damage or destruction to their respective facilities, or in the event of any other disruption of assembly and testing capacity.  Due to the amount of time normally required to qualify assemblers and testers, if we are required to find alternative manufacturing assemblers or testers of our components, shipments could be delayed.  Any problems associated with the delivery, quality or cost of our products could seriously harm our business.

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

We currently obtain almost all of our manufacturing, assembly and test services from suppliers located outside the United States and may expand our manufacturing activities abroad.  Approximately 61% of our total revenue for the year ended December 31, 2002 was derived from sales to end customers based outside the United States.  In 2001 and 2000, 72% and 71%, respectively, of our total revenue was derived from sales to end customers based outside of the United States.  In addition, we often ship products to our domestic customers’ international manufacturing divisions and subcontractors.

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

We currently depend on consumer audio markets that are typically characterized by aggressive pricing, frequent new product introductions and intense competition.

A substantial portion of our current revenue is generated from sales of products that address the consumer audio markets, including home theater, computer audio and the automotive audio markets.  These markets are characterized by frequent new product introductions, declining prices and intense competition. Pricing in these markets is aggressive, and we expect pricing pressure to continue.  In the computer audio segment, our success depends on consumer awareness and acceptance of existing and new products by our customers and consumers, in particular, the elimination of externally-powered speakers.  In the automotive audio segment, we face pressure from our customers to deliver increasingly higher-powered solutions under significant engineering limitations due to the size constraints in car dashboards.  In addition, our ability to obtain prices higher than the prices of traditional amplifiers will depend on our ability to educate manufacturers and their customers about the benefits of our products.  Failure of our customers and consumers to accept our existing or new products will seriously harm our operating results.

If we are not successful in developing and marketing new and enhanced products for the DSL high speed communications markets that keep pace with technology and our customers’ needs, our operating results will suffer.

The market for our DSL products is new and emerging, and is characterized by rapid technological advances, intense competition and a relatively small number of potential customers. This will likely result in price erosion on existing products and pressure for cost-reduced future versions. We recently started to ship our TA4012 DSL line driver and expect to commence the testing phase of our dual channel line driver in the next couple of months. Implementation of our products require manufacturers to accept our technology and redesign their products.  If potential customers do not accept our technology or experience problems implementing our devices in their products, our products could be rendered obsolete and our business would be harmed.  If we are unsuccessful in introducing future products with enhanced performance, our ability to achieve revenue growth will be seriously harmed.

We may experience difficulties in the development and introduction of a new amplifier product for use in the cellular phone market, which could result in significant expenses or delay in its launch.

We are currently developing an amplifier product for use in the cellular phone market.  We currently have no design wins or customers for this product. We may not introduce our amplifier product for the cellular phone market on time, and this product may never achieve market acceptance.  Furthermore, competition in this market is likely to result in price reductions, shorter product life cycles, reduced gross margins and longer sales cycles compared with what we have experienced to date with our other products.

Intense competition in the semiconductor industry and in the consumer audio and communications markets could prevent us from achieving or sustaining profitability.

The semiconductor industry and the consumer audio and communications markets are highly competitive.  We compete with a number of major domestic and international suppliers of semiconductors in the audio and communications markets.  We also may face competition from suppliers of products based on new or emerging technologies.  Many of our competitors operate their own fabrication facilities and have longer operating histories and presence in key markets, greater name recognition, access to larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than us.  As a result, such competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the promotion and sale of their products than us.  Current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers, resellers or other third parties.  Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share.  In addition, existing or new competitors may in the future develop technologies that more effectively address the transmission of digital information through existing analog infrastructures at a lower cost or develop new technologies that may render our technology obsolete.  There can be no assurance that we will be able to compete successfully in the future against our existing or potential competitors, or that our business will not be harmed by increased competition.

Our products are complex and may have errors and defects that are detected only after deployment in customers’ products, which may harm our business.

Products such as those that we offer may contain errors and defects when first introduced or as new versions are released.  We have in the past experienced such errors and defects, in particular in the development stage of a new product.  Delivery of products with production defects or reliability, quality or compatibility problems could significantly delay or hinder market acceptance of such products, which could damage our reputation and seriously harm our ability to retain our existing customers and to attract new customers.  Moreover, such errors and defects could cause problems, interruptions, delays or a cessation of sales to our customers.  Alleviating such problems may require substantial redesign, manufacturing and testing which would result in significant expenditures of capital and resources.  Despite testing conducted by us, our suppliers and our customers, we cannot be sure that errors and defects will not be found in new products after commencement of commercial production.  Such errors and defects could result in additional development costs, loss of, or delays in, market acceptance, diversion of technical and other resources from our other development efforts, product repair or replacement costs, claims by our customers or others against us or the loss of credibility with our current and prospective customers.  Any such event could result in the delay or loss of market acceptance of our products and would likely harm our business.

Downturns in the highly cyclical semiconductor industry and rapid technological change could result in substantial period-to-period fluctuations in wafer supply, pricing and average selling prices, which make it difficult to predict our future performance.

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

Our business depends, in part, on our ability to protect our intellectual property.  We rely primarily on patent, copyright, trademark and trade secret laws to protect our proprietary technologies.  We cannot be sure that such measures will provide meaningful protection for our proprietary technologies and processes. As of December 31, 2002, we have 20 issued United States patents, and 21 additional United States patent applications which are pending. In addition, we have 13 international patents issued and an additional 63 international patents pending. We cannot be sure that any patent will issue as a result of these applications or future applications or, if issued, that any claims allowed will be sufficient to protect our technology.  In addition, we cannot be sure that any existing or future patents will not be challenged, invalidated or circumvented, or that any right granted thereunder would provide us meaningful protection.  The failure of any patents to provide protection to our technology would make it easier for our competitors to offer similar products.  In connection with our participation in the development of various industry standards, we may be required to agree to license certain of our patents to other parties, including our competitors, that develop products based upon the adopted standards.

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

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights.  From time to time, we may receive in the future notices of claims of infringement, misappropriation or misuse of other parties’ proprietary rights.  We cannot be sure that we will prevail in these actions, or that other actions alleging infringement by us of third-party patents, misappropriation or misuse by us of third-party trade secrets or the invalidity of one or more patents held by us will not be asserted or prosecuted against us, or that any assertions of infringement, misappropriation or misuse or prosecutions seeking to establish the invalidity of our patents will not seriously harm our business.  For example, in a patent or trade secret action, an injunction could be issued against us requiring that we withdraw particular products from the market or necessitating that specific products offered for sale or under development be redesigned.  We have also entered into certain indemnification obligations in favor of our customers and strategic partners that could be triggered upon an allegation or finding of our infringement, misappropriation or misuse of other parties’ proprietary rights.  Irrespective of the validity or successful assertion of such claims, we would likely incur significant costs and diversion of our management and personnel resources with respect to the defense of such claims, which could also seriously harm our business.  If any claims or actions are asserted against us, we may seek to obtain a license under a third party’s intellectual property rights.  We cannot be sure that under such circumstances a license would be available on commercially reasonable terms, if at all.  Moreover, we often incorporate the intellectual property of our strategic customers into our designs, and we have certain obligations with respect to the non-use and non-disclosure of such intellectual property.

We cannot be sure that the steps taken by us to prevent our, or our customers’, misappropriation or infringement of intellectual property will be successful.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk of loss. Some of the securities that we may invest in the future may be subject to market risk for changes in interest rates. To mitigate this risk, we plan to maintain a portfolio of cash equivalents and short term investments in a variety of securities, which may include commercial paper, money market funds, government and non-government debt securities. Currently, we are exposed to minimal market risks. We manage the sensitivity of our results of operations to these risks by maintaining a conservative portfolio, which is comprised solely of highly-rated, short-term investments. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for trading purposes.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of

Tripath Technology Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Tripath Technology Inc. and its subsidiary at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net stockholders’ deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP

San Jose, California

January 30, 2003

TRIPATH TECHNOLOGY INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$10,112	$3,997
Short-term investments	—	1,100
Restricted cash	486	—
Accounts receivable, net of allowances for doubtful accounts of $345 and $267 at December 31, 2002 and 2001, respectively	1,471	2,521
Inventories	5,252	10,958
Prepaid expenses and other current assets	706	829
Total current assets	18,027	19,405
Property and equipment, net	2,474	2,381
Other assets	184	374
Total assets	$20,685	$22,160

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,395	$4,352
Current portion of capital lease obligations	225	349
Accrued expenses	1,070	1,238
Deferred distributor revenue	626	612
Total current liabilities	4,316	6,551

Accrued rent	195	—
Capital lease obligations	738	262
	933	262

Commitments and contingencies (Note 10)

Stockholders’ equity :
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 41,326,760 and 27,259,154 shares issued and outstanding at December 31, 2002 and 2001, respectively	41	27
Additional paid-in capital	187,835	154,675
Deferred stock-based compensation	(91)	(1,272)
Accumulated deficit	(172,349)	(138,083)
Total stockholders’ equity	15,436	15,347
Total liabilities and stockholders’ equity	$20,685	$22,160

The accompanying notes are an integral part of these consolidated financial statements.

TRIPATH TECHNOLOGY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2002	2001	2000
Revenue	$16,227	$13,541	$9,300
Cost of revenue	18,494	11,948	11,347
Gross profit (loss)	(2,267)	1,593	(2,047)
Operating expenses:
Research and development	11,650	19,913	26,074
Selling, general and administrative	5,557	8,664	14,772
Restructuring and other charges	—	684	—
Total operating expenses	17,207	29,261	40,846
Loss from operations	(19,474)	(27,668)	(42,893)
Interest and other income, net	160	687	1,626
Net loss	(19,314)	(26,981)	(41,267)
Accretion on preferred stock	(14,952)	—	—
Net loss applicable to common stockholders	$(34,266)	$(26,981)	$(41,267)

Basic and diluted net loss per share	$(0.88)	$(1.00)	$(2.34)

Number of shares used to compute basic and diluted net loss per share	38,823	27,009	17,625

Stock-based compensation included in:
Cost of revenue	$23	$(95)	$86
Research and development	195	(133)	8,072
Selling, general and administrative	(502)	488	6,635
	$(284)	$260	$14,793

The accompanying notes are an integral part of these consolidated financial statements.

TRIPATH TECHNOLOGY INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Common		Additional Paid-in Capital	Stockholder Notes Receivable	Deferred Stock-based Compensation	Accumulated Deficit	Total Stockholders Equity (Deficit)
	Shares	Amount
Balance at December 31, 1999	10,899	$11	$50,854	$(726)	$(10,566)	$(69,835)	$(30,262)
Issuance of common stock upon exercise of stock options	1,127	1	1,016	—	—	—	1,017
Repurchase of common stock	(12)	—	(18)	—	—	—	(18)
Issuance of common stock upon exercise of warrants	18	—	26	—	—	—	26
Issuance of common stock from initial public offering	5,100	5	45,387	—	—	—	45,392
Issuance of common stock warrants	—	—	58	—	—	—	58
Deferred stock-based compensation	—	—	11,596	—	(11,596)	—	—
Amortization of deferred stock-based compensation	—	—		—	14,793	—	14,793
Interest on stockholder notes receivable	—	—	12	(12)	—	—	—
Forgiveness of stockholder notes receivable and related interest receivable	—	—	—	738	—	—	738
Conversion of preferred stock from initial public offering	9,085	9	49,602	—	—	—	49,611
Net loss	—	—	—	—	—	(41,267)	(41,267)
Balance at December 31, 2000	26,217	26	158,533	—	(7,369)	(111,102)	40,088
Issuance of common stock upon exercise of stock options	865	1	1,270	—	—	—	1,271
Issuance of common stock upon exercise of warrants	90	—	—	—	—	—	—
Issuance of common stock through the ESPP	87	—	709	—	—	—	709
Reversal of previously recognized compensation due to forfeitures	—	—	(5,837)	—	1,529	—	(4,308)
Amortization of deferred stock-based compensation	—	—	—	—	4,568	—	4,568
Net loss	—	—	—	—	—	(26,981)	(26,981)
Balance at December 31, 2001	27,259	27	154,675	—	(1,272)	(138,083)	15,347
Issuance of common stock upon exercise of stock options	4	—	6	—	—	—	6
Issuance of common stock through the ESPP	65	—	90	—	—	—	90
Reversal of previously recognized compensation due to forfeitures	—	—	(1,465)	—	266	—	(1,199)
Amortization of deferred stock-based compensation	—	—		—	915	—	915
Issuance of common stock warrants	—	—	6,046	—	—	—	6,046
Beneficial conversion feature on issuance of preferred stock (Note 6)	—	—	13,545	—	—	—	13,545
Accretion on preferred stock	—	—	—	—	—	(14,952)	(14,952)
Conversion of preferred stock to common stock	13,999	14	14,938	—	—	—	14,952
Net Loss	—	—	—	—	—	(19,314)	(19,314)
Balance at December 31, 2002	41,327	$41	$187,835	$—	$(91)	$(172,349)	$15,436

The accompanying notes are an integral part of these consolidated financial statements.

TRIPATH TECHNOLOGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities:

Net loss	$(19,314)	$(26,981)	$(41,267)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,396	2,086	1,155
Non-cash restructuring and other charges	—	520	—
Loss on disposal of equipment	3	182	—
Allowance for doubtful accounts	700	117	120
Provision for excess inventory	4,977	—	—
Stock-based compensation	(284)	260	14,793
Amortization of warrants	—	—	58
Forgiveness of stockholder notes receivable	—	—	738
Changes in assets and liabilities:
Accounts receivable	350	(372)	(1,972)
Inventories	729	(7,638)	(1,019)
Prepaid expenses and other assets	313	112	(921)
Accounts payable	(1,957)	425	3,181
Accrued expenses	27	(1,052)	698
Deferred distributor revenue	14	(194)	(141)
Net cash used in operating activities	(13,046)	(32,535)	(24,577)
Cash flows from investing activities:
Purchases of short-term investments	—	(15,065)	(25,829)
Sales of short-term investments	1,100	37,829	8,800
Restricted cash	(486)	—	1,000
Purchase of property and equipment	(840)	(667)	(2,728)
Sale of property and equipment	25	—	—
Net cash provided by (used in) investing activities	(201)	22,097	(18,757)
Cash flows from financing activities:
Proceeds from initial public offering, net of issuance costs	—	—	45,392
Proceeds from issuance of preferred stock and warrants	19,591	—	—
Proceeds from issuance of common stock	96	1,980	1,017
Repurchase of common stock	—	—	(18)
Issuance of common stock upon exercise of warrants	—	—	26
Principal payments on capital lease obligations	(325)	(196)	—
Net cash provided by financing activities	19,362	1,784	46,417
Net increase (decrease) in cash and cash equivalents	6,115	(8,654)	3,083
Cash and cash equivalents at beginning of year	3,997	12,651	9,568
Cash and cash equivalents at end of year	$10,112	$3,997	$12,651

Supplemental disclosure of cash flow information:
Interest	$69	$102	$—
Non-cash investing and financing activities:
Property and equipment acquired by capital lease	$677	$807	$—
Interest on stockholder notes receivable	$—	$—	$12
Forgiveness of stockholder notes receivable	$—	$—	$738
Issuance of common stock warrants for services	$—	$—	$58
Conversion of preferred stock into common stock	$14,952	$—	$49,611
Issuance of common stock warrants	$6,046	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

TRIPATH TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY AND BASIS OF PRESENTATION:

The Company

Tripath Technology Inc. (the “Company” or “Tripath”) was incorporated in California in July 1995. The Company was reincorporated in Delaware in July 2000. The Company designs, develops and markets integrated circuit devices for the Consumer Electronics,  DSL and Wireless markets.

Basis of Presentation

The consolidated financial statements include the accounts of Tripath and its wholly owned subsidiary, Tripath Technology Japan Ltd.. All significant intercompany accounts and transactions have been eliminated. Accounts denominated in foreign currency have been remeasured using the U.S. dollar as the functional currency.

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

Liquidity

The Company has incurred substantial losses and has experienced negative cash flow since inception and has an accumulated deficit of $172.3 million at December 31, 2002. To conserve cash, the Company has implemented cost cutting measures and in August 2001, implemented a restructuring program. In addition, on January 24, 2002, the Company completed financing in which it raised $21 million in gross proceeds through a private equity placement and in July 2002, the Company entered into a credit agreement with a financial institution that provides for a one-year revolving credit facility of up to $10 million, subject to certain restrictions in the borrowing base based on eligibility of receivables.

The Company’s independent accountants have included an explanatory paragraph in their audit report on the Company’s consolidated financial statements for the fiscal year ended December 31, 2002, which indicates that the Company has suffered recurring losses from operations and has a net stockholders’ deficit that raise substantial doubt about its ability to continue as a going concern. While the Company has incurred losses since its inception and is expected to incur losses this year at its current operating level, the Company believes that it has sufficient cash on hand and could take other measures to reduce operating expenses if necessary to operate as a going concern for the next twelve months and perhaps beyond.

However, the Company may need to raise additional funds to finance its activities next year and beyond through public or private equity or debt financings, the formation of strategic partnerships or alliances with other companies or through bank borrowings with existing or new banks. The Company may not be able to obtain additional funds on terms that would be favorable to its stockholders and the Company, or at all. Without sufficient capital to fund the Company’s operations, the Company will no longer be able to continue as a going concern. The Company’s consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not made any adjustment to its consolidated financial statements as a result of the outcome of the uncertainty described above.

Initial Public Offering

On August 1, 2000, the Company completed its initial public offering of 5 million shares of common stock at $10.00 per share. Net proceeds to the Company as a result of the initial public offering, plus the proceeds relating to the exercise of the underwriters’ over-allotment option to purchase 100,000 shares of common stock, were approximately $45.4 million.

Foreign Currency Translation

The U.S. dollar is the functional currency for the Company’s Japanese wholly-owned subsidiary. Assets and liabilities that are not denominated in the functional currency are remeasured into U.S. dollars and the resulting gains or losses are included in “Interest and other income, net." Such gains or losses have not been material for any period presented.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Revenue recognition

The Company recognizes revenue from product sales upon shipment to original equipment manufacturers and end users, net of sales returns and allowances. The Company’s sales to distributors are made under arrangements allowing limited rights of return, generally under product warranty provisions, stock rotation rights and price protection on products unsold by the distributor. In addition, the distributor may request special pricing and allowances which may be granted subject to approval by the Company. As a result of these returns rights and potential pricing adjustments, the Company defers recognition on sales to distributors until products are resold by the distributor to the end user.

Cash and cash equivalents, short-term investments and restricted cash

The Company considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market funds and commercial paper, bonds and notes, the fair value of which approximates cost.

The Company categorizes short-term investments as available-for-sale. Accordingly, these investments are carried at fair value. The fair value of such securities approximates cost, and there were no material unrealized gains or losses as of December 31, 2002 and 2001. Short-term investments generally have maturities of less than one year from the date of purchase. The following table summarizes the Company’s cash and cash equivalents and short-term investments (in thousands):

	December 31,
	2002	2001
Cash and cash equivalents:
Cash	$394	$230
Money market funds	9,718	3,767
Commercial paper	—	—
	$10,112	$3,997

Short-term investments:
U.S. Government bonds and notes	$—	$1,100
Commercial paper	—	—
	$—	$1,100

The Company has a credit facility with a financial institution that has certain restrictions in the borrowing base. The amount by which the aggregate face amount of all outstanding stand-by letters of credit exceeds the borrowing base, as determined by eligible receivables, represents the amount of restricted cash necessary to secure the letters of credit. At December 31, 2002, the Company had $486,000 in restricted cash.

Concentration of credit risk and significant customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. Substantially all of the Company’s cash and cash equivalents are invested in highly-liquid money market funds and commercial securities with major financial institutions. Short-term investments consist of U.S. government and commercial bonds and notes. The Company sells its products principally to original equipment manufacturers. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses, as considered necessary by management. Credit losses to date have been consistent with management’s estimates. During the year ended December 31, 2002, the Company wrote-off bad debts totaling approximately $700,000. The Company had no significant write-offs or recoveries during the years ended December 31, 2001 and 2000.

The following table summarizes sales to end customers comprising 10% or more of the Company’s total revenue for the periods indicated :

	% of Revenue for the Year Ended December 31,
	2002	2001	2000

Customer A	—	29%	60%
Customer B	—	—	—
Customer C	—	—	—
Customer D	—	12%	—
Customer E	—	13%	—
Customer F	31%	25%	24%
Customer G	19%	—	—

The Company’s accounts receivable were concentrated with five customers at December 31, 2002 representing 17%, 16%, 14%, 14% and 14% of aggregate gross receivables, five customers at December 31, 2001 representing 15%, 15%, 13%, 12% and 12% of aggregate gross receivables, and two customers at December 31, 2000 representing 58% and 33% of aggregate gross receivables.

Fair value of financial instruments

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable and accounts payable, approximate their fair value due to their relative short maturities and based upon comparable market information available at the respective balance sheet dates. The Company does not hold or issue financial instruments for trading purposes.

Inventories

Inventories are stated at the lower of cost or market. This policy requires the Company to make estimates regarding the market value of the Company’s inventory, including an assessment of excess or obsolete inventory. The Company determines excess and obsolete inventory based on an estimate of the future demand and estimated selling prices for the Company’s products within a specified time horizon, generally 12 months. The estimates the Company uses for expected demand are also used for near-term capacity planning and inventory purchasing and are consistent with the Company’s revenue forecasts. Actual demand and market conditions may be different from those projected by the Company’s management. If the Company’s unit demand forecast is less than the Company’s current inventory levels and purchase commitments, during the specified time horizon, or if the estimated selling price is less than the Company’s inventory value, the Company will be required to take additional excess inventory charges or write-downs to net realizable value which will decrease the Company’s gross margin and net operating results in the future. During the quarter ended March 31, 2002, the Company recorded a provision for excess inventory of approximately $5 million related to excess inventory for the Company’s TA2022 product as a result of a decrease in forecasted sales for this product.

Inventory purchase commitments

The Company accrues for estimated losses on non-cancelable purchase orders. The estimated losses result from anticipated future sale of products for sales prices less than the estimated cost to manufacture. Inventory purchase commitment losses accrued at December 31, 2002, 2001 and 2000 were $38,000, $190,000 and $821,000, respectively.

Research and development expenses

Research and development costs are charged to expense as incurred.

Property and equipment

Property and equipment, including leasehold improvements, are stated at historical cost, less accumulated depreciation and amortization. Property and equipment under capital leases are stated at the present value of minimum lease payments. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the term of the lease. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Furniture and fixtures	5 years
Software	Shorter of three years or term of license
Equipment	2-5 years

Upon disposal, the assets and related accumulated depreciation and amortization are removed from the Company’s accounts, and the resulting gains or losses are reflected in the statement of operations.

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

Comprehensive income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,”  establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purposes financial statements. There was no difference between the Company’s net loss and its total comprehensive loss for the years ended December 31, 2002, 2001 and 2000.

Accounting for stock-based compensation

At December 31, 2002, the Company has two stock-based employee compensation plans, which are described more fully in Note 7.  The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  No stock-based employee compensation cost is reflected in net income for the years ended December 31, 2002 and 2001, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  For the year ended December 31, 2000 the Company recorded compensation expense totaling $14.8 million for options granted with an exercise price lower than the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Year Ended December 31,
	2002	2001	2000
Net loss applicable to common stockholders, as reported	$(34,266)	$(26,981)	$(41,267)

Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,792)	(8,165)	(14,679)
Proforma net loss applicable to common stockholders	$(38,058)	$(35,146)	$(55,946)

As reported	$(0.88)	$(1.00)	$(2.34)

Pro forma	$(0.98)	$(1.30)	$(3.17)

Segment and geographic information

The Company has determined that it has one reportable business segment: the design, license and marketing of integrated circuits.

The following is a geographic breakdown of the Company’s sales by shipping destination for the following periods:

	Year Ended December 31,
	2002	2001	2000
United States	$566	$872	$644
Japan	3,816	6,460	5,717
Singapore	3,097	1,569	2,489
Taiwan	2,615	2,686	—
China	3,666	273	—
Rest of world	2,467	1,681	450
	$16,227	$13,541	$9,300

Reclassifications

Certain amounts reported in previous years have been reclassified to conform to the 2002 presentation.

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FAS Nos. 4, 44 and 64, Amendment of FAS 13, and Technical Corrections.”  SFAS 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” as well as FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers.” This Statement amends FASB Statement No.  13, “Accounting for Leases” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions.  The provisions of SFAS 145 will be adopted during fiscal year 2003. The Company does not anticipate that adoption of this statement will have a material impact on its consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002, and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The Company does not anticipate that adoption of this statement will have a material impact on its consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities.  The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end.  The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.   The Company does not anticipate that adoption of this standard will have a material impact on its consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure- an amendment of FASB Statement No. 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002.  The interim disclosure requirements are effective for interim periods ending after December 15, 2002.  The Company will provide disclosures to comply with the requirements of SFAS No. 148.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”).  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.   The Company does not anticipate that adoption of this standard will have a material impact on its consolidated financial statements.

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

The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share amounts):

	Year Ended December 31,
	2002	2001	2000
Numerator:

Net loss applicable to common stockholders	$(34,266)	$(26,981)	$(41,267)

Denominator:

Weighted average common stock	38,823	27,009	17,625

Net loss per share:

Basic and diluted	$(0.88)	$(1.00)	$(2.34)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods presented (in thousands):

	December 31,
	2002	2001	2000
Common stock options	10,935	8,217	8,115
Common stock under Employee Stock Purchase Plan	349	413	500
Common stock warrants	3,329	25	127

NOTE 3—RESTRUCTURING AND OTHER CHARGES:

On August 3, 2001, the Company announced a restructuring and cost reduction plan which included a workforce reduction and write-off of abandoned assets. As a result of the restructuring and cost reduction plan, the Company recorded restructuring and other charges of $684,000 during the quarter ended September 30, 2001.

Under the restructuring and cost reduction plan, the Company reduced its workforce by approximately 40 employees across all functions and mostly located at its former headquarters facility in Santa Clara, California. The workforce reduction resulted in a $164,000 charge relating primarily to severance and fringe benefits. The Company also abandoned assets resulting in a charge of  $520,000.

A summary of the restructuring and other charges is as follows:

	Total charges	Non-cash charges	Cash payments
Work force reduction	$164,000	$—	$164,000
Write-off of abandoned assets	520,000	520,000	—
	$684,000	$520,000	$164,000

NOTE 4—BALANCE SHEET COMPONENTS (in thousands):

	December 31,
	2002	2001
Accounts receivable, net:
Accounts receivable	$1,816	$2,788
Less: allowance for doubtful accounts	(345)	(267)
	$1,471	$2,521

Inventories:
Raw materials	$1,868	$6,531
Work-in-process	551	273
Finished goods	2,409	3,798
Inventory held by distributors	424	356
	$5,252	$10,958

Property and equipment, net:
Furniture and fixtures	$220	$384
Software	4,175	3,372
Equipment	3,629	3,050
Leasehold improvements	128	134
	8,152	6,940
Less: accumulated depreciation and amortization	(5,678)	(4,559)
	$2,474	$2,381

Property and equipment includes assets under capital leases and accumulated amortization of assets under capital leases of $1,484,000 and $555,000, respectively, at December 31, 2002 and $807,000 and $293,000, respectively at December 31, 2001.

Accrued expenses:

Accrued compensation and related benefits	$245	$459
Accrued rent	—	116
Inventory purchase commitments	38	190
Other accrued expenses	787	473
	$1,070	$1,238

NOTE 5—LINE OF CREDIT:

On July 12, 2002, the Company entered into a credit agreement with a financial institution that provides for a one-year revolving credit facility in an amount of up to $10 million, subject to certain restrictions in the borrowing base based on eligibility of receivables. Any advances under the credit agreement will be secured by the Company’s personal property and will bear interest at the prime rate plus 0.875% per annum. The Company has agreed to provide a security interest in its intellectual property solely, in the event that a judicial authority holds that this is necessary, to enable the financial institution to perfect the financial institution’s security interest in the rights to payment and proceeds from sale of the Company’s personal property. The Company has also agreed not to pledge its intellectual property to a third party.  The credit agreement contains certain financial and reporting covenants. Covenants relating to meeting minimum quarterly revenues, minimum tangible net worth and meeting the deadline for submission of reporting items were violated during the year ended December 31, 2002.  Waivers were obtained from the financial institution for the covenants that were violated.

The credit agreement was used to issue stand-by letters of credit totaling $1.7 million to collateralize the Company’s obligations to a third party for the purchase of inventory and to provide a security deposit for the lease of new office space. At December 31, 2002, there was up to $8.3 million available under the credit facility, subject to certain restrictions in the borrowing base. The amount by which the aggregate face amount of all outstanding stand-by letters of credit exceeds the borrowing base, as determined by eligible receivables, represents the amount of restricted cash necessary to secure the letters of credit. At December 31, 2002, the Company had outstanding stand-by letters of credit of $1.7 million.

NOTE 6—COMMON STOCK:

The Company’s Amended and Restated Articles of Incorporation authorize the Company to issue 100,000,000 shares of common stock. At December 31, 2002 and 2001, there were 41,326,760 shares and 27,259,154 shares, respectively, of common stock issued and outstanding.

The Company has reserved the following number of shares of common stock for future issuance (in thousands):

	December 31,
	2002	2001	2000
Common stock warrants	3,329	25	127
Common stock under Employee Stock Purchase Plan	349	413	500
Common stock upon exercise of outstanding stock options	10,935	8,217	8,115
	14,613	8,655	8,742

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

At a Special Meeting of Stockholders held on March 7, 2002, the stockholders approved the issuance and sale of 699,950 shares of Series A Preferred Stock and warrants. As a result, the Preferred Stock and warrants automatically converted into 13,999,000 shares of common stock and warrants to purchase 3,303,760 shares of common stock.

As a result of the favorable conversion price of the preferred shares at the date of issuance, the Company recorded accretion of approximately $15 million (thus increasing the “net loss applicable to common stockholders” for the year ended December 31, 2002) relating to the beneficial conversion feature representing the difference between the accounting conversion price and the fair value of the common stock on the date of the transaction, after valuing the warrants issued in connection with the financing transaction. The Company valued the warrants using the Black-Scholes option pricing model, applying an expected life of three years, a weighted average risk-free rate of 3.61%, an expected dividend yield of zero percent, a volatility of 130% and a deemed fair value of common stock of $2.35, which was the value of the Company’s common stock on the date of grant.

Stock Repurchase Program

In August 2002, the Company’s Board of Directors approved a Stock Repurchase Program and authorized the repurchase of up to one million shares of the Company’s common stock in the open market over the next year. No shares have been repurchased since the authorization of the Stock Repurchase Program.

Common stock warrants

In August 1997, in connection with a co-operation agreement with Intel Corporation, a shareholder of the Company, the Company issued a fully vested, immediately exercisable and non-forfeitable warrant to purchase 102,250 shares of common stock at $1.00 per share.  The Company determined the value of the warrant to be $187,000, based on the Black-Scholes option pricing model, and was recognized as selling, general and administrative expense during the year ended December 31, 1997. During March, 2001, Intel exercised its warrant on a net share basis and the Company issued 90,122 shares of common stock.

In March 1998, in connection with the extension of the Company’s facility lease, and for services provided by consultants to the Company, the Company issued fully vested, immediately exercisable and non-forfeitable warrants to purchase 7,500 and 20,000 shares of common stock, respectively, at $1.50 per share. The warrants expire in March 2008. In March 2000, the Company issued 17,500 shares of common stock upon exercise of 17,500 warrants. The warrants include certain registration rights and provide for exercise on a “net share” basis. The Company determined the value of the warrants to be $264,000, based on the Black-Scholes option pricing model. The value attributable to the warrants for the lease of $79,000 is being recognized as selling, general and administrative expense over the term of the lease, which commenced in March 1998. The value attributable to the warrants for consulting services of $185,000 was recognized as selling, general and administrative expense during the year ended December 31, 1998.

In July 1999, in connection with a marketing agreement, the Company issued a fully vested, immediately exercisable and non-forfeitable warrant to purchase 9,000 shares of common stock at $1.50 per share. The warrant expires in July 2009. The warrant includes certain registration rights and provides for exercise on a “net share” basis. The Company determined the value of the warrant to be $140,000, based on the Black-Scholes option pricing model. The related charge was recognized in selling, general and administrative expenses during the year ended December 31, 1999.

In July 2000, in connection with services provided to the Company, the Company issued a fully vested, immediately exercisable and non forfeitable warrant to purchase 6,000 shares of common stock at $12.00 per share. The warrant expires in July 2010. The warrant includes certain registration rights and provides for exercise on a “net share” basis. The Company determined the value of the warrant to be $58,000, based on the Black-Scholes option pricing model. The related charge was recognized in selling, general and administrative expenses during the year ended December 31, 2000.

Notes receivable from shareholder for the exercise of stock options

In January 1997 and March 1998, the President of the Company exercised stock options by issuing the Company notes totaling $223,000 and $413,000 (the “Notes”), respectively. The Notes were non-recourse, and bore fixed interest at 6.01% and 5.51%, respectively, compounded semi-annually. The Notes were accounted for in accordance with EITF 95-16 “Accounting for Stock Compensation Arrangements with Employer Loan Features Under APB Opinion No. 25.” Due to certain terms of the Notes, the options were accounted for as variable options, with compensation costs associated with shares purchased with non-recourse notes being recorded at each period end. On April 14, 2000, the notes and related interest were forgiven by the Board of Directors and compensation expense of $738,000 was recorded by the Company.

NOTE 7—EMPLOYEE BENEFIT PLANS:

Stock Option Plans

In April 2000, the Company adopted the 2000 Stock Option Plan (the “2000 Plan”). Upon adoption of the 2000 Plan, shares reserved for issuance under the 1995 Stock Option Plan relating to ungranted options were cancelled, and outstanding options under the 1995 Plan became subject to the 2000 Plan. The 2000 Plan authorizes the Board of Directors to grant incentive stock options (“ISOs”) and nonstatutory stock options (“NSOs”) to employees, directors and consultants for up to 17,300,000 shares of common stock. ISOs may be granted only to employees of the Company (including officers and directors who are also employees). NSOs may be granted to employees and consultants of the Company. No person will be eligible to receive more than 200,000 shares in any fiscal year pursuant to awards under the 2000 Plan other than a new employee of the Company who will be eligible to receive no more than 700,000 shares in the fiscal year in which such employee commences employment.

Under the 2000 Plan, ISOs and NSOs are granted at a price that is not to be less than 100% of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. Options generally vest at 25% on the first anniversary of the date of grant and vest in equal monthly installments over the remaining 36 months. Options granted to shareholders who own more than 10% of the outstanding stock of the Company at the time of grant must be issued at prices not less than 110% of the estimated fair value of the stock on the date of grant. Options under the 2000 Plan may be granted for periods up to 10 years.

The following table summarizes stock option activity under the Company’s Stock Option Plans (in thousands, except per share data):

Options Outstanding

	Options Available for Grant	Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 1999	683	3,767	$1.22
Additional shares reserved	8,000	—	$—
Granted	(6,374)	6,374	$10.28
Canceled	899	(899)	$6.78
Exercised	—	(1,127)	$0.89
Balance at December 31, 2000	3,208	8,115	$7.79
Granted	(5,815)	5,815	$2.84
Additional shares reserved	1,300	—	$—
Canceled	4,848	(4,848)	$7.67
Exercised	—	(865)	$1.47
Balance at December 31, 2001	3,541	8,217	$5.03
Granted	(5,582)	5,582	$0.44
Additional shares reserved	2,000	—	$—
Canceled	2,860	(2,860)	$3.33
Exercised	—	(4)	$1.50
Balance at December 31, 2002	2,819	10,935	$3.12

Significant options groups outstanding at December 31, 2002 and related weighted average exercise prices and contractual life information are as follows:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price Per Share	Number Vested and Exercisable	Weighted Average Exercise Price Per Share
	Outstanding
$ 0.14-$ 0.21	4,374,625	9.7	$0.15	1,802,188	$0.14
$ 0.50-$ 1.00	1,759,499	8.5	$0.54	1,692,200	$0.54
$ 1.50-$ 2.50	1,733,387	8.0	$1.61	1,150,053	$1.58
$ 4.50-$ 8.00	1,035,149	8.1	$4.93	1,035,149	$4.93
$ 8.25-$ 12.00	1,925,187	7.3	$11.92	1,925,187	$11.92
$ 12.06-$ 19.88	72,500	8.0	$14.18	72,500	$14.18
$ 20.00-$ 21.75	35,000	7.7	$20.36	35,000	$20.36
	10,935,347			7,712,277

2000 Employee Stock Purchase Plan

In April 2000 the Company adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”) under which 500,000 shares of common stock have been reserved for issuance. Eligible employees may elect to withhold up to 10% of their salary to purchase shares of the Company’s common stock at a price equal to 85% of the market value of the stock at the beginning or ending of a six month offering period, whichever is lower. No more than 2,000 shares may be purchased by an eligible employee during any calendar year. The Purchase Plan will terminate in 2010. Under the Purchase Plan, 64,606, 86,566 and 0 shares were issued during the years ended December 31, 2002, 2001 and 2000.

The Company did not recognize compensation expense related to employee purchase rights in 2002, 2001 or 2000.

401(k) Plan

The Company sponsors a 401(k) Plan (the “401(k) Plan”) which provides tax-deferred salary deductions for eligible employees. Employees may contribute up to 15% of their annual compensation to the 401(k) Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The 401(k) Plan permits, but does not require, the Company to make matching contributions. To date, no such matching contributions have been made.

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

The fair value of options at the date of grant was estimated on the date of grant based on the method prescribed by SFAS No. 123. The following table summarizes the estimated fair value of options and assumptions used in the SFAS No. 123 calculations for stock option plans:

	Year Ended December 31,
	2002	2001	2000
Estimated fair value	$0.35	$4.77	$8.29
Expected lives (in years)	5	5	5
Volatility	110%	110%	70%
Risk-free interest rate	3.83%	4.56%	6.27%
Dividend yield	—	—	—

The following table summarizes the estimated fair value of employees’ purchase rights and assumptions used in the SFAS No. 123 calculations:

	Year Ended December 31,
	2002	2001	2000
Estimated fair value	$0.38	$0.70	$6.39
Expected lives (in years)	0.5	0.5	0.5
Volatility	110%	110%	70%
Risk-free interest rate	3.83%	4.56%	5.36%
Dividend yield	—	—	—

NOTE 8—DEFERRED STOCK-BASED COMPENSATION:

Employee options and restricted stock

In connection with certain employee stock option grants and issuance of restricted stock to a former officer made since January 1998, the Company recognized deferred stock-based compensation, which is being amortized over the vesting periods of the related options and stock, generally four years, using an accelerated basis. The fair value per share used to calculate deferred stock-based compensation was derived by reference to convertible preferred stock issuance prices and quoted market prices. Future compensation charges are subject to reduction for any employee who terminates employment prior to such employee’s option vesting date.

The following tables sets forth, for each of the periods presented, deferred stock-based compensation recorded and the amortization of deferred stock-based compensation (in thousands):

	Year Ended December 31,
	2002	2001	2000
Deferred stock-based compensation	$(1,465)	$(5,837)	$10,256
Amortization of deferred stock-based compensation	915	4,568	13,359
Reversal of previously recognized compensation due to forfeitures	(1,199)	(4,308)	—

Non-employee options

During the period from January 1997 through December 2000, the Company granted options to purchase 657,375 shares of common stock to consultants in exchange for services at exercise prices ranging from $0.20 to $12.06 per share.

The Company determined the value of the options granted to consultants based on the Black-Scholes option pricing model. The fair value of options granted to consultants was determined using the following assumptions: expected lives of 10 years, risk free interest rates ranging from 4.45% to 6.80%, dividend yield of 0.00% and volatility of 70.00%. The following table summarizes, for each of the periods presented, the fair values of the options granted, deferred stock-based compensation recorded and the related amortization recorded (in thousands, except per share data):

	Year Ended December 31,
	2002	2001	2000
Weighted average fair value per share of options granted to consultants during the period	—	—	$10.37
Deferred stock-based compensation	—	—	1,340
Amortization of deferred stock-based compensation	—	—	1,434

Unamortized deferred stock-based compensation at December 31, 2002 and December 31, 2001 was 91,000 and $1,272,000, respectively.

Stock-based compensation attributable to individuals that worked in the following functions is as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
Manufacturing/operations (cost of revenues)	$23	$(95)	$86
Research and development	195	(133)	8,072
Selling, general and administrative	(502)	488	6,635
Total stock-based compensation	$(284)	$260	$14,793

NOTE 9—INCOME TAXES:

At December 31, 2002, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $100,000,000 and $42,000,000 respectively, which expire in varying amounts beginning in 2004 through 2020. In addition, the Company has credit carryforwards of approximately $5,000,000 for federal and state purposes. The federal and state carryforwards expire in varying amounts through 2020. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss and tax credit carryforwards may be impaired or limited in certain circumstances. Events which could cause limitations in the amount of net operating loss and tax credit carryforwards that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three-year period.

Deferred taxes comprise the following (in thousands):

	December 31,
	2002	2001
Net operating loss carryforwards	$36,533	$30,146
Non-deductible reserves and accruals	2,163	537
Credit carryforwards	3,774	2,691
Capitalized research and development	2,089	985
Depreciation	185	22
Net deferred tax assets	44,744	34,381
Less: Valuation allowance	(44,744)	(34,381)
Net deferred tax assets	—	—

The Company believes that, based on number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. These factors include the Company’s history of losses, and relatively high expense levels, the fact that the market in which the Company competes is intensely competitive and characterized by rapidly changing technology, the lack of carryback capacity to realize deferred tax assets and the uncertainty regarding market acceptance of the Company’s products. The Company will continue to assess the realizability of the deferred tax assets based on actual and forecasted operating results.

NOTE 10—COMMITMENTS AND CONTINGENCIES:

Lease commitments

The Company leases office space and equipment under non-cancelable operating leases with various expiration dates through 2007. Rent expense for operating leases was as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
Rent expense	$1,812	$1,583	$1,360

On July 18, 2002, the Company entered into a sublease agreement for the lease of new office space. Under the terms of the sublease agreement, commencing September 1, 2002 the Company became entitled to free rent until June 30, 2003. Subsequently, the Company will make monthly payments ranging from $0.65 per square foot to $1.35 per square foot until the sublease expires on March 31, 2007. As a result, the Company had $195,000 of accrued rent at December 31, 2002.The Company’s lease for the old office space expired on November 30, 2002.

On September 26, 2002, the Company renegotiated its existing capital lease for research and development related software to extend the term and defer a portion of the payments beyond the term of the original lease. The remaining values of the asset and obligation of the original lease prior to the renegotiation were $328,000 and $349,000 respectively. The value of the asset and obligation recorded under the new lease as of December 31, 2002 is $1,005,000 and $1,026,000 respectively.

Future minimum lease payments under non-cancelable operating leases and the capital lease are as follows (in thousands):

Year Ending December 31,	Operating Leases	Capital Lease
2003	$422	$299
2004	933	406
2005	1,083	408
2006	1,046	—
2007	270	—
Total minimum lease payments	$3,754	1,113
Less: amount representing interest		(150)
Present value of minimum lease payments		963
Less: current portion of capital lease obligations		(225)
Long-term capital lease obligations		$738

Contingencies

From time to time, in the normal course of business, various claims are made against the Company. In the opinion of the Company’s management, there are no pending claims, the outcome of which is expected to result in a material adverse effect on the financial position or results of operations of the Company.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

The information required by this Item regarding our directors is incorporated by reference from “Election of Directors—Directors and Nominees” in our Proxy Statement for our 2003 Annual Meeting of Stockholders.  The information required by this Item concerning our executive officers is contained in the section entitled “Executive Officers of the Registrant” in Part I of this Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s executive officers and directors and persons who own more than ten percent  of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”) and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than ten percent  stockholders are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. The Company believes that all Executive Officers and Directors of the Company complied with all applicable filing requirements during the fiscal year ended December 31, 2002, except that Form 4s which were related to a single stock option grant made by the Company in October 2002 to each of A. K. Acharya, Y. S. Fu, Andy Jasuja, Naresh Sharma and Adya Tripathi were not filed on a timely basis. All such Form 4s, have since been filed with the Commission.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our definitive Proxy Statement referred to in Item 10 above under the heading “Executive Compensation and Other Matters.”

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from our definitive Proxy Statement referred to in Item 10 above under the headings “Securities Authorized for Issuance Under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from our definitive Proxy Statement referred to in Item 10 above under the heading “Certain Relationships and Related Transactions.”

ITEM 14.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act, are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. Accordingly, no corrective actions were required or undertaken.

Limitations on the effectiveness of controls. The company’s management, including the chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

Report of Independent Accountants

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

Financial statement schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedules or because the information required is included in the financial statements or notes thereto.

(3)	Exhibits: The items listed on the Index to Exhibits on page 58 is incorporated herein by reference.

b)                                     Reports on Form 8-K

On November 19, 2002 the Company filed a Current Report on Form 8-K announcing the transfer of the listing of its common stock from the Nasdaq National Market to The Nasdaq SmallCap Market.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIPATH TECHNOLOGY INC.
	By:	/s/ DR. ADYA S. TRIPATHI
Dr. Adya S. Tripathi President and Chief Executive Officer, Chairman of the Board
Dated: March 28, 2003

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dr. Adya S. Tripathi and David P. Eichler, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DR. ADYA S. TRIPATHI	President and Chief Executive Officer (Principal Executive Officer)	March 28, 2003
Dr. Adya S. Tripathi

/s/ DAVID P. EICHLER	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2003
David P. Eichler	Vice President of Finance

/s/ A.K. ACHARYA	Director	March 28, 2003
A.K. Acharya

/s/ Y.S. FU	Director	March 28, 2003
Y.S. Fu

/s/ ANDY JASUJA	Director	March 28, 2003
Andy Jasuja

CERTIFICATIONS

I, Dr. Adya S. Tripathi, certify that:

1.                                       I have reviewed this annual report on Form 10-K of Tripath Technology Inc.;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)             Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)            Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)             Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)             All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Dr. Adya S. Tripathi
Dr. Adya S. Tripathi
Chief Executive Officer

CERTIFICATIONS

I, David P. Eichler, certify that:

1.                                       I have reviewed this annual report on Form 10-K of Tripath Technology Inc.;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)             Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)            Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)             Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)             All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ David P. Eichler
David P. Eichler
Chief Financial Officer

Exhibit Index

Number	Description of Document
3.1*	Restated Certificate of Incorporation of Tripath Technology Inc.
3.2*	Bylaws of Tripath Technology Inc.
3.3**	Certificate of Designation of Preferences and Rights of Series A Preferred Stock
4.1*	Specimen common stock certificate
4.2*	Second Amended and Restated Shareholder Rights Agreement, dated September 15, 1998, between Tripath Technology Inc. and Certain Stockholders of Tripath Technology Inc.
4.3**	Registration Rights Agreement, dated January 22, 2002, by and among Tripath Technology Inc. and Certain Stockholders of Tripath Technology Inc.
4.4**	Form of Certificate for Warrants to Purchase Tripath Technology Inc.’s Series A Preferred Stock, dated January 24, 2002
10.1*	Form of Indemnification Agreement, between Tripath Technology Inc. and each of its directors and officers
10.2*	License and Supply Agreement, dated July 9, 1999, between STMicroelectronics, Inc. and Tripath Technology Inc.
10.3*	Lease Agreement, by and between Tripath Technology Inc. and Peery/Arrillaga dated October 16, 1997
10.4*	2000 Stock Plan and form of option agreement
10.5*	2000 Employee Stock Purchase Plan
10.6**	Securities Purchase Agreement, dated January 22, 2002, by and among Tripath Technology Inc. and certain purchasers of its capital stock
10.7***	Loan and Security Agreement, dated July 12, 2002, between Comerica Bank-California and Tripath Technology Inc.
10.8***	First Amendment to Loan and Security Agreement, dated July 12, 2002, between Comerica Bank-California and Tripath Technology Inc.
10.9	Form of Second Amendment to Loan and Security Agreement, dated July 12, 2002, between Comerica Bank-California and Tripath Technology Inc.
10.10***	Intellectual Property Agreement, dated July 12, 2002, between Comerica Bank-California and Tripath Technology Inc.
10.11***	Sublease Agreement, dated July 18, 2002, between Nortel Networks, Inc. and Tripath Technology Inc.
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants
24.1	Power of Attorney (See Form 10-K Signature Page)
99.1****	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                                         Incorporated by reference to Tripath Technology Inc.’s registration statement on Form S-1, registration number 333-35028, as amended.

**                                  Incorporated by reference to Tripath Technology Inc.’s Form 8-K filed on January 30, 2002.

***                           Incorporated by reference to Tripath Technology Inc.’s Form 10-Q for the quarter ended September 30, 2002.

****                    This certification accompanies this Annual Report on Form 10-K and shall not be deemed “filed” by Tripath Technology Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.