Form 10-K/A
period 2002-12-31
TRIPATH TECHNOLOGY INC
filed 2003-04-02
CIK 1045739

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this amended filing to the Annual Report on Form 10-K filed by Tripath Technology Inc. with the Securities and Exchange Commission on March 28, 2003 is to include the executed opinion of the Company’s independent accountants, PricewaterhouseCoopers LLP, and to make changes to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and to Item 8, Consolidated Financial Statements and Supplementary Data.  The Company filed its Annual Report on Form 10-K on March 28, 2003 prior to finalizing certain disclosures and receiving the opinion of its independent accountants.

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

Our consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have incurred substantial losses and experienced negative cash flow since inception, and have an accumulated deficit of $172.3 million at December 31, 2002.  As a result of these circumstances, our independent accountants’ report indicates that there is a substantial doubt about our ability to continue as a going concern.

To conserve cash, we have implemented cost cutting measures, and in August 2001, implemented a restructuring program. In addition, on January 24, 2002, we completed a financing in which we raised $21 million in gross proceeds through a private equity placement.  Moreover, in July 2002, we entered into a credit agreement with a financial institution that provides for a one-year revolving credit facility of up to $10 million, subject to certain restrictions in the borrowing base, based on eligibility of receivables.  At March 15, 2003, we believe that we are eligible to borrow up to $1.1 million against this credit agreement, of which approximately $0.4 million is still available.

If liquidity problems should arise, we, as a last resort, will take measures to reduce our operating expenses, such as reducing headcount or canceling research and development projects. However, we may need to raise additional funds to finance our activities next year and beyond through public or private equity or debt financings, the formation of strategic partnerships or alliances with other companies or through bank borrowings with existing or new banks. We may not be able to obtain additional funds on terms that would be favorable to us and our stockholders, or at all.

We believe, based on our ability to implement the aforementioned measures, if needed, that we will have liquidity sufficient to meet our operating, working capital and financing needs for the next twelve months and perhaps beyond.  We have not made any adjustment to our consolidated financial statements as a result of the outcome of the uncertainty described above.

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

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”).” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities.  The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company did not have significant warranty expense for the year ended December 31, 2002. We do not anticipate that adoption of this standard will have a material impact on our consolidated financial statements.

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

PricewaterhouseCoopers LLP

San Jose, California

January 30, 2003, except as to the fourth, fifth, sixth and seventh paragraphs of Note 1, which are as of April 1, 2003

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

Liquidity

The Company’s consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred substantial losses and has experienced negative cash flow since inception and has an accumulated deficit of $172.3 million at December 31, 2002.  This raises substantial doubt about its ability to continue as a going concern.

To conserve cash, the Company has implemented cost cutting measures, and in August 2001, implemented a restructuring program. In addition, on January 24, 2002, the Company completed a financing in which it raised $21 million in gross proceeds through a private equity placement and in July 2002, the Company entered into a credit agreement with a financial institution that provides for a one-year revolving credit facility of up to $10 million, subject to certain restrictions in the borrowing base based on eligibility of receivables.

If liquidity problems should arise, the Company will, as a last resort, take measures to reduce operating expenses such as reducing headcount or canceling research and development projects. However, the Company may need to raise additional funds to finance its activities next year and beyond through public or private equity or debt financings, the formation of strategic partnerships or alliances with other companies or through bank borrowings with existing or new banks. The Company may not be able to obtain additional funds on terms that would be favorable to its stockholders and the Company, or at all.

The Company believes, based on its ability to implement the aforementioned measures, if needed, that it will have liquidity sufficient to meet its operating, working capital and financing needs for the next twelve months and perhaps beyond. The Company has not made any adjustment to its consolidated financial statements as a result of the outcome of the uncertainty described above.

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

	Year Ended December 31,
	2002	2001	2000
Net loss applicable to common stockholders, as reported	$(34,266)	$(26,981)	$(41,267)
Total stock-based employee compensation expense included in the net loss, determined under the recognition and measurement principles of APB Opinion No. 25, net of related tax effects	(284)	260	14,793
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,508)	(8,425)	(29,472)
Proforma net loss applicable to common stockholders	$(38,058)	$(35,146)	$(55,946)

As reported	$(0.88)	$(1.00)	$(2.34)

Pro forma	$(0.98)	$(1.30)	$(3.17)

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

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities.  The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end.  The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company did not have significant warranty expense for the year ended December 31, 2002. The Company does not anticipate that adoption of this standard will have a material impact on its consolidated financial statements.

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
Dr. Adya S. Tripathi President and Chief Executive Officer, Chairman of the Board
Dated: April 2, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DR. ADYA S. TRIPATHI	President and Chief Executive Officer (Principal Executive Officer)	April 2, 2003
Dr. Adya S. Tripathi

/s/ DAVID P. EICHLER	Chief Financial Officer (Principal Financial and Accounting Officer)	April 2, 2003
David P. Eichler	Vice President of Finance

*	Director	April 2, 2003
A. K. Acharya

*	Director	April 2, 2003
Y. S. Fu

*	Director	April 2, 2003
Andy Jasuja

* By:	/s/ Dr. Adya S. Tripathi
Dr. Adya S. Tripathi
(Attorney-in-fact)

CERTIFICATIONS

I, Dr. Adya S. Tripathi, certify that:

1.                                       I have reviewed this annual report on Form 10-K/A of Tripath Technology Inc.;

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

Date: April 2, 2003

/s/ Dr. Adya S. Tripathi
Dr. Adya S. Tripathi
Chief Executive Officer

CERTIFICATIONS

I, David P. Eichler, certify that:

1.                                       I have reviewed this annual report on Form 10-K/A of Tripath Technology Inc.;

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

Date: April 2, 2003

/s/ David P. Eichler
David P. Eichler
Chief Financial Officer

Exhibit Index

Number	Description of Document
3.1(1)	Restated Certificate of Incorporation of Tripath Technology Inc.
3.2(1)	Bylaws of Tripath Technology Inc.
3.3(2)	Certificate of Designation of Preferences and Rights of Series A Preferred Stock
4.1(1)	Specimen common stock certificate
4.2(1)	Second Amended and Restated Shareholder Rights Agreement, dated September 15, 1998, between Tripath Technology Inc. and Certain Stockholders of Tripath Technology Inc.
4.3(2)	Registration Rights Agreement, dated January 22, 2002, by and among Tripath Technology Inc. and Certain Stockholders of Tripath Technology Inc.
4.4(2)	Form of Certificate for Warrants to Purchase Tripath Technology Inc.’s Series A Preferred Stock, dated January 24, 2002
10.1(1)†	Form of Indemnification Agreement, between Tripath Technology Inc. and each of its directors and officers
10.2(1)	License and Supply Agreement, dated July 9, 1999, between STMicroelectronics, Inc. and Tripath Technology Inc.
10.3(1)	Lease Agreement, by and between Tripath Technology Inc. and Peery/Arrillaga dated October 16, 1997
10.4(1)†	2000 Stock Plan and form of option agreement
10.5(1)†	2000 Employee Stock Purchase Plan
10.6(2)	Securities Purchase Agreement, dated January 22, 2002, by and among Tripath Technology Inc. and certain purchasers of its capital stock
10.7(3)	Loan and Security Agreement, dated July 12, 2002, between Comerica Bank-California and Tripath Technology Inc.
10.8(3)	First Amendment to Loan and Security Agreement, dated July 12, 2002, between Comerica Bank-California and Tripath Technology Inc.
10.9*	Form of Second Amendment to Loan and Security Agreement, dated July 12, 2002, between Comerica Bank-California and Tripath Technology Inc.
10.10(3)	Intellectual Property Agreement, dated July 12, 2002, between Comerica Bank-California and Tripath Technology Inc.
10.11(3)	Sublease Agreement, dated July 18, 2002, between Nortel Networks, Inc. and Tripath Technology Inc.
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants
24.1	Power of Attorney (See Form 10-K Signature Page)
99.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†                                          Represents a management contract or compensatory plan or arrangement

*                                         Previously filed.

**                                  This certification accompanies this Annual Report on Form 10-K and shall not be deemed “filed” by Tripath Technology Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(1)                                  Incorporated by reference to Tripath Technology Inc.’s registration statement on Form S-1, registration number 333-35028, as amended.

(2)                                  Incorporated by reference to Tripath Technology Inc.’s Form 8-K filed on January 30, 2002.

(3)                                  Incorporated by reference to Tripath Technology Inc.’s Form 10-Q for the quarter ended September 30, 2002.