Form 10-K/A
period 2002-12-31
TRIPATH TECHNOLOGY INC
filed 2003-04-30
CIK 1045739

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter:  $43,393,098.

There were 41,360,894 shares of Tripath Technology Inc. common stock outstanding on April 18, 2003.

EXPLANATORY NOTE

                    This amended filing to the Annual Report on Form 10-K filed by Tripath Technology Inc. with the Securities and Exchange Commission on March 28, 2003, as amended on April 2, 2003, includes Part III information and a revised opinion of the Company’s former independent accountants, PricewaterhouseCoopers LLP.  In the previously included opinion, PricewaterhouseCoopers LLP stated that the Company’s recurring losses from operations and net stockholders’ deficit raise substantial doubt about the Company’s ability to continue as a going concern.  In the revised opinion, PricewaterhouseCoopers LLP states that the Company's recurring losses from operations and accumulated deficit raise substantial doubt about the Company's ability to continue as a going concern.

                In addition, this amended filing to the Annual Report includes revised disclosure of the number of shares of the Company’s common stock issuable upon exercise of outstanding stock options, which had been previously overstated by 3.4 million shares.

                Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 8, “Consolidated Financial Statements and Supplementary Data,” and Item 14, "Controls and Procedures,'' are amended and restated in their entirety as set forth herein.

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

The credit agreement was used to issue stand-by letters of credit totaling $1.7 million to collateralize our obligations to a third party for the purchase of inventory and to provide a security deposit for the lease of new office space. At December 31, 2002, there was up to $8.3 million available under the credit facility, subject to certain restrictions in the borrowing base. We believe that we are eligible to borrow up to $1.1 million as of March 15, 2003. The amount by which the aggregate face amount of all outstanding stand-by letters of credit exceeds the borrowing base, as determined by eligible receivables, represents the amount of restricted cash necessary to secure the letters of credit. Subsequent to December 31, 2002, we have reduced the amount of outstanding stand-by letters of credit by $1.0 million, from $1.7 million to $0.7 million.

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

Our independent accountants have included an explanatory paragraph in their audit report on our consolidated financial statements for the fiscal year ended December 31, 2002, which indicates that we have suffered recurring losses from operations and have an accumulated deficit that raises substantial doubt about our ability to continue as a going concern.  The inclusion of a going concern explanatory paragraph in our independent auditor’s audit report on our consolidated financial statements for the fiscal year ended December 31, 2002 could have a detrimental effect on our stock price, and our ability to raise new capital.

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

On March 17, 2003, The Nasdaq Stock Market, Inc. extended a pilot program governing bid price rules for all Nasdaq National Market and Nasdaq SmallCap issuers. The pilot program allows issuers that meet core SmallCap initial listing criteria to benefit from extended compliance periods for satisfying minimum bid price requirements. Therefore, if we meet the core SmallCap initial listing criteria, we will be eligible to apply for an extended compliance period for satisfying the minimum bid price requirements. Stock trading on The Nasdaq SmallCap Market is typically less liquid and usually involves larger variations between the bid and ask price than stock trading on the Nasdaq National Market.  Therefore, the transfer of our stock from the Nasdaq National Market to The Nasdaq SmallCap Market could have an adverse effect on the liquidity of our common stock and your ability to sell our common stock.

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

PART II

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

The following table summarizes sales to end customers comprising 10% or more of the Company’s total revenue for the periods indicated :

	% of Revenue for the Year Ended December 31,
	2002	2001	2000

Customer A	—	29%	60%
Customer B	—	12%	—
Customer C	—	13%	—
Customer D	31%	25%	24%
Customer E	19%	—	—

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

	Year Ended December 31,
	2002	2001	2000
Net loss applicable to common stockholders, as reported	$(34,266)	$(26,981)	$(41,267)
Total stock-based employee compensation expense included in the net loss, determined under the recognition and measurement principles of APB Opinion No. 25, net of related tax effects	(284)	260	14,793
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,527)	(5,625)	(26,765)
Proforma net loss applicable to common stockholders	$(36,077)	$(32,346)	$(53,239)

As reported	$(0.88)	$(1.00)	$(2.34)

Pro forma	$(0.93)	$(1.20)	$(3.02)

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

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods presented (in thousands):

	December 31,
	2002	2001	2000
Common stock options	7,535	7,117	7,315
Common stock under Employee Stock Purchase Plan	349	413	500
Common stock warrants	3,329	25	127

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

The Company has reserved the following number of shares of common stock for future issuance (in thousands):

	December 31,
	2002	2001	2000
Common stock warrants	3,329	25	127
Common stock under Employee Stock Purchase Plan	349	413	500
Common stock upon exercise of outstanding stock options	7,535	7,117	7,315
	11,213	7,555	7,942

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

The following table summarizes stock option activity under the Company’s Stock Option Plans (in thousands, except per share data):

Options Outstanding

	Options Available for Grant	Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 1999	683	3,767	$1.22
Additional shares reserved	8,000	—	$—
Granted	(5,574)	5,574	$10.08
Canceled	899	(899)	$6.78
Exercised	—	(1,127)	$0.89
Balance at December 31, 2000	4,008	7,315	$7.36
Granted	(5,515)	5,515	$2.77
Additional shares reserved	1,300	—	$—
Canceled	4,848	(4,848)	$7.67
Exercised	—	(865)	$1.47
Balance at December 31, 2001	4,641	7,117	$4.30
Granted	(3,282)	3,282	$0.19
Additional shares reserved	2,000	—	$—
Canceled	2,860	(2,860)	$3.33
Exercised	—	(4)	$1.50
Balance at December 31, 2002	6,219	7,535	$2.88

Significant options groups outstanding at December 31, 2002 and related weighted average exercise prices and contractual life information are as follows:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price Per Share	Number Vested and Exercisable	Weighted Average Exercise Price Per Share
	Outstanding
$ 0.14-$ 0.21	3,074,625	8.7	$0.15	347,605	$0.14
$ 0.50-$ 1.00	1,759,499	7.8	$0.54	1,692,200	$0.54
$ 1.45-$ 2.50	733,387	5.7	$1.54	733,387	$1.54
$ 4.50-$ 8.00	735,149	5.7	$5.22	710,148	$5.23
$ 8.25-$ 12.00	925,187	7.1	$11.84	925,187	$11.84
$ 12.06-$ 19.88	272,500	3.8	$13.46	272,500	$13.46
$ 20.00-$ 21.75	35,000	7.7	$20.36	35,000	$20.36
	7,535,347			4,716,027

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

The fair value of options at the date of grant was estimated on the date of grant based on the method prescribed by SFAS No. 123. The following table summarizes the estimated fair value of options and assumptions used in the SFAS No. 123 calculations for stock option plans:

	Year Ended December 31,
	2002	2001	2000
Estimated fair value	$0.14	$2.21	$5.57
Expected lives (in years)	5	5	5
Volatility	110%	110%	70%
Risk-free interest rate	3.83%	4.56%	6.27%
Dividend yield	—	—	—

The following table summarizes the estimated fair value of employees’ purchase rights and assumptions used in the SFAS No. 123 calculations:

	Year Ended December 31,
	2002	2001	2000
Estimated fair value	$0.38	$0.70	$6.39
Expected lives (in years)	0.5	0.5	0.5
Volatility	110%	110%	70%
Risk-free interest rate	3.83%	4.56%	5.36%
Dividend yield	—	—	—

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

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a brief biography of each director of Tripath Technology Inc. (“Tripath” or the “Company”). Information regarding executive officers of the Company is included in Part I of this Annual Report under a separate item captioned "Executive Officers of the Registrant."

Name	Age	Principal Occupation/ Position Held With the Company
Dr. Adya S. Tripathi	50	President and Chief Executive Officer, Chairman of the Board
Mr. A.K. Acharya	46	President of HTL Co. Japan Ltd.
Mr. Andy Jasuja	52	Founder and Chairman of Sigma Systems Group
Mr. Y.S. Fu	54	President of Wyse Technology (Taiwan Ltd.)

                Dr. Adya S. Tripathi, founded Tripath and has served as our President, Chief Executive Officer and Chairman since our inception in 1995. Before founding Tripath, Dr. Tripathi held a variety of senior management and engineering positions with Advanced Micro Devices, Hewlett-Packard, International Business Machines (“IBM”), International Microelectronic Products (“IMP”), National Semiconductor and Vitel Communications. Dr. Tripathi holds Bachelor of Science and Master of Science degrees in Electrical Engineering from Banaras Hindu University in India. He pursued graduate work at the University of Nevada-Reno and the University of California-Berkeley, receiving his doctorate of philosophy in Electrical Engineering from the former in 1984. Dr. Tripathi has also taught at the University of California-Berkeley Extension.

Mr. A.K. Acharya, has served as a director of our company since August 2002. Mr. Acharya is President of HTL Co. Japan Ltd, a software development company for semiconductor capital equipment, a position he has held since 1994. Mr. Acharya holds a Bachelor of Technology in Electrical Engineering from the Indian Institute of Technology in  India and a Masters of Technology degree in Electrical Engineering-Control System and Instrumentation from the Institute of Technology, Banaras Hindu University in India.

Mr. Andy Jasuja, has served as a director of our company since September 2002. Mr. Jasuja is the founder and Chief Executive Officer of Sigma Software Solutions, a provider of service management software for cable companies. Between 1994 and 2002, Mr. Jasuja served as Chairman of Sigma Systems Group. Mr. Jasuja is an information technology professional with 27 years of experience in the software industry. Prior to founding Sigma, Mr. Jasuja spent several years in the banking and telecommunications industries in senior management and consulting roles. Mr. Jasuja holds a Bachelor of Science degree in Electrical Engineering from the Institute of Technology in Varansi, India and a Master of Science degree in Systems Design Engineering from the University of Waterloo in Ontario, Canada.

Mr. Y.S. Fu, has served as a director of our company since May 2002. Mr. Fu is President of Wyse Technology (Taiwan) Ltd., a server-centric computing company, a position he has held since 1998. He was previously President of WK Technology Investment Co., a technology investment firm based in Taiwan.  Mr. Fu has also held positions with Logitech Far East Ltd., Qume and Texas Instruments. Mr. Fu has a Bachelor of Science degree in Mechanical Engineering from Chung-Yuan Christian University in Taiwan and a Masters of Business Administration from West Coast University in California, U.S.A.

 Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s executive officers and directors and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”) and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than ten percent stockholders are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. The Company believes that all Executive Officers and Directors of the Company complied with all applicable filing requirements during the fiscal year ended December 31, 2002, except that Form 4s which were related to a single stock option grant made by the Company in October 2002 to each of A. K. Acharya, Y. S. Fu, Andy Jasuja, Naresh Sharma and Adya Tripathi were not filed on a timely basis. All such Form 4s have since been filed with the Commission.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

Our directors did not receive any cash compensation for their services as directors during fiscal year 2002.  Our 2000 Stock Plan provides for grants of options to purchase common stock to our directors who are not employees. Our non-employee directors each received a grant of options to purchase 100,000 shares of our common stock for their service during fiscal year 2002.  Our non-employee directors did not receive any options to purchase shares of our common stock for participation on any committee of the board of directors on which they served during fiscal year 2002. In addition, our directors are reimbursed for expenses incurred in connection with attending board and committee meetings.

SUMMARY OF COMPENSATION

As of December 31, 2002, our directors and Named Executive Officers as a group held options to purchase a total of 1,234,270 shares of common stock, at exercise prices ranging from $0.14 to $13.20 per share. These options are scheduled to expire on various dates between January 27, 2007 and October 2, 2012.

SUMMARY COMPENSATION TABLE

The following table sets forth all compensation awarded to, earned by, or paid to our Chief Executive Officer and the other four most highly paid executive officers, each of whose total cash compensation exceeded $100,000 during the years ended December 31, 2002, 2001 and 2000.

		Annual Compensation					Long-Term Compensation
Name and Principal Position	Year	Salary		Bonus			Securities Underlying Options
Adya S. Tripathi (1) Chief Executive Officer	2002 2001 2000	$ $ $	348,000 360,000 358,875	$ $ $	0 61,182 1,335,401	(1) (1)	200,000 200,000 200,000
John DiPietro (2) Chief Financial Officer	2002 2001 2000	$ $ $	132,081 175,000 155,152	$ $ $	0 4,300 25,000		0 200,000 200,000
Naresh Sharma Vice President of Operations	2002 2001 2000	$ $ $	137,500 140,346 125,000	$ $ $	0 0 0		100,000 170,000 45,000
Alan J. Soucy (2) Vice President of Sales	2002 2001 2000	$ $ $	128,631 200,000 198,875	$ $ $	0 0 5,000		0 200,000 200,000

(1)                                  On April 14, 2000, the board of directors forgave notes and related interest totaling $738,000. Including the gross-up for taxes, total compensation to the Chief Executive Officer related to the forgiveness of indebtedness was $1,335,401. Additional gross-up for taxes yielded $61,182 supplemental compensation in 2001.

                In fiscal 2000, 2001 and 2002, Dr. Tripathi was granted options to purchase 1 million, 500,000 and 2.5 million shares of the Company’s common stock, respectively.  The Company’s 2000 Stock Option Plan includes a 200,000 share annual limitation on grants.  As a result, stock option grants covering an aggregate of 3.4 million shares exceeded the annual limitation under the Company’s 2000 Stock Option Plan, and such grants are invalid. On April 28, 2003, in consideration of the invalid grants and in order to fairly compensate Dr. Tripathi with respect to such invalid grants, the Compensation Committee of the Board of Directors approved a grant of options to purchase 200,000 shares and 1.8 million shares of restricted stock, pursuant to the 2000 Stock Option Plan. Such grants will vest as to 50% on April 28, 2004 and as to the remainder on April 28, 2005.

(2)                                  As of December 31, 2002, these individuals are no longer Tripath employees.

OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth information with respect to stock options granted during fiscal year 2002 to each of our executive officers named in the summary compensation table (the “Named Executive Officers”). The percentage of total options granted to our employees in the last fiscal year is based on options granted to purchase an aggregate of 3,282,500 shares of common stock during fiscal year 2002. We have never granted any stock appreciation rights.

The exercise prices present our board of directors’ estimate of the fair market value of our common stock on the grant date. In establishing these prices, our board of directors considered many factors, including our financial condition and operating results, transactions involving the issuances of shares of our preferred stock, the senior rights and preferences accorded issued shares of preferred stock and the market for comparable stock.

The amounts shown as potential realizable value represent hypothetical gain that could be achieved for the respective options if exercised at the end of the option term. These amounts represent assumed rates of appreciation in the value of our common stock from the fair market value at the date of grant. The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Commission and do not represent our estimate of projection of the future price of our common stock. Actual gains, if any, on stock option exercises depend on the future performance of the trading price of our common stock. The amounts reflected in the table may not necessarily be achieved.

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Options Term
Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal 2002	Exercise Price Per Share	Expiration Date	5%	10%
Adya Tripathi (1)	200,000	6.09%	$0.154	10/02/07	$4,936	$14,294
John DiPietro	—	—	$—	—	$—	$—
Alan Soucy	—	—	$—	—	$—	$—
Naresh Sharma	100,000	3.05%	$0.140	10/02/12	$8,805	$22,312

(1)           In fiscal 2002, Dr. Tripathi was granted options to purchase 2.5 million shares of the Company’s common stock.  The Company’s 2000 Stock Option Plan includes a 200,000 share annual limitation on grants.  As a result, stock option grants covering 2.3 million shares exceeded the annual limitation under the Company’s 2000 Stock Option Plan, and such grants are invalid.

YEAR-END OPTION VALUES

The following table provides information for the Named Executive Officers concerning the number and value of securities underlying exercisable and unexercisable options held as of December 31, 2002.  No options were exercised during the year ended December 31, 2002 by any of the Named Executive Officers.

	Number of Securities Underlying Unexercised Options at December 31, 2002 (#)		Value of Unexercised In-the-Money Options at December 31, 2002 ($)
	Exercisable	Unexercisable	Exercisable	Unexercisable
Adya S. Tripathi (1)	391,665	208,335	$2,100	$23,100
John DiPietro	—	—	$—	$—
Alan J. Soucy	—	—	$—	$—
Naresh Sharma	100,827	228,443	$583	$13,417

(1)           In fiscal 2000, 2001 and 2002, Dr. Tripathi was granted options to purchase 1 million, 500,000 and 2.5 million shares of the Company’s common stock, respectively.  The Company’s 2000 Stock Option Plan includes a 200,000 share annual limitation on grants.  As a result, stock option grants covering an aggregate of 3.4 million shares exceeded the annual limitation under the Company’s 2000 Stock Option Plan, and such grants are invalid.

The values shown for in-the-money options represent the difference between the respective exercise price of outstanding stock options, and $0.28, which is the fair market value of our common stock as of December 31, 2002.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain information with respect to the Company’s equity compensation plans in effect as of December 31, 2002.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders:
2000 Stock Option Plan	7,535,347	$2.88	6,219,000
2000 Employee Stock Purchase Plan	—	—	349,000
Equity compensation plans not approved by security holders	—	—	—
Total	7,535,347	$2.88	6,568,000

The above equity compensation plans of the Company that were in effect as of December 31, 2002 were adopted with the approval of the Company’s stockholders.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of March 31, 2003, certain information as known to the Company with respect to the beneficial ownership of our common stock by (i) any person (including any group as that term is used in Section 13(d)(3) of the Securities Exchange Act), known by the Company to be the beneficial owner of more than 5% of the Company’s voting securities, (ii) each director and each nominee for director to the Company, (iii) each of the executive officers named in the Summary Compensation Table appearing herein, and (iv) all current executive officers and directors of the Company as a group.

Beneficial Ownership+

Beneficial Owner and Address*	Number of Shares**	Percent of Total
Adya S. Tripathi (1)	10,558,333	25.53%
Manchester Management Company, LLC (2)	2,602,200	6.29%
Pequot entities (3)	2,400,000	5.80%
David P. Eichler	—	—
Naresh Sharma (4)	187,800	***
Graham Wright	—	—
Andy Jasuja	34,166	***
A.K. Acharya (5)	50,566	***
Y.S. Fu (6)	29,166	***
Directors and executive officers as a group (7 persons) (7)	10,860,031	26.26%

*                     Unless otherwise indicated above, the address for each stockholder on this table is c/o Tripath Technology Inc., 2560 Orchard Parkway, San Jose, CA 95131.

**              Unless otherwise indicated below, the persons and entities named in the table have sole voting or investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

***         Less than one percent (1%).

(1) Includes 458,333 shares issuable upon exercise of stock options held by Dr. Tripathi and includes 900,000 shares held in trust for the benefit of Dr. Tripathi’s minor children over which Dr. Tripathi holds sole voting and dispositive power. In fiscal 2000, 2001 and 2002, Dr. Tripathi was granted options to purchase 1 million, 500,000 and 2.5 million shares of the Company’s common stock, respectively.  The Company’s 2000 Stock Option Plan includes a 200,000 share annual limitation on grants.  As a result, stock option grants covering an aggregate of 3.4 million shares exceeded the annual limitation under the Company’s 2000 Stock Option Plan, and such grants are invalid.

(2) Based on a Schedule 13G filed with the Securities and Exchange Commission on March 15, 2002, Manchester Management Company, LLC has entities have sole voting and sole dispositive power over 2,602,200 shares.

(3) Includes 1,500,000 shares and warrants to purchase 300,000 shares held by Pequot Scout Fund, L.P. and 500,000 shares and warrants to purchase 100,000 shares held by Pequot Navigator Offshore Fund Inc.

(4) Includes 133,642 shares issuable upon the exercise of stock options held by Mr. Sharma.

(5) Includes 29,166 shares issuable upon the exercise of stock options held by Mr. Acharya and 20,000 shares held by HTL Co. Japan Ltd.

(6) Includes 29,166 shares issuable upon the exercise of stock options held by Mr. Fu.

(7) Includes 684,473 shares issuable upon the exercise of stock options held by the Company’s executive officers and directors.

+ This table is based upon information supplied by officers, directors and principal stockholders, and Schedules 13D and 13G filed with the Commission. The number and percentage of shares beneficially owned are based on the aggregate of 41,357,145 shares of our common stock outstanding as of March 31, 2003, adjusted as required by the rules promulgated by the Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In the Company’s last fiscal year, there has not been nor is there currently proposed any transaction or series of similar transactions to which the Company was or is to be a party in which the amount involved exceeds $60,000 and in which any director, executive officer, holder of more than 5% of our common stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

INDEMNIFICATION AGREEMENTS

Our bylaws provide that we shall indemnify our directors and officers and may indemnify our employees and other agents to the fullest extent permitted by Delaware law. Our bylaws also permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in such capacity, regardless of whether the Delaware General Corporation Law expressly permits indemnification.

We have entered into agreements to indemnify our directors and executive officers, in addition to the indemnification provided for in our bylaws. These agreements, among other things, indemnify our directors and executive officers for certain expenses including attorneys’ fees, judgments, fines and settlement amounts incurred by any director or executive officer in any action or proceeding, including any action by or in our right arising out of that person’s services as a director, officer, employee, agent or fiduciary for us, any subsidiary of ours or any other company or enterprise to which the person provides services at our request. The agreements do not provide for indemnification in cases where

•                  the claim is brought by the indemnified party;

•                  the indemnified party has not acted in good faith;

•                  the expenses have been paid directly to the indemnified party under a policy of officers’ and directors’ insurance maintained by us; or

•                  the claim arises under Section 16(b) of the Securities Exchange Act.

We believe that these provisions and agreements are necessary to attract and retain qualified persons as directors and executive officers. It is the position of the Securities and Exchange Commission that indemnification for liabilities arising under federal or state securities laws is against public policy and not enforceable.

At present, there is no pending litigation or proceeding involving any of our directors or officers in which indemnification is required or permitted, and we are not aware of any threatened litigation or proceeding that may result in a claim for such indemnification.

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

Changes in internal controls. On April 21, 2003, the Company revised its internal controls and procedures to include a requirement that, where a signed document must be filed with or furnished to the Commission, the Company will receive a manually signed signature page or other document authenticating, acknowledging or otherwise adopting the signature that appears in the filing.  Such document will be executed and received by the Company before or at the time the filing is made and will be retained by the Company for a period of five years after the date of filing.  Except as described above, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls.  Accordingly, no additional corrective actions were required or undertaken.

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
Dr. Adya S. Tripathi President and Chief Executive Officer, Chairman of the Board
Dated: April 30, 2003

POWER OF ATTORNEY

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DR. ADYA S. TRIPATHI	President and Chief Executive Officer (Principal Executive Officer)	April 30, 2003
Dr. Adya S. Tripathi

/s/ DAVID P. EICHLER	Chief Financial Officer (Principal Financial and Accounting Officer) Vice President of Finance	April 30, 2003
David P. Eichler

*	Director	April , 2003
A.K. Acharya

*	Director	April , 2003
Y.S. Fu

*	Director	April , 2003
Andy Jasuja

* By: /s/	DAVID P. EICHLER
David P. Eichler (Attorney-In-Fact)

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

Date: April  30, 2003

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

Date: April  30, 2003

/s/ David P. Eichler
David P. Eichler
Chief Financial Officer

EXHIBIT INDEX

Number	Description of Document
3.1(1)	Restated Certificate of Incorporation of Tripath Technology Inc.
3.2(1)	Bylaws of Tripath Technology Inc.
3.3(2)	Certificate of Designation of Preferences and Rights of Series A Preferred Stock
4.1(1)	Specimen common stock certificate
4.2(1)	Second Amended and Restated Shareholder Rights Agreement, dated September 15, 1998, between Tripath Technology Inc. and Certain Stockholders of Tripath Technology Inc.
4.3(2)	Registration Rights Agreement, dated January 22, 2002, by and among Tripath Technology Inc. and Certain Stockholders of Tripath Technology Inc.
4.4(2)	Form of Certificate for Warrants to Purchase Tripath Technology Inc.’s Series A Preferred Stock, dated January 24, 2002
10.1(1)†	Form of Indemnification Agreement, between Tripath Technology Inc. and each of its directors and officers
10.2(1)	License and Supply Agreement, dated July 9, 1999, between STMicroelectronics, Inc. and Tripath Technology Inc.
10.3(1)	Lease Agreement, by and between Tripath Technology Inc. and Peery/Arrillaga dated October 16, 1997
10.4(1)†	2000 Stock Plan and form of option agreement
10.5(1)†	2000 Employee Stock Purchase Plan
10.6(2)	Securities Purchase Agreement, dated January 22, 2002, by and among Tripath Technology Inc. and certain purchasers of its capital stock
10.7(3)	Loan and Security Agreement, dated July 12, 2002, between Comerica Bank-California and Tripath Technology Inc.
10.8(3)	First Amendment to Loan and Security Agreement, dated July 12, 2002, between Comerica Bank-California and Tripath Technology Inc.
10.9*	Form of Second Amendment to Loan and Security Agreement, dated July 12, 2002, between Comerica Bank-California and Tripath Technology Inc.
10.10(3)	Intellectual Property Agreement, dated July 12, 2002, between Comerica Bank-California and Tripath Technology Inc.
10.11(3)	Sublease Agreement, dated July 18, 2002, between Nortel Networks, Inc. and Tripath Technology Inc.
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants
24.1*	Power of Attorney (See Form 10-K Signature Page)
99.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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