Form 10-Q
period 2003-03-31
TRIPATH TECHNOLOGY INC
filed 2003-05-16
CIK 1045739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                    to                   .

Commission File Number 000-31081

TRIPATH TECHNOLOGY INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0407364

(State or other jurisdiction of Incorporation or Organization)

(I.R.S. Employer Identification No.)

2560 Orchard Parkway San Jose, California 95131

(Address of Principal Executive Office including (Zip Code)

(408) 750-3000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☐ No ☒

41,360,894 shares of the Registrant’s common stock were outstanding as of May 14, 2003.

PART I.    Financial Information

Item 1. Financial Statements

TRIPATH TECHNOLOGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

Unaudited

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$9,232	$10,112
Restricted cash	—	486
Accounts receivable, net	1,232	1,471
Inventories	4,240	5,252
Prepaid expenses and other current assets	108	706

Total current assets	14,812	18,027

Property and equipment, net	2,167	2,474
Other assets	72	184
Total assets	$17,051	$20,685

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,289	$2,395
Current portion of capital lease obligations	250	225
Accrued expenses	872	1,070
Deferred distributor revenue	672	626
Total current liabilities	3,083	4,316

Long term liabilities	1,038	933
Commitments and contingencies (see Note 11)
Stockholders’ equity:

Common stock, $0.001 par value, 100,000,000 shares authorized; 41,357,145 and 41,326,760 shares issued and outstanding	41	41
Additional paid-in capital	187,754	187,835
Deferred stock-based compensation	(39)	(91)
Accumulated deficit	(174,826)	(172,349)
Total stockholders’ equity	12,930	15,436

Total liabilities and stockholders’ equity	$17,051	$20,685

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TRIPATH TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

Unaudited

	Three Months Ended March 31,
	2003	2002
Revenue	$2,952	$4,555
Cost of revenue	2,207	8,554

Gross profit (loss)	745	(3,999)

Operating expenses:
Research and development	1,978	3,549
Selling, general and administrative	1,246	1,807

Total operating expenses	3,224	5,356

Loss from operations	(2,479)	(9,355)
Interest and other income, net	2	48

Net loss	(2,477)	(9,307)

Accretion on preferred stock	—	(14,952)

Net loss applicable to common stockholders	$(2,477)	$(24,259)

Basic and diluted net loss per share applicable to common stockholders	$(0.06)	$(0.78)

Number of shares used in computing basic and diluted net loss per share	41,352	31,193

Stock-based compensation included in:

	Three Months Ended March 31,
	2003	2002
Cost of revenue	$2	$13
Research and development	17	212
Selling, general and administrative	(55)	122

Total stock-based compensation	$(36)	$347

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TRIPATH TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Unaudited

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(2,477)	$(9,307)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	320	358
Allowance for doubtful accounts	—	127
Provision for excess inventory	—	4,977
Stock-based compensation	(36)	347
Changes in assets and liabilities:
Accounts receivable	239	(1,098)
Inventories	1,012	1,714
Prepaid expenses and other assets	710	114
Accounts payable	(1,106)	(250)
Accrued expenses	(20)	(120)
Deferred distributor revenue	46	(103)

Net cash used in operating activities	(1,312)	(3,241)

Cash flows from investing activities:
Sale of short-term investments	—	1,100
Restricted cash	486	—
Purchase of property and equipment	(13)	(59)

Net cash provided by investing activities	473	1,041

Cash flows from financing activities:
Proceeds from issuance of common stock, net	7	19,746
Principal payments on capital lease obligations	(48)	(87)

Net cash provided by (used in) financing activities	(41)	19,659

Net increase (decrease) in cash and cash equivalents	(880)	17,459
Cash and cash equivalents, beginning of period	10,112	3,997

Cash and cash equivalents, end of period	$9,232	$21,456

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Tripath Technology Inc.

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

1.                                       Basis of Presentation

The unaudited condensed interim consolidated financial statements included herein have been prepared by Tripath Technology Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary to state fairly the Company’s financial position, results of operations and cash flows for the periods presented. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2002.  Our fiscal year-end and fourth quarter ends on December 31, whereas our first, second and third quarter ends on the Sunday closest to the calendar month end date.  For presentation purposes, the Company has indicated that its first quarter ended on March 31, whereas in fact, the Company’s first quarter of fiscal 2003 ended on March 30, 2003. The Company’s first quarter of fiscal  2002 ended on March 31, 2002. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year.

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

The unaudited condensed interim consolidated financial statements include the accounts of the Company and its wholly owned Japanese subsidiary, which was incorporated in January 2001. All significant intercompany balances and transactions have been eliminated in consolidation. The U.S. dollar is the functional currency for the Company’s Japanese wholly-owned subsidiary. Assets and liabilities that are not denominated in the functional currency are remeasured into U.S. dollars and the resulting gains or losses are included in “Interest and other income, net.” Such gains or losses have not been material for any period presented.

The Company's unaudited condensed interim consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company's former independent accountants included an explanatory paragraph in their audit report on the Company's consolidated financial statements for the fiscal year ended December 31, 2002 which indicates that the Company has suffered recurring losses from operations and has an accumulated deficit that raises substantial doubt about the Company's ability to continue as a going concern.

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

The Company believes, based on its ability to implement the aforementioned measures, if needed, that it will have liquidity sufficient to meet its operating, working capital and financing needs for the next nine months and perhaps beyond. The Company has not made any adjustment to its consolidated financial statements as a result of the outcome of the uncertainty described above.

2.             Revenue recognition

The Company recognizes revenue from product sales upon shipment to original equipment manufacturers and end users, net of sales returns and allowances. The Company’s sales to distributors are made under arrangements allowing limited rights of return, generally under product warranty provisions, stock rotation rights and price protection on products unsold by the distributor. In addition, the distributor may request special pricing and allowances which may be granted subject to approval by the Company. As a result of these returns rights and potential pricing adjustments, except in very limited circumstances, the Company defers recognition on sales to distributors until products are resold by the distributor to the end user. Revenue may be recognized when sold to a distributor when the distributor has no rights of return.

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

Total potential common stock of 10,338,000 and 7,051,000 shares were not included in the diluted net loss per share calculation for the periods ended March 31, 2003 and 2002, respectively, because to do so would be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended March 31,
	2003	2002
Numerator:
Net loss	$(2,477)	$(9,307)
Accretion on preferred stock	—	(14,952)
Net loss applicable to common stockholders	$(2,477)	$24,259
Denominator:

Weighted average common stock	41,352	31,193
Basic and diluted net loss per share applicable to common stockholders	$(0.06)	$(0.78)

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

The following table sets forth, for each of the periods presented, the deferred stock-based compensation recorded and the amortization of deferred stock-based compensation (in thousands):

	Three Months Ended March 31,
	2003	2002
Deferred stock-based compensation	$(88)	$(34)
Amortization of deferred stock-based compensation	$(36)	$347

Unamortized deferred stock-based compensation at March 31, 2003 and December 31, 2002 was $39,000 and $91,000 respectively.

5.                                    Accounting for stock-based compensation

The Company accounts for its stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  No stock-based employee compensation cost is reflected in net income for the periods ended March 31, 2003 and 2002, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation.

	Three Months Ended March 31,
	2003	2002
Net loss	$(2,477)	$(9,307)
Accretion on preferred stock	—	(14,952)
Net loss applicable to common stockholders, as reported	(2,477)	(24,259)
Total stock-based employee compensation expense (benefit) included in the net loss, determined under the recognition and measurement principles of APB Opinion No. 25, net of related tax effects	(36)	347
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(94)	(1,681)
Pro forma net loss applicable to common stockholders	$(2,607)	$(26,385)

Loss per share:
Basic - as reported	$(0.06)	$(0.78)
Basic - pro forma	$(0.06)	$(0.82)

6.                                       Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents.  Cash and cash equivalents consist of cash on deposit with banks, money market funds and commercial paper, bonds and notes, the fair value of which approximates cost.

The Company categorizes short-term investments as available-for-sale. Accordingly these investments are carried at fair value. The Company had no short-term investments as of March 31, 2003 or December 31, 2002.

The Company has a credit facility with a financial institution that has certain restrictions in the borrowing base. The amount by which the aggregate face amount of all outstanding stand-by letters of credit exceeds the borrowing base, as determined by eligible receivables, represents the amount of restricted cash necessary to secure the letters of credit. At March 31, 2003, the Company had no restricted cash.

7 .            Concentration of credit risk and significant customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. Substantially all of the Company’s cash and cash equivalents are invested in highly-liquid money market funds and commercial securities with major financial institutions. Short-term investments consist of U.S. government and commercial bonds and notes. The Company sells its products principally to original equipment manufacturers. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses, as considered necessary by management. Credit losses to date have been consistent with management’s estimates. During the quarters ended March 31, 2003 and 2002, the Company had minimal bad debts write-offs.

The following table summarizes sales to end customers comprising 10% or more of the Company’s total revenue for the periods indicated:

	% of Revenue for the Quarter Ended March 31,
	2003	2002

Customer A	25%	31%
Customer B	21%	—
Customer C	11%	—
Customer D	—	21%
Customer E	—	24%

The Company’s accounts receivable were concentrated with three customers at March 31, 2003 representing 24%, 18% and 18% of aggregate gross receivables, four customers at March 31, 2002 representing 35%, 22%, 12% and 10% of aggregate gross receivables.

8.                                       Inventories

Inventories are stated at the lower of cost or market. This policy requires the Company to make estimates regarding the market value of the Company’s inventory, including an assessment of excess or obsolete inventory. The Company determines excess and obsolete inventory based on an estimate of the future demand and estimated selling prices for the Company’s products within a specified time horizon, generally 12 months. The estimates the Company uses for expected demand are also used for near-term capacity planning and inventory purchasing and are consistent with the Company’s revenue forecasts. Actual demand and market conditions may be different from those projected by the Company’s management. If the Company’s unit demand forecast is less than the Company’s current inventory levels and purchase commitments during the specified time horizon, or if the estimated selling price is less than the Company’s inventory value, the Company will be required to take additional excess inventory charges or write-downs to net realizable value which will decrease the Company’s gross margin and net operating results in the future. During the quarter ended March 31, 2002, the Company recorded a provision for excess inventory of approximately $5 million related to excess inventory for the Company’s TA2022 product as a result of a decrease in forecasted sales for this product.

Inventories are comprised of the following (in thousands):

	March 31, 2003	December 31, 2002
Raw materials	$1,237	$1,868
Work-in-process	495	551
Finished goods	2,113	2,409
Inventory held by distributors	395	424
Total	$4,240	$5,252

9.             Segment and geographic information

The Company has determined that it has one reportable business segment: the design, license and marketing of integrated circuits.

The following is a geographic breakdown of the Company’s sales by shipping destination for the following periods:

	Three Months Ended
	March 31,
	2003	2002
United States	$171	$72
Japan	1,239	1,290
Singapore	307	336
Taiwan	442	1,052
China	274	1,174
Rest of world	519	631
	$2,952	$4,555

Approximately 69% and 62% of the Company's total revenue for the three months ended March 31, 2003 and March 31, 2002, respectively, was derived from sales to end customers based outside the United States.

10.           Line of credit

On July 12, 2002, the Company entered into a credit agreement with a financial institution that provides for a one-year revolving credit facility in an amount of up to $10 million, subject to certain restrictions in the borrowing base based on eligibility of receivables. Any advances under the credit agreement will be secured by the Company’s personal property and will bear interest at the prime rate plus 0.875% per annum. The Company has agreed to provide a security interest in its intellectual property solely, in the event that a judicial authority holds that this is necessary, to enable the financial institution to perfect the financial institution’s security interest in the rights to payment and proceeds from sale of the Company’s personal property. The Company has also agreed not to pledge its intellectual property to a third party.  The credit agreement contains certain financial and reporting covenants.  The covenant relating to meeting the deadline for submission of reporting items was violated during the quarter ended March 31, 2003.  A waiver is in the process of being obtained from the financial institution for the covenant that was violated.

The credit agreement was used to issue stand-by letters of credit totaling $0.7 million to collateralize the Company’s obligations to a third party for the purchase of inventory and to provide a security deposit for the lease of new office space. At March 31, 2003, there was up to $9.3 million available under the credit facility, subject to certain restrictions in the borrowing base. The Company is currently unable to borrow any additional amounts at March 31, 2003. The amount by which the aggregate face amount of all outstanding stand-by letters of credit exceeds the borrowing base, as determined by eligible receivables, represents the amount of restricted cash necessary to secure the letters of credit. At March 31, 2003, the Company had outstanding stand-by letters of credit of $0.7 million.

11.           Commitments and contingencies

Lease commitments:  The Company leases office space and equipment under non-cancelable operating leases.  The Company also has a capital lease for research and development related software.

Our total potential commitments on our operating leases and inventory purchases as of  March 31, 2003, were as follows (in thousands):

As of March 31, 2003	Operating Leases	Capital Lease	Inventory Purchase Commitments
2003	$392	$230	$1,002
2004	933	406	—
2005	1,083	408	—
2006	1,046	—	—
2007	269	—	—
Total minimum lease payments	$3,723	1,044	$1,002
Less: amount representing interest		(129)
Present value of minimum lease payments		915
Less: current portion of capital lease obligations		(250)
Long-term capital lease obligations		$665

Contingencies:  From time to time, in the normal course of business, various claims could be made against the Company.  At March 31, 2003, there were no pending claims the outcome of which is expected to result in a material adverse effect on the financial position or results of operations of the Company.

12.           Guarantees

In November 2002, the FASB issued FIN No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others — an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34.” The following is a summary of the Company’s agreements that the Company has determined are within the scope of FIN 45.

The Company provides a limited warranty for up to one year for any defective products. During the quarter ended March 31, 2003 and for the year ended December 31, 2002, warranty expense was insignificant. The Company has a reserve for warranty costs of $30,000, which has not changed in the past quarter.

Pursuant to its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. To date, the Company has not incurred any costs as there have been no lawsuits or claims that would invoke these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2003.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors and customers, its sublandlord and (ii) its agreements with investors. Under these provisions the Company has agreed to generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. To date, the Company has not incurred any costs as there have been no lawsuits or claims related to these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2003.

13.                                 Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” as well as FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers.” This Statement amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions.  The Company adopted the provisions of SFAS 145 on January 1, 2003. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002, and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146.  The Company adopted SFAS 146 on January 1, 2003. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities.  The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end.  The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted FIN 45 on January 1, 2003 and has provided the required disclosures about guarantees.  The Company did not have significant warranty expense for the period ended March 31, 2003. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure — an amendment of FASB Statement No.123.”(“SFAS 148”).  SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS 148 are effective for fiscal years ended after December 15, 2002.  The interim disclosure requirements are effective for interim periods ending after December 15, 2002.  The Company adopted SFAS 148 on January 1, 2003, and has provided disclosures to comply with the requirements of SFAS 148.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”).  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  The Company adopted FIN 46 on January 1, 2003. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to us that are based on the beliefs of our management as well as assumptions made by and information currently available to our management.  In addition, when used in this report, the words “likely,” “will,” “suggests,” “target,” “may,” “would,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict,” and similar expressions and their variants, as they relate to us or our management, may identify forward looking statements.  Such statements reflect our judgment as of the date of this quarterly report on Form 10-Q with respect to future events, the outcome of which are subject to certain known and unknown risks and uncertainties, including but not limited to the factors set forth elsewhere in this report and in “Risk Factors,” which may have a significant impact on our business, operating results or financial condition.  Investors are cautioned that these forward looking statements are inherently uncertain.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein.  Although we believe that the expectations reflected in these forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward looking statements.  All forward looking statements included in this report are based on information available to us as of the date of this report.  We undertake no obligation to update or revise any forward looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law.

The following discussion and analysis should be read in connection with the condensed consolidated financial statements and the notes thereto included in Item 1 in this quarterly report and our annual report on Form 10-K, as amended on April 30, 2003, for the year ended December 31, 2002.

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

Revenue Recognition: We recognize revenue from product sales upon shipment to original equipment manufacturers and end users, net of reserves for estimated returns and allowances, provided that persuasive evidence of an arrangement exists, the price is fixed, title has transferred, collectibility of resulting receivables is reasonably assured, there are no acceptance requirements and there are no remaining significant obligations. Sales to distributors are made under arrangements allowing limited rights of return, generally under product warranty provisions, stock rotation rights and price protection on products unsold by the distributor. In addition, the distributor may request special pricing and allowances which may be granted subject to approval by us. As a result of these returns rights and potential pricing adjustments, except in very limited circumstances we defer recognition on sales to distributors until products are resold by the distributor to the end user.  Revenue may be recognized when sold to a distributor when the distributor has no rights of return.

Inventories:   Inventories are stated at the lower of cost or market. This policy requires us to make estimates regarding the market value of our inventory, including an assessment of excess or obsolete inventory. We determine excess and obsolete inventory based on an estimate of the future demand and estimated selling prices for our products within a specified time horizon, generally 12 months. The estimates we use for expected demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. Actual demand and market conditions may be different from those projected by our management. If our unit demand forecast is less than our current inventory levels and purchase commitments during the specified time horizon, or if the estimated selling price is less than our inventory value, we will be required to take additional excess inventory charges or write-downs to net realizable value, which will decrease our gross margin and net operating results in the future. During the quarter ended March 31, 2002, we recorded a provision for excess inventory of approximately $5 million related to excess inventory for our TA2022 product as a result of a decrease in forecasted sales for this product.

Results of Operations

Three months ended March 31, 2003 and 2002

Revenue.  Revenue for the three months ended March 31, 2003 was $3.0 million, a decrease of $1.6 from revenues of $4.6 million for the three months ended March 31, 2002.  The decrease in revenue resulted primarily from a decrease in sales of our TA1101, TA2020, TA2022 and TA3020 digital audio amplifiers.

Sales to Apple Computer Inc. and Kyoshin Technosonic Co., Ltd., (KTS) accounted for approximately 25% and 21%, respectively, of revenue in the three months ended March 31, 2003 and 31% and 0%, respectively, in the corresponding prior year quarter. Sales to our five largest customers represented approximately 70% of revenue in the three months ended March 31, 2003 and 87% of revenue in the three months ended March 31, 2002.

Gross Profit (Loss).  Gross profit for the three months ended March 31, 2003 was $0.7 million (including stock-based compensation expense of $2,000), compared with a gross loss of $4.0 million (including stock-based compensation expense of $13,000) for the three months ended March 31, 2002.  The gross profit for the three months ended March 31, 2003 reflects ongoing product cost reduction efforts.

The gross loss for the three months ended March 31, 2002 was primarily due to a write off of  $5.0 million for excess inventory. The inventory charge related to excess inventory for the Company’s TA 2022 product based on a decline in forecasted sales for this product.

Research and Development.  Research and development expenses for the three months ended March 31, 2003 were $2.0 million (including stock-based compensation expense of $17,000), a decrease of $1.5 million from $3.5 million (including stock-based compensation expense of $212,000) for the three months ended March 31, 2002.  The year over year decrease for the three month periods resulted from a decrease in personnel costs, a decrease in product development expenses and lower expenses related to rent and insurance.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended March 31, 2003 were $1.2 million (including stock-based compensation benefit of $55,000) a decrease of $600,000 from $1.8 million (including stock-based compensation expense of $122,000) for the three months ended March 31, 2002. Selling general and administrative expenses decreased year over year due to decreased headcount and related costs and lower expenses related to rent, insurance and bad debts.

Accretion on Preferred Stock. Accretion on preferred stock for the three months ended March 31, 2003 was $0 compared to approximately $15.0 million for the corresponding prior year quarter. The year-over-year decrease was due to the financing transaction that was completed in January 2002, in which we raised $21 million in gross proceeds through a private placement of non-voting Series A Preferred Stock and warrants. The accretion related to the beneficial conversion feature represents the difference between the accounting conversion price and the fair value of the common stock on the date of the transaction, after valuing the warrants issued in connection with the financing transaction.

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

Net cash used in operating activities decreased from $3.2 million for the three months ended March 31, 2002 to $1.3 million for the three months ended March 31, 2003. The $1.9 million decrease was primarily due to a $1.8 million reduction in net loss, which was net of a provision for excess inventory of $5.0 million during the three months ended March 31, 2002, plus lower levels of accounts receivable, inventories, accounts payable and other working capital items.  Under the current lease agreement we did not pay any cash during the first quarter of 2003. However, beginning August 1, 2003 we will be required to pay approximately $42,000 per month.

Net cash provided by investing activities decreased to $0.5  million for the three months ended March 31, 2003 as compared to $1.0 million for the three months ended March 31, 2002. The decrease was due to a decrease in sale of short-term investments offset by a decrease in restricted cash.

Cash used in financing activities for the three months ended March 31, 2003 was $41,000 as compared to cash provided by financing activities of $19.7 million for the three months ended March 31, 2002. We completed a financing in January 2002 and raised $21 million in gross proceeds through a private placement.

At March 31, 2003, we had approximately $9.2 million in cash and net total working capital of approximately $11.7 million with which to fund current operations.

We entered into a credit agreement with a financial institution that provides for a one year revolving credit facility in an amount of up to $10 million subject to certain restrictions in the borrowing base based on eligibility of receivables. The credit agreement was used to secure stand-by letters of credit which currently total $0.7 million. We are currently unable to borrow any additional amounts at March 31, 2003 and do not expect to be able to borrow any substantial amounts in the future under this credit agreement.

Our total potential commitments on our operating leases and inventory purchases as of  March 31, 2003, were as follows (in thousands):

As of March 31, 2003	Operating Leases	Capital Lease	Inventory Purchase Commitments
2003	$392	$230	$1,002
2004	933	406	—
2005	1,083	408	—
2006	1,046	—	—
2007	269	—	—
Total minimum lease payments	$3,723	1,044	$1,002
Less: amount representing interest		(129)
Present value of minimum lease payments		915
Less: current portion of capital lease obligations		(250)
Long-term capital lease obligations		$665

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

If future revenues and gross margins do not meet our forecasts, we may take measures to reduce our operating expenses, such as reducing headcount or canceling research and development projects. However, we may need to raise additional funds to finance our activities next year and beyond through public or private equity or debt financings, the formation of strategic partnerships or alliances with other companies or through bank borrowings with existing or new banks. We may not be able to obtain additional funds on terms that would be favorable to us and our stockholders, or at all.

We believe, based on our ability to implement the aforementioned measures, if needed, that we will have liquidity sufficient to meet our operating, working capital and financing needs for the next nine months and perhaps beyond.  We have not made any adjustment to our consolidated financial statements as a result of the outcome of the uncertainty described above. Our former independent accountants included an explanatory paragraph in their audit report on our consolidated financial statements for the fiscal year ended December 31, 2002 which indicates that we have suffered recurring losses from operations and have an accumulated deficit that raises substantial doubt about our ability to continue as a going concern.

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”

SFAS 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” as well as FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers.” This Statement amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions.  We adopted the provisions of SFAS 145 on January 1, 2003. The adoption of this statement did not have a material impact on our consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002, and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146.  We adopted SFAS 146 on January 1, 2003. The adoption of this statement did not have a material impact on our consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”).” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities.  The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end.  The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We adopted FIN 45 on January 1, 2003 and have provided the required disclosures about guarantees.  We did not have significant warranty expense for the period ended March 31, 2003. The adoption of this standard did not have a material impact on our consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure — an amendment of FASB Statement No.123.”(“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS 148 are effective for fiscal years ended after December 15, 2002.  The interim disclosure requirements are effective for interim periods ending after December 15, 2002. We adopted SFAS 148 on January 1, 2003 and have provided disclosures to comply with the requirements of SFAS 148.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”).  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  We adopted FIN 46 on January 1, 2003. The adoption of this standard did not have a material impact on our consolidated financial statements.

Risk Factors

Set forth below and elsewhere in this quarterly report and in the other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward looking statements contained in this quarterly report.  Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this quarterly report and our other public filings.  Some of these factors are as follows:

Risks Related to Our Business

We have a history of losses, expect future losses and may never achieve or sustain profitability.

As of March 31, 2003, we had an accumulated deficit of $174.8 million. We incurred net losses of approximately $2.5 million in the three months ended March 31, 2003, $19.3 million (before accretion on preferred stock of $14.9 million) in 2002 and $27.0 million in 2001.  We may continue to incur net losses and these losses may be substantial. Furthermore, we may continue to generate significant negative cash flow in the future. We will need to generate substantially higher revenue to achieve and sustain profitability and positive cash flow. Our ability to generate future revenue and achieve profitability will depend on a number of factors, many of which are described throughout this section. If we are unable to achieve or maintain profitability, we will be unable to build a sustainable business. In this event, our share price and the value of your investment would likely decline and the Company might be unable to continue as a going concern.

We may need to raise additional capital to continue to grow our business, which may not be available to us.

Because we have had losses, we have funded our operating activities to date from the sale of securities, including our most recent financing in January 2002. Additionally, in July 2002, we put in place a $10 million revolving line of credit for a term of one year, whose availability is dependent on meeting certain loan covenants. However, to grow our business significantly, we will need additional capital. We cannot be certain that any such financing will be available on acceptable terms, or at all. Moreover, additional equity financing, if available, would likely be dilutive to the holders of our common stock, and debt financing, if available, would likely involve restrictive covenants. If we cannot raise sufficient additional capital, it would adversely affect our ability to achieve our business objectives and to continue as a going concern.

Our former independent accountants have included a going concern explanatory paragraph in their report on our consolidated financial statements.

Our former independent accountants have included an explanatory paragraph in their audit report on our consolidated financial statements for the fiscal year ended December 31, 2002, which indicates that we have suffered recurring losses from operations and have an accumulated deficit that raises substantial doubt about our ability to continue as a going concern.  The inclusion of a going concern explanatory paragraph in our independent auditor’s audit report on our consolidated financial statements for the fiscal year ended December 31, 2002 could have a detrimental effect on our stock price, and our ability to raise new capital.

We may not be able to pay our debt and other obligations, which would cause us to be in default under the terms of our credit facility, which would result in harm to our business and financial condition.

On July 12, 2002, we entered into a credit agreement with a financial institution that provides for a one-year revolving credit facility in an amount of up to $10 million.  Any advances under the credit agreement will be secured by our personal property and will bear interest at the prime rate plus 0.875% per annum. We have agreed to provide a security interest in our intellectual property solely, in the event that a judicial authority holds that this is necessary, to enable the financial institution to perfect the financial institution’s security interest in the rights to payment and proceeds from sale of our personal property. We have also agreed not to pledge our intellectual property to a third party. The credit agreement contains certain financial and reporting covenants.  A covenant relating to meeting the deadline for submission of reporting items was violated during the quarter ended March 31, 2003.  A waiver is in the process of being obtained from the financial institution for the covenant that was violated. We intend to fulfill our debt service obligations from cash generated by our operations, if any, and from our existing cash and investments.  There can be no assurance that we will be able to meet our debt service obligations of the credit facility.

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

The market for our products is extremely competitive and is characterized by aggressive pricing.  As a result, margins in our market are often low. Traditionally, we have experienced low or even negative margins.  To assist us in reaching profitability, we must continue to increase our margins by reducing the cost of our products.  We have taken steps in the past and plan to take additional steps in 2003 and beyond to reduce our cost of manufacturing and to improve our overall profit margin, but there is no guarantee that we will be successful in our efforts to reduce our manufacturing costs and improve our gross margins in the future.

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

We must build inventory well in advance of product shipments. The semiconductor industry is highly cyclical and in light of the current downturn, which has resulted in excess capacity and overproduction, there is a risk that we could continue to forecast inaccurately and produce excess inventories of our products.  As a result of such inventory imbalances, large future inventory write-downs may occur due to excess inventory or inventory obsolescence. In addition, any adjustment in our ordering patterns resulting from increased inventory may adversely affect our suppliers’ willingness to meet our demand, if our demand increases in the future.

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

A relatively small number of customers have accounted for most of our revenues to date.  Any reduction or delay in sales of our products to one or more of these key customers could seriously reduce our sales volume and revenue and adversely affect our operating results.  In particular, sales to three large customers, including Apple Computer Inc., Kyoshin Technosonic Co., Ltd., (KTS) and Samsung Electronics Co., Ltd., accounted for approximately 25%, 21% and 11%, respectively, of revenue for the three months ended March 31, 2003 and 31%, 0% and 4% respectively, in the corresponding prior year quarter.  Moreover, sales to our five largest end customers represented approximately 70% revenue in the three months ended March 31, 2003 and 87% of revenue in the three months ended March 31, 2002.  We expect that we will continue to rely on the success of our largest customers and on our success in selling our existing and future products to those customers in significant quantities.  However, we cannot be sure that we will retain our largest customers or that we will be able to obtain additional key customers or replace key customers we may lose or who may reduce their purchases.

We currently rely on sales of six products for a significant portion of our revenue, and the failure of these products to be successful in the future could substantially reduce our sales.

We currently rely on sales of our TA0105, TA1101B, TA2020, TA2024, TK2050 and TLD4012 digital audio amplifiers to generate a significant portion of our revenue. Sales of these products amounted to 93% of our revenue for the three months ended March 31, 2003, 75% of our revenue in 2002 and 69% of our revenue in 2001. We have developed additional products and plan to introduce more products in the future, but there can be no assurance that these products will be commercially successful. Consequently, if our existing products are not successful, our sales could decline substantially.

Our lengthy sales cycle makes it difficult for us to predict if or when a sale will be made, to forecast our revenue and to budget expenses, which may cause fluctuations in our quarterly results.

Because of our lengthy sales cycles, we may continue to experience a delay between incurring expenses for research and development, sales and marketing and general and administrative efforts, as well as incurring investments in inventory, and the generation of revenue, if any, from such expenditures.  In addition, the delays inherent in such a lengthy sales cycle raise additional risks of customer decisions to cancel or change product plans, which could result in our loss of anticipated sales.  Our new products are generally incorporated into our customers’ products or systems at the design stage.  To try and have our products selected for design into new products of current and potential customers, commonly referred to as design wins, often requires significant expenditures by us without any assurance of success.  Once we have achieved a design win, our sales cycle will start with the test and evaluation of our products by the potential customer and design of the customer’s equipment to incorporate our products.  Generally, different parts have to be redesigned to incorporate our devices successfully into our customers’ products.  The sales cycle for the test and evaluation of our products can range from a minimum of three to six months, and it can take a minimum of an additional six to nine months before a customer commences volume production of equipment that incorporates our products.  Achieving a design win provides no assurance that such customer will ultimately ship products incorporating our products or that such products will be commercially successful.  Our revenue or prospective revenue would be reduced if a significant customer curtails, reduces or delays orders during our sales cycle, or chooses not to release products incorporating our products.

The current general economic downturn in the semiconductor industry has lead and may continue to lead to decreased revenue.

During 2001, 2002 and the first quarter of 2003, slowing worldwide demand for semiconductors has resulted in significant inventory buildups for semiconductor companies.  Presently, we cannot predict with any degree of certainty how long the semiconductor industry downturn will last or how severe the downturn will be. If the downturn continues or worsens, we may experience greater levels of cancellations and/or push-outs of orders for our products in the future, which could adversely affect our business and operating results, including the possibility of additional inventory write-downs, over a prolonged period of time. In addition, we reduced our workforce during fiscal 2002 by approximately 20%, or about 15 people.  If we continue to reduce our workforce, it may adversely impact our ability to respond rapidly to any renewed growth opportunities in the future.

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

•                  market competition.

We cannot guarantee success with regard to these factors.

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

The facilities of several of our key manufacturers and the majority of our customers, are located in geographic regions with increased risks of natural disasters, labor strikes and political unrest.

Several key manufacturers and a majority of customers are located in the Pacific Rim region. The risk of earthquakes in this region, particularly in Taiwan, is significant due to the proximity of major earthquake fault lines. Earthquakes, fire, flooding and other natural disasters in the Pacific Rim region likely would result in the disruption of our foundry partners’ assembly and testing capacity and the ability of our customers to purchase our products. Labor strikes or political unrest in these regions would likely also disrupt operations of our foundries and customers. In particular, there is a recent history of political unrest between China and Taiwan. Any disruption resulting from such events could cause significant delays in shipments of our products until we are able to shift our manufacturing, assembly and testing from the affected contractor to another third party vendor. We cannot be sure that such alternative capacity could be obtained on favorable terms, if at all. Moreover, any such disruptions could also cause significant decreases in our sales to these customers until our customers resume normal purchasing volumes.

It is unclear how the Severe Acute Respiratory Syndrome (SARS) outbreak will impact our business.

The recent SARS outbreak may have an adverse impact on our worldwide business, particularly in the Pacific Rim region, where the outbreak has been most widespread. Several key manufacturers and a majority of our customers are located in the Pacific Rim region. In the three months ended March 31, 2003, sales to end customers based in the Pacific Rim region accounted for approximately 63% of our total revenues. If the SARS outbreak leads to quarantines affecting our operations in the Pacific Rim region, it would likely cause serious harm to our operations in Asia. In addition, in response to the SARS outbreak, many companies have restricted travel for their employees in the affected regions, which may affect our ability to conduct sales, marketing and other operations in these areas. If the outbreak were to continue or worsen, these adverse effects could grow, as well as possibly impact the economies of the affected countries overall, and, accordingly, adversely impact our manufacturing and sales in the Pacific Rim region. The risk of delayed or cancelled orders is particularly relevant with respect to enterprise customer orders, which are more likely to be cancelled, delayed or reduced and also have a greater financial impact on our operating results.

Stockholders will incur additional dilution upon the exercise of warrants, and management will have sole discretion to use the proceeds received from exercise of these warrants.

To the extent that the warrants issued in connection with the January 2002 Series A financing are exercised, there will be additional dilution to your shares.  If all of the warrants are exercised, we will be required to issue an additional 3,328,760 shares of common stock, or approximately 8% of the common stock outstanding as of March 31, 2003. If all of the warrants are exercised in full, we would receive approximately $6.4 million in proceeds.  Our management will have sole discretion over use of these proceeds and may spend the proceeds in ways with which our stockholders may not agree.

We may not maintain The Nasdaq Small Cap Market listing requirements, and as a result, our common stock may be subject to delisting.

On August 13, 2002, we received a deficiency notice from the Nasdaq Stock Market, or Nasdaq, for failing to maintain the Nasdaq National Market’s minimum bid price requirement for continued listing, which includes meeting a $1.00 minimum bid price for 30 consecutive trading days. As we were unable to maintain this requirement, we submitted an application to Nasdaq for transfer to their SmallCap Market.  The application was approved and accordingly we are now listed on The Nasdaq SmallCap Market.  Stock trading on The Nasdaq SmallCap Market is typically less liquid and usually involves larger variations between the bid and ask price than stock trading on the Nasdaq National Market.  Therefore, the transfer of our stock from the Nasdaq National Market to The Nasdaq SmallCap Market could have an adverse effect on the liquidity of our common stock and your ability to sell our common stock.  To remain listed on The Nasdaq SmallCap Market, we must meet the minimum listing requirement that the bid price of our common stock closes at $1.00 per share or higher for a minimum of 10 consecutive trading dates.  As we had not met this minimum listing requirement by the initial deadline of February 10, 2003, we applied for and, on February 11, 2003, were provided with, an additional 180 days, or until August 8, 2003, to gain compliance with The Nasdaq SmallCap Market minimum listing requirement.  If we are unable to meet the minimum listing requirement prior to August 8, 2003, we may be delisted from The Nasdaq SmallCap Market, or, in the alternative, we may be granted an additional grace period to regain compliance. Furthermore, we may be eligible to transfer back to the Nasdaq National Market if by August 8, 2003 the bid price of our common stock maintains the $1.00 per share requirement for 30 consecutive trading days and we have maintained compliance with all other continued listing requirements of the Nasdaq National Market.

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

The threat of terrorist attacks involving the United States, the instability in the Middle East, a decline in consumer confidence and continued economic weakness and geo-political instability have had a substantial adverse impact on the economy.  If consumer confidence does not recover, our revenues may be adversely impacted for fiscal 2003 and beyond. Moreover, any further terrorist attacks involving the U.S., or any additional U.S. military actions overseas may disrupt our operations or those of our customers and suppliers.  These events have had and may continue to have an adverse impact on the U.S. and world economy in general and consumer confidence and spending in particular, which could harm our sales. Any of these events could increase volatility in the U.S. and world financial markets which could harm our stock price and may limit the capital resources available to us and our customers or suppliers. This could have a significant impact on our operating results, revenues and costs and may result in increased volatility in the market price of our common stock.

We are subject to anti-takeover provisions that could delay or prevent an unfriendly acquisition of our company.

Provisions of our restated certificate of incorporation, equity incentive plans, bylaws and Delaware law may discourage transactions involving an unfriendly change in corporate control.  In addition to the foregoing, the stockholdings of our officers, directors and persons or entities that may be deemed affiliates and the ability of our board of directors to issue preferred stock without further stockholder approval could have the effect of delaying, deferring or preventing a third party from acquiring us and may adversely affect the voting and other rights of holders of our common stock.

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

We currently obtain almost all of our manufacturing, assembly and test services from suppliers located outside the United States and may expand our manufacturing activities abroad.  Approximately 69% of our total revenue for the three months ended March 31, 2003 was derived from sales to end customers based outside the United States.  In 2002 and 2001, 61% and 72%, respectively, of our total revenue was derived from sales to end customers based outside of the United States.  In addition, we often ship products to our domestic customers’ international manufacturing divisions and subcontractors.

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

The market for our DSL products is new and emerging, and is characterized by rapid technological advances, intense competition and a relatively small number of potential customers. This will likely result in price erosion on existing products and pressure for cost-reduced future versions. We recently started to ship our TA4012 DSL line driver in volume and are in the sampling phase of our new dual channel line driver. Implementation of our products require manufacturers to accept our technology and redesign their products.  If potential customers do not accept our technology or experience problems implementing our devices in their products, our products could be rendered obsolete and our business would be harmed.  If we are unsuccessful in introducing future products with enhanced performance, our ability to achieve revenue growth will be seriously harmed.

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

Our business depends, in part, on our ability to protect our intellectual property.  We rely primarily on patent, copyright, trademark and trade secret laws to protect our proprietary technologies.  We cannot be sure that such measures will provide meaningful protection for our proprietary technologies and processes. As of March 31, 2003, we have 22 issued United States patents, and 20 additional United States patent applications which are pending. In addition, we have 14 international patents issued and an additional 61 international patents pending. We cannot be sure that any patent will issue as a result of these applications or future applications or, if issued, that any claims allowed will be sufficient to protect our technology.  In addition, we cannot be sure that any existing or future patents will not be challenged, invalidated or circumvented, or that any right granted thereunder would provide us meaningful protection.  The failure of any patents to provide protection to our technology would make it easier for our competitors to offer similar products.  In connection with our participation in the development of various industry standards, we may be required to agree to license certain of our patents to other parties, including our competitors, that develop products based upon the adopted standards.

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

Item 4. Controls and Procedures

(a)    Evaluation of disclosure controls and procedures.  Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”), are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

(c)    Limitations on the effectiveness of controls. Our management, including the chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Part II.          Other Information

Item 1.             Legal proceedings

None.

Item 6.    Exhibits and Reports on Form 8-K

(a)                                  Exhibits

See Exhibit Index below

(b)                                 Reports on Form 8-K

None

Availability of this Report

The Company intends to make this quarterly report on Form 10-Q publicly available on its web site (www.tripath.com) without charge immediately following its filing with the Securities and Exchange Commission.  The Company assumes no obligation to update or revise any forward-looking statements in this quarterly report on Form 10-Q, whether as a result of new information, future events or otherwise, unless it is required to do so by law.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.

Tripath Technology Inc.

Date: May 16, 2003

By:	/s/ David P. Eichler

David P. Eichler
Vice President Finance and
Chief Financial Officer
Principal Financial and Accounting Officer

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

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 16, 2003

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

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 16, 2003

/s/ David P. Eichler
David P. Eichler
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Restated Certificate of Incorporation of Tripath Technology Inc.
3.2(1)	Bylaws of Tripath Technology Inc.
99.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                      This certification accompanies this quarterly report on Form 10-Q and shall not be deemed “filed” by Tripath Technology Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(1)               Incorporated by reference to the Registrant’s Registration Statement on Form S-1, registration number 333-35028, as amended.