Form 10-Q
period 2003-06-30
TRIPATH TECHNOLOGY INC
filed 2003-08-08
CIK 1045739

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ____________________

                                    FORM 10-Q

                              ____________________


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


        For the transition period from __________  to  ____________


                        Commission File Number 000-31081

                             TRIPATH TECHNOLOGY INC.
             (Exact name of registrant as specified in its charter)


             Delaware                               77-0407364
    (State or other jurisdiction         (I.R.S. Employer Identification No.)
   of Incorporation or Organization)

                              2560 Orchard Parkway
                           San Jose, California 95131
           (Address of Principal Executive Office including (Zip Code)

                                 (408) 750-3000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 ("Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |_| No |X|

43,287,944 shares of the Registrant's common stock were outstanding as of August 4, 2003.

================================================================================



                                TABLE OF CONTENTS

PART I. Financial Information

          Item 1. Financial Statements (unaudited)

                   Condensed Consolidated Balance Sheets at June 30, 2003 and December 31, 2002

                   Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2003 and 2002

                   Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2003 and 2002

                   Notes to Condensed Interim Consolidated Financial Statements

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Item 3. Quantitative and Qualitative Disclosures about Market Risk

          Item 4. Controls and Procedures

PART II. Other Information


          Item 4. Submission of Matters to a Vote of Security Holders

          Item 5. Other Information

          Item 6. Exhibits and Reports on Form 8-K

          Signature

          Exhibit Index


PART I.  Financial Information

Item 1. Financial Statements

                             TRIPATH TECHNOLOGY INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                    Unaudited

                                                                                                      June 30,      December 31,
                                                                                                        2003            2002
                                                                                                    ----------      ------------
Current assets:

   Cash and cash equivalents                                                                       $   8,116       $   10,112

   Restricted cash                                                                                        --              486

   Accounts receivable, net                                                                            2,302            1,471

   Inventories                                                                                         3,659            5,252

   Prepaid expenses and other current assets                                                            153              706
                                                                                                  ----------      ----------

   Total current assets                                                                               14,230          18,027


Property and equipment, net                                                                            1,891           2,474

Other assets                                                                                              72             184
                                                                                                  ----------      ----------

   Total assets                                                                                    $  16,193       $  20,685
                                                                                                   =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

   Accounts payable                                                                                $  1,615       $   2,395

   Current portion of capital lease obligations                                                         275             225

   Accrued expenses                                                                                     740           1,070

   Deferred distributor revenue                                                                        1,211            626
                                                                                                  ----------      ----------
   Total current liabilities
                                                                                                       3,841          4,316


Long term liabilities                                                                                  1,140            933

Commitments and contingencies (see Note 11)

Stockholders' equity:
   Common stock, $0.001 par value, 100,000,000 shares authorized;
    43,234,942 and 41,326,760 shares issued and outstanding                                              43               41

   Additional paid-in capital                                                                       188,126          187,835

   Deferred stock-based compensation                                                                   (315)             (91)
   Accumulated deficit                                                                             (176,642)        (172,349)
                                                                                                  ----------      ----------
Total stockholders' equity                                                                           11,212           15,436
                                                                                                  ----------      ----------

Total liabilities and stockholders' equity                                                      $    16,193        $  20,685
                                                                                                   =========      ==========


               The accompanying notes are an integral part of these condensed interim consolidated financial statements.





                             TRIPATH TECHNOLOGY INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                    Unaudited


                                                                 Three months ended                      Six months ended
                                                                      June 30,                               June 30,
                                                               2003           2002                     2003            2002
                                                               ----           ----                     ----            ----
Revenue.........................................            $   3,139      $   6,052                $  6,091        $  10,607

Cost of revenue.................................                2,220          5,242                   4,427           13,796
                                                            ---------      ---------                --------        ---------

Gross profit (loss).............................                  919            810                   1,664           (3,189)
                                                            ---------      ---------                --------        ---------

Operating expenses:
   Research and development.....................                1,625          3,328                   3,603            6,877

   Selling, general and administrative..........                1,113          1,547                   2,359            3,354
                                                            ---------      ---------                --------        ---------

Total operating expenses........................                2,738          4,875                   5,962           10,231
                                                            ---------      ---------                --------        ---------

Loss from operations............................              (1,819)         (4,065)                (4,298)          (13,420)
Interest and other income, net..................                    3             52                      5               100
                                                            ---------      ---------                --------        ---------


Net loss........................................            $  (1,816)     $  (4,013)              $ (4,293)        $ (13,320)
                                                            ==========     ==========              =========        ==========

Beneficial conversion feature on issuance of
   Preferred Stock...........................                       -              -                      -           (14,952)
                                                            ---------      ---------                --------        ---------


Net loss applicable to common stockholders......            $  (1,816)    $   (4,013)              $ (4,293)        $ (28,272)
                                                            ==========     ==========              =========        ==========

Basic and diluted net loss per share applicable
   to common stockholders                                   $  (0.04)     $    (0.10)             $   (0.10)       $    (0.78)
                                                            ==========     ==========              =========        ==========

Number of shares used in computing basic and
diluted net loss per share.........................            42,631          41,308                41,999            36,278
                                                            ==========     ==========              =========        ==========



          Stock-based compensation included in:

                                                            Three months ended                        Six months ended
                                                                  June 30,                                 June 30,
                                                          2003                  2002                  2003         2002
                                                          ----                  ----                  ----         ----
Cost of revenue.................................      $      1               $    10               $     3       $     23

Research and development........................             17                  148                    34            360

Selling, general and administrative.............             26                   83                   (29)           205
                                                     ----------              -------               --------      --------


Total stock-based compensation..................     $       44             $    241              $      8      $    588
                                                     ===========            =========             ========      ========

               The accompanying notes are an integral part of these condensed interim consolidated financial statements.


                             TRIPATH TECHNOLOGY INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                    Unaudited
                                                                                                 Six months ended
                                                                                                      June 30,

                                                                                                2003            2002
                                                                                                ----            ----
Cash flows from operating activities:
   Net loss............................................................                  $     (4,293)       $   (13,320)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization...................................                           634                737

       Allowance for doubtful accounts.................................                             -                127

       Provision for excess inventory..................................                             -              4,977

       Stock-based compensation........................................                             8                588

             Deferred rent................................................                        356                  -
       Changes in assets and liabilities:

            Accounts receivable........................................                          (831)             (4,450)

               Inventories.............................................                         1,593               3,064

          Prepaid expenses and other assets............................                           665                 477
          Accounts payable.............................................                          (780)             (1,439)

          Accrued expenses.............................................                          (330)                275

          Deferred distributor revenue.................................                           585                 201
                                                                                        --------------        -----------


           Net cash used in operating activities.......................                        (2,393)            (8,763)
                                                                                        --------------        -----------

Cash flows from investing activities:
    Sale of short-term investments.....................................                             -               1,100

    Purchase of property and equipment.................................                           (52)               (243)


    Restricted Cash....................................................                           486                    -
                                                                                        --------------         -----------


           Net cash provided by investing activities...................                           434                 857
                                                                                        --------------         -----------

Cash flows from financing activities:

    Proceeds from issuance of common stock, net................................                    55              19,708
    Proceeds from issuance of common stock through ESPP                                             6                   -

    Principal payments on capital lease obligations....................                           (98)               (175)
                                                                                        --------------         -----------

           Net cash used in/provided by financing activities...........                           (37)             19,533
                                                                                        --------------         -----------

Net (decrease)increase in cash and cash equivalents....................                        (1,996)             11,627
Cash and cash equivalents, beginning of period.........................                        10,112               3,997
                                                                                        --------------         -----------


Cash and cash equivalents, end of period...............................                 $       8,116          $   15,624
                                                                                        =============          ==========

               The accompanying notes are an integral part of these condensed interim consolidated financial statements.

                             Tripath Technology Inc.
          Notes to Condensed Interim Consolidated Financial Statements
                                   (Unaudited)

1.       Basis of Presentation

The unaudited condensed interim consolidated financial statements included herein have been prepared by Tripath Technology Inc. (the "Company") in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary to state fairly the Company's financial position, results of operations and cash flows for the periods presented. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2002. The Company's fiscal year-end and fourth quarter ends on December 31, whereas the Company's first, second and third quarter ends on the Sunday closest to the calendar month end date. For presentation purposes, the Company has indicated that its second quarter ended on June 30, whereas in fact, the Company's second quarter of fiscal 2003 ended on June 29, 2003. The Company's second quarter of fiscal 2002 ended on June 30, 2002. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year.

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

The unaudited condensed interim consolidated financial statements include the accounts of the Company and its wholly-owned Japanese subsidiary, which was incorporated in January 2001. All significant intercompany balances and transactions have been eliminated in consolidation. The U.S. dollar is the functional currency for the Company's Japanese wholly-owned subsidiary. Assets and liabilities that are not denominated in the functional currency are remeasured into U.S. dollars and the resulting gains or losses are included in "Interest and other income, net." Such gains or losses have not been material for any period presented.

The Company's unaudited condensed interim consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's former independent accountants included an explanatory paragraph in their audit report on the Company's consolidated financial statements for the fiscal year ended December 31, 2002, which indicates that the Company has suffered recurring losses from operations and has an accumulated deficit that raises substantial doubt about the Company's ability to continue as a going concern.

To conserve cash, the Company has implemented cost cutting measures, and in August 2001, implemented a restructuring program. In addition, on January 24, 2002, the Company completed a financing in which it raised $21 million in gross proceeds through a private equity placement and in July 2002, the Company entered into a credit agreement with a financial institution that provided for a one-year revolving credit facility of up to $10 million, subject to certain restrictions in the borrowing base based on eligibility of receivables. The credit agreement expired on June 30, 2003 and has not been renewed.

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

2.       Revenue recognition

The Company recognizes revenue from product sales upon shipment to original equipment manufacturers and end users, net of sales returns and allowances. The Company's sales to distributors are made under arrangements allowing limited rights of return, generally under product warranty provisions, stock rotation rights and price protection on products unsold by the distributor. In addition, the distributor may request special pricing and allowances which may be granted subject to approval by the Company. As a result of these returns rights and potential pricing adjustments, except in very limited circumstances, the Company defers recognition on sales to distributors until products are resold by the distributor to the end user. Revenue may be recognized when sold to a distributor when the distributor has no right of return.

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

Total potential common stock of 10,145,000 and 10,027,000 shares were not included in the diluted net loss per share calculation for the three and six-month periods ended June 30, 2003, respectively, because to do so would be anti-dilutive. For the three and six month periods ended June 30, 2002, 7,886,000 and 7,284,000 shares of potential common stock were excluded from the calculation of diluted net loss per share because they were anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share amounts):

                                                                  Three months ended                       Six months ended
                                                                        June 30                                 June 30
                                                                        -------                                 -------
                                                                  2003                2002                 2003             2002
                                                                  ----                ----                 ----             ----
Numerator:
   Net loss                                                 $    (1,816)          $  (4,013)          $  (4,293)       $   (28,272)
                                                            ============          ==========          =========        ===========
Denominator:

   Weighted average common stock                                  42,631              41,308             41,999             36,278
                                                            ============          ==========          =========        ===========

Net loss per share:
   Basic and diluted                                        $     (0.04)          $    (0.10)         $   (0.10)       $    (0.78)
                                                            ============          ==========          =========        ===========

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

The following table sets forth, for each of the periods presented, the deferred stock-based compensation recorded and the amortization of deferred stock-based compensation (in thousands):

                                                                                   Three months ended           Six months ended
                                                                                         June 30                     June 30
                                                                                         -------                     -------
                                                                                    2003         2002           2003       2002
                                                                                    ----         ----           ----       ----
                        Deferred stock-based compensation                       $    320      $  (135)         $  232     $ (169)

                        Amortization of deferred stock-based compensation       $     44      $    241         $    8     $  588


         Unamortized deferred stock-based compensation at June 30, 2003 and December 31, 2002 was $ 315,000 and $91,000 respectively.

5. Accounting for stock-based compensation

         The Company accounts for its stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income for the periods ended June 30, 2003 and 2002, as all options granted under those plans had an exercise price no less than the market value of the underlying common stock on the date of grant.

         The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation.


                                                                                     Three months ended         Six months ended
                                                                                          June 30,                   June 30,
                                                                                   2003         2002           2003          2002
                                                                                   ----         ----           ----          ----
Net loss applicable to common stockholders, as reported..................        (1,816)       (4,013)        (4,293)      (28,272)

Total stock-based employee compensation expense included in the net loss, determined under the recognition and measurement principles of APB
   Opinion No. 25, net of related tax effects............................            44           240              8           588


Total stock-based employee compensation expense determined under fair
value based method for all awards, net of related tax effects..........            (162)         (787)           (256)      (2,396)
                                                                                  -------       --------        --------     -------



Pro forma net loss applicable to common stockholders.....................       $  (1,934)    $ (4,560)      $ (4,541)   $ (30,080)
                                                                                =========     =========      ========    =========
As reported..............................................................
                                                                                $   (0.04)    $   (0.10)     $  (0.10)   $  (0.78)
                                                                               ===========    ==========     ========    =========
Pro forma................................................................
                                                                                $    (0.05)    $   (0.11)     $   (0.11)  $  (0.83)
                                                                                ===========    ==========     ==========  =========

6. Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market funds and commercial paper, bonds and notes, the fair value of which approximates cost.

The Company categorizes short-term investments as available-for-sale. Accordingly these investments are carried at fair value. The Company had no short-term investments as of June 30, 2003 or December 31, 2002.

The Company had a credit facility with a financial institution that had certain restrictions in the borrowing base. The amount by which the aggregate face amount of all outstanding stand-by letters of credit exceeded the borrowing base, as determined by eligible receivables, represented the amount of restricted cash necessary to secure the letters of credit. At June 30, 2003, the Company had no restricted cash. The credit agreement expired on June 30, 2003 and has not been renewed.

7 .      Concentration of credit risk and significant customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. Substantially all of the Company's cash and cash equivalents are invested in highly-liquid money market funds and commercial securities with major financial institutions. Short-term investments consist of U.S. government and commercial bonds and notes. The Company sells its products principally to original equipment manufacturers and distributors. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses, as considered necessary by management. Credit losses to date have been consistent with management's estimates. During the quarters ended June 30, 2003 and 2002, the Company had minimal bad debts write-offs.

The following table summarizes sales to end customers comprising 10% or more of the Company's total revenue for the periods indicated:


                                                               % of Revenue for the Three          % of Revenue for the Six
                                                                  Months Ended June 30               Months Ended June 30
                                                               --------------------------          -------------------------
                                                                2003             2002            2003             2002
                                                                ----             ----            ----             ----
Customer A                                                       10%               1%              7%               0%
Customer B                                                       12%              28%             19%              29%
Customer C                                                       20%               3%             20%               2%
Customer D                                                       11%               2%             11%               3%

The Company's accounts receivable were concentrated with four customers at June 30, 2003 representing 29%, 16%, 11% and 10% of aggregate gross receivables, four customers at June 30, 2002 representing 25%, 17%, 15% and 11% of aggregate gross receivables.

8.       Inventories

Inventories are stated at the lower of cost or market. This policy requires the Company to make estimates regarding the market value of the Company's inventory, including an assessment of excess or obsolete inventory. The Company determines excess and obsolete inventory based on an estimate of the future demand and estimated selling prices for the Company's products within a specified time horizon, generally 12 months. The estimates the Company uses for expected demand are also used for near-term capacity planning and inventory purchasing and are consistent with the Company's revenue forecasts. Actual demand and market conditions may be different from those projected by the Company's management. If the Company's unit demand forecast is less than the Company's current inventory levels and purchase commitments during the specified time horizon, or if the estimated selling price is less than the Company's inventory value, the Company will be required to take additional excess inventory charges or write-downs to net realizable value which will decrease the Company's gross margin and net operating results in the future. During the quarter ended March 31, 2002, the Company recorded a provision for excess inventory of approximately $5 million related to excess inventory for the Company's TA2022 product as a result of a decrease in forecasted sales for this product.



         Inventories are comprised of the following (in thousands):

                                                                              June 30,     December 31,
                                                                               2003          2002
                                                                           ------------   ------------
         Raw materials                                                   $         166  $       1,868
         Work-in-process                                                           580            551
         Finished goods                                                          2,234          2,409
         Inventory held by distributors                                            679            424
                                                                           ------------   ------------
         Total                                                           $       3,659  $       5,252
                                                                           ============   ============

9. Segment and geographic information

The Company has determined that it has one reportable business segment: the design, license and marketing of integrated circuits.

The following is a geographic breakdown of the Company's sales by shipping destination for the following periods:


                                    Three Months Ended                                      Six Months Ended
                                         June 30                                                 June 30
                          ----------------------------------------             -------------------------------------------
                               2003                        2002                      2003                          2002
                          ------------                   ---------                ----------                   -----------
Europe                 $          353                 $        62              $        507                 $          96
Korea                             610                         532                       967                         1,128
United States                     282                         186                       470                           258
Japan                           1,261                         710                     2,500                         2,079
Singapore                         207                       1,547                       512                         1,884
Taiwan                            184                         853                       618                         1,906
China                             238                       2,162                       513                         3,256
Rest of World                       4                          --                         4                            --
                          ------------                   ---------                ----------                   -----------
                       $        3,139                $      6,052               $     6,091                 $      10,607
                          ============                   =========                ==========                   ===========


Approximately 77% and 63% of the Company's total revenue for the three months ended June 30, 2003 and June 30, 2002, respectively, were derived from sales directly to end customers based outside the United States. Similarly, for the six months ended June 30, 2003 and June 30, 2002, respectively, sales directly to end customers based outside the United States were approximately 73% and 63%.

10.      Line of credit

On July 12, 2002, the Company entered into a credit agreement with a financial institution that provided for a one-year revolving credit facility in an amount of up to $10 million, subject to certain restrictions in the borrowing base based on eligibility of receivables. The credit agreement expired on June 30, 2003 and has not been renewed.

The credit agreement was used to issue stand-by letters of credit totaling $0.7 million to collateralize the Company's obligations to a third party for the purchase of inventory and to provide a security deposit for the lease of new office space. Upon the expiration of the credit agreement on June 30, 2003, the Company entered into a Pledge and Security Agreement to provide collateral for the outstanding standby letters of credit, which totaled $0.7 million at June 30, 2003.

11.      Commitments and contingencies

Lease commitments: The Company leases office space and equipment under non-cancelable operating leases. The Company also has a capital lease for research and development related software.

Our total potential commitments on our operating leases and inventory purchases as of June 30, 2003, were as follows (in thousands):

As of June 30, 2003                                                         Operating Leases    Capital Lease        Inventory
                                                                                                                      Purchase
                                                                                                                    Commitments
                                                                            -----------------  -----------------  -----------------
2003                                                                        $            316    $           160    $         2,699
2004                                                                                     932                406                 --
2005                                                                                   1,083                408                 --
2006                                                                                   1,046                 --                 --
2007                                                                                     270                 --                 --
                                                                            ---------------      ---------------    ---------------
Total minimum lease payments                                                $           3647    $           974    $         2,699
                                                                              ===============                       ===============
Less: amount representing interest                                                                        (110)
                                                                                                 ---------------
Present value of minimum lease payments                                                                    864
Less: current portion of capital lease obligations                                                        (275)
                                                                                                 ---------------
Long-term capital lease obligations                                                             $           589
                                                                                                 ===============

Contingencies: From time to time, in the normal course of business, various claims could be made against the Company. At June 30, 2003, there were no pending claims the outcome of which is expected to result in a material adverse effect on the financial position or results of operations of the Company.

12.      Guarantees

In November 2002, the FASB issued FIN No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others -- an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34." The following is a summary of the Company's agreements that the Company has determined are within the scope of FIN 45.

The Company provides a limited warranty for up to one year for any defective products. During the quarter ended June 30, 2003 and for the year ended December 31, 2002, warranty expense was insignificant. The Company has a reserve for warranty costs of $30,000, which has not changed in the past quarter.

On June 30, 2003, the Company entered into a Pledge and Security Agreement to provide collateral for outstanding standby letters of credit totaling $0.7 million at June 30, 2003.

Pursuant to its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. To date, the Company has not incurred any costs as there have been no lawsuits or claims that would invoke these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2003.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors and customers, its sublandlord and (ii) its agreements with investors. Under these provisions the Company has agreed to generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. To date, the Company has not incurred any costs as there have been no lawsuits or claims related to these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2003.

13.      Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company adopted FIN 46 on January 1, 2003. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.


In June 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." ("SFAS 149") SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The Company anticipates that the adoption of this statement will not have a material impact on the company's consolidated financial statements.


In June 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." ("SFAS 150") SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company anticipates the adoption of this statement and will not have a material impact on the Company's consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to us that are based on the beliefs of our management as well as assumptions made by and information currently available to our management. In addition, when used in this report, the words "likely," "will," "suggests," "target," "may," "would," "could," "anticipate," "believe," "estimate," "expect," "intend," "plan," "predict," and similar expressions and their variants, as they relate to us or our management, may identify forward looking statements. Such statements reflect our judgment as of the date of this quarterly report on Form 10-Q with respect to future events, the outcome of which are subject to certain known and unknown risks and uncertainties, including the factors discussed under the caption "Risk Factors," and those discussed elsewhere in this quarterly report on Form 10-Q, which may have a significant impact on our business, operating results or financial condition. Investors are cautioned that these forward looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. Although we believe that the expectations reflected in these forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward looking statements. All forward looking statements included in this report are based on information available to us as of the date of this report. We undertake no obligation to update or revise any forward looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law.

The following discussion and analysis should be read in connection with the condensed consolidated financial statements and the notes thereto included in
Item 1 in this quarterly report and our annual report on Form 10-K, as amended on April 30, 2003, for the year ended December 31, 2002.

Critical Accounting Policies

Use of Estimates: Management's discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to product returns, warranty obligations, bad debts, inventories, accruals, stock options, warrants, and income taxes (including the valuation allowance for deferred taxes). We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Material differences may occur in our results of operations for any period if we made different judgments or utilized different estimates.

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

Three months ended June 30, 2003 and 2002

Revenue. Revenue for the three months ended June 30, 2003 was $3.1 million, a decrease of $3 million or 49% from revenues of $6.1 million for the three months ended June 30, 2002. The decrease in revenue resulted primarily from a decrease in sales of our TA1101 and 2024 products to Apple Computer and decreased sales of our TA2020, TA2022 and TA3020 digital audio amplifiers primarily in China due to decreased demand in the low-end DVD receiver market.

Sales to Apple Computer and Kyoshin Technosonic Co., Ltd., (KTS) accounted for approximately 12% and 20%, respectively, of revenue in the three months ended June 30, 2003 and 28% and 3%, respectively, in the corresponding prior year quarter. Sales to our five largest customers represented approximately 60% of revenue in the three months ended June 30, 2003 and 82% of revenue in the three months ended June 30, 2002.

Gross Profit (Loss). Gross profit for the three months ended June 30, 2003 was $919,000 (including stock-based compensation expense of $1,000), compared with a gross profit of $810,000 (including stock-based compensation expense of $10,000) for the three months ended June 30, 2002. The increase in the gross profit for the three months ended June 30, 2003 reflects ongoing product cost reduction efforts as well as improved pricing.

Research and Development. Research and development expenses for the three months ended June 30, 2003 were $1.6 million (including stock-based compensation expense of $17,000), a decrease of $1.7 million or 52% from $3.3 million (including stock-based compensation expense of $148,000) for the three months ended June 30, 2002. The year over year decrease for the three month periods resulted from a decrease in personnel costs, a decrease in product development expenses and lower expenses related to rent and overhead.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2003 were $1.1 million (including stock-based compensation expense of $26,000) a decrease of $400,000 from $1.5 million (including stock-based compensation expense of $83,000) for the three months ended June 30, 2002. Selling general and administrative expenses decreased year over year due to decreased headcount and related costs and lower expenses related to rent, insurance and bad debts.

Six months ended June 30, 2003 and 2002

Revenue. Revenue for the six months ended June 30, 2003 was $6.1 million, a decrease of $4.5 million or 42% from revenues of $10.6 million for the six months ended June 30, 2002. The decrease in revenue resulted primarily from a decrease in sales of our TA1101 and TA 2024 products to Apple Computer, and decreased sales of TA2020, TA2022 and TA3020 digital audio amplifiers primarily in China due to decreased demand in the low-end DVD receiver market.

Sales to Apple Computer and Kyoshin Technosonic Co., Ltd., (KTS) accounted for approximately 19% and 20%, respectively, of revenue in the six months ended June 30, 2003 and 29% and 2%, respectively, in the corresponding six month period. Sales to our five largest customers represented approximately 60% of revenue in the six months ended June 30, 2003 and 83% of revenue in the six months ended June 30, 2002.

Gross Profit (Loss). Gross profit for the six months ended June 30, 2003 was $1.7 million (including stock-based compensation expense of $3,000), compared with a gross loss of $3.2 million (including stock-based compensation expense of $23,000) for the six months ended June 30, 2002. The increase in the gross profit for the three months ended June 30, 2003 reflects ongoing product cost reduction efforts, improved pricing and due to a $5 million provision for excess and obsolete inventory (TA 2022), recorded during the first quarter of 2002.

Research and Development. Research and development expenses for the six months ended June 30, 2003 were $3.6 million (including stock-based compensation expense of $34,000), a decrease of $3.3 million or 48% from $6.9 million (including stock-based compensation expense of $360,000) for the six months ended June 30, 2002. The year over year decrease for the six month periods resulted from a decrease in personnel costs, a decrease in product development expenses and lower expenses related to rent and overhead.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2003 were $2.4 million (including stock-based compensation benefit of $29,000) a decrease of $1.0 million from $3.4 million (including stock-based compensation expense of $205,000) for the six months ended June 30, 2002. Selling general and administrative expenses decreased year over year due to decreased headcount and related costs and lower expenses related to rent insurance and bad debts.

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

Net cash used in operating activities decreased from $8.8 million for the six months ended June 30, 2002 to $2.4 million for the six months ended June 30, 2003. The $6.4 million decrease was primarily due to a $9.0 million reduction in net loss, which was net of a provision for excess inventory of $5.0 million during the six months ended June 30, 2002, plus lower levels of accounts receivable, inventories, accounts payable and other working capital items. Under the current building lease agreement we did not pay any cash during the first seven months of 2003. However, beginning August 1, 2003 we will be required to pay approximately $42,000 per month.

Net cash provided by investing activities decreased to $0.4 million for the six months ended June 30, 2003 as compared to $0.9 million for the six months ended June 30, 2002. The decrease was due to a decrease in sale of short-term investments offset by an increase in restricted cash.

Cash used in financing activities for the six months ended June 30, 2003 was $37,000 as compared to $19.5 million cash provided by for the six months ended June 30, 2002. We completed a financing in January 2002 and raised $21 million in gross proceeds through a private placement.

At June 30, 2003, we had approximately $8.1 million in cash and net working capital of approximately $10.4 million with which to fund current operations.

We entered into a credit agreement with a financial institution that provided for a one year revolving credit facility in an amount of up to $10 million subject to certain restrictions in the borrowing base based on eligibility of receivables. The credit agreement expired on June 30, 2003 and has not been renewed.


Our total potential commitments on our operating leases and inventory purchases as of June 30, 2003, were as follows (in thousands):

As of June 30, 2003                                                         Operating Leases     Capital Lease       Inventory
                                                                                                                      Purchase
                                                                                                                    Commitments
                                                                           -----------------   ----------------  -----------------
2003                                                                          $        316           $    160       $     2,699
2004                                                                                   932                406                --
2005                                                                                 1,083                408                --
2006                                                                                 1,046                 --                --
2007                                                                                   270                 --                --
                                                                              ---------------   ----------------      ---------

Total minimum lease payments                                                  $      3,647     $          974        $   2,699
                                                                              ===============                        ==========
Less: amount representing interest                                                                       (110)
                                                                                                ----------------
Present value of minimum lease payments                                                                   864
Less: current portion of capital lease obligations
                                                                                                         (275)
                                                                                               -----------------
                                                                                              $           589
                                                                                               =================

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

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We adopted FIN 46 on January 1, 2003. The adoption of this standard did not have a material impact on our consolidated financial statements.

In June 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. We anticipate that the adoption of this statement will not have a material impact on our consolidated financial statements.

In June 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (`SFAS 150')." SFAS 150 establishes standards for how an issue classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We anticipate the adoption of this statement will not have a material impact on our consolidated financial statements.

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

As of June 30, 2003, we had an accumulated deficit of $176.7 million. We incurred net losses of approximately $4.3 million in the six months ended June 30, 2003, $13.3 million (before accretion on preferred stock of $14.9 million) in 2002 and $27.0 million in 2001. We may continue to incur net losses and these losses may be substantial. Furthermore, we may continue to generate significant negative cash flow in the future. We will need to generate substantially higher revenue to achieve and sustain profitability and positive cash flow. Our ability to generate future revenue and achieve profitability will depend on a number of factors, many of which are described throughout this section. If we are unable to achieve or maintain profitability, we will be unable to build a sustainable business. In this event, our share price and the value of your investment would likely decline and the Company might be unable to continue as a going concern.

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

Our former independent accountants have included an explanatory paragraph in their audit report on our consolidated financial statements for the fiscal year ended December 31, 2002, which indicates that we have suffered recurring losses from operations and have an accumulated deficit that raises substantial doubt about our ability to continue as a going concern. The inclusion of a going concern explanatory paragraph in our independent auditor's audit report on our consolidated financial statements for the fiscal year ended December 31, 2002 could have a detrimental effect on our stock price, and our ability to raise new capital.

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

Our quarterly operating results have fluctuated significantly in the past and are likely to continue to do so in the future. The many factors that could cause our quarterly results to fluctuate include, in part:

     -   level of sales;

     -   mix of high and low margin products;

     -   availability and pricing of wafers;

     - timing of introducing new products, including lower cost versions of existing products, fluctuations in manufacturing yields and other problems or delays in the fabrication, assembly, testing or delivery of products; and

     -   rate of development of target markets.

A large portion of our operating expenses, including salaries, rent and capital lease expenses, are fixed. If we experience a shortfall in revenues relative to our expenses, we may be unable to reduce our expenses quickly enough to off-set the reduction in revenues during that accounting period, which would adversely affect our operating results. Fluctuations in our operating results may also result in fluctuations in our common stock price. If the market price of our stock is adversely affected, we may experience difficulty in raising capital or making acquisitions. In addition, we may become the object of securities class action litigation. As a result, we do not believe that period-to-period comparisons of our revenues and operating results are necessarily meaningful. One should not rely on the results of any one quarter as an indication of future performance.

Our stock price may be subject to significant volatility.

The stock prices for many technology companies have recently experienced large fluctuations, which may or may not be directly related to the operating performance of the specific companies. Broad market fluctuations as well as general economic conditions may cause our stock price to decline. We believe that fluctuations of our stock price may continue to be caused by a variety of factors, including:

         -    announcements of developments related to our business;

         -    fluctuations in our financial results;

         - general conditions in the stock market or around the world, terrorism or developments in the semiconductor and capital equipment industry and the general economy;

         -    sales or purchases of our common stock in the marketplace;

         - announcements of our technological innovations or new products or enhancements or those of our competitors;

         -    developments in patents or other intellectual property rights;

         -    developments in our relationships with customers and suppliers;

         - a shortfall or changes in revenue, gross margins or earnings or other financial results from analysts' expectations or an outbreak of hostilities or natural disasters; or

         - acquisition or merger activity and the success in implementing such acquisitions.

Our customers may cancel or defer product orders, which could result in excess inventory.

Our sales are generally made pursuant to individual purchase orders that may be canceled or deferred by customers on short notice without significant penalty. Thus, orders in backlog may not result in future revenue. In the past, we have had cancellations and deferrals by customers. Any cancellation or deferral of product orders could result in us holding excess inventory, which could seriously harm our profit margins and restrict our ability to fund our operations. For example, during the quarter ended March 31, 2002, we recorded a provision for excess inventory of approximately $5.0 million. We recognize revenue upon shipment of products to the end customer. Although we have not experienced customer refusals to accept shipped products or material difficulties in collecting accounts receivable, such refusals or collection difficulties are possible and could result in significant charges against income, which could seriously harm our revenues and our cash flow.

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

A relatively small number of customers have accounted for most of our revenues to date. Any reduction or delay in sales of our products to one or more of these key customers could seriously reduce our sales volume and revenue and adversely affect our operating results. In particular, sales to three large customers, including Apple Computer Inc., Kyoshin Technosonic Co., Ltd., (KTS) and Samsung Electronics Co., Ltd., accounted for approximately 19%, 20% and 11%, respectively, of revenue for the six months ended June 30, 2003 and 29%, 2% and 3% respectively, in the corresponding six months ended June 30, 2002. Moreover, sales to our five largest end customers represented approximately 60% revenue in the six months ended June 30, 2003 and 83% of revenue in the six months ended June 30, 2002. We expect that we will continue to rely on the success of our largest customers and on our success in selling our existing and future products to those customers in significant quantities. However, we cannot be sure that we will retain our largest customers or that we will be able to obtain additional key customers or replace key customers we may lose or who may reduce their purchases.

We currently rely on sales of six products for a significant portion of our revenue, and the failure of these products to be successful in the future could substantially reduce our sales.

We currently rely on sales of our TA0105, TA1101B, TA2020, TA2024, TK2050 and TLD4012 digital audio amplifiers to generate a significant portion of our revenue. Sales of these products amounted to 90% of our revenue for the six months ended June 30, 2003, 69% of our revenue in 2002 and 70% of our revenue in 2001. We have developed additional products and plan to introduce more products in the future, but there can be no assurance that these products will be commercially successful. Consequently, if our existing products are not successful, our sales could decline substantially.

Our lengthy sales cycle makes it difficult for us to predict if or when a sale will be made, to forecast our revenue and to budget expenses, which may cause fluctuations in our quarterly results.

Because of our lengthy sales cycles, we may continue to experience a delay between incurring expenses for research and development, sales and marketing and general and administrative efforts, as well as incurring investments in inventory, and the generation of revenue, if any, from such expenditures. In addition, the delays inherent in such a lengthy sales cycle raise additional risks of customer decisions to cancel or change product plans, which could result in our loss of anticipated sales. Our new products are generally incorporated into our customers' products or systems at the design stage. To try and have our products selected for design into new products of current and potential customers, commonly referred to as design wins, often requires significant expenditures by us without any assurance of success. Once we have achieved a design win, our sales cycle will start with the test and evaluation of our products by the potential customer and design of the customer's equipment to incorporate our products. Generally, different parts have to be redesigned to incorporate our devices successfully into our customers' products. The sales cycle for the test and evaluation of our products can range from a minimum of three to six months, and it can take a minimum of an additional six to nine months before a customer commences volume production of equipment that incorporates our products. Achieving a design win provides no assurance that such customer will ultimately ship products incorporating our products or that such products will be commercially successful. Our revenue or prospective revenue would be reduced if a significant customer curtails, reduces or delays orders during our sales cycle, or chooses not to release products incorporating our products.

The current general economic downturn in the semiconductor industry has lead and may continue to lead to decreased revenue.

During 2001 and 2002, slowing worldwide demand for semiconductors has resulted in significant inventory buildups for semiconductor companies. Presently, we cannot predict with any degree of certainty how long the semiconductor industry downturn will last or how severe the downturn will be. If the downturn continues or worsens, we may experience greater levels of cancellations and/or push-outs of orders for our products in the future, which could adversely affect our business and operating results, including the possibility of additional inventory write-downs, over a prolonged period of time. In addition, we reduced our workforce since June 30, 2002 by approximately 28%, or about 22 people. If we continue to reduce our workforce, it may adversely impact our ability to respond rapidly to any renewed growth opportunities in the future.

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

     -   market acceptance of our products and our customers' products; and

     -   market competition.

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

The facilities of several of our key manufacturers and the majority of our customers, are located in geographic regions with increased risks of natural disasters and labor strikes.

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

To the extent that the warrants issued in connection with the January 2002 Series A financing are exercised, there will be additional dilution to your shares. The warrants have a three year term and are exercisable at $1.95 per share. If all of the warrants are exercised, we will be required to issue an additional 3,328,760 shares of common stock, or approximately 8% of the common stock outstanding as of June 30, 2003. If all of the warrants are exercised in full, we would receive approximately $6.4 million in proceeds. Our management will have sole discretion over use of these proceeds and may spend the proceeds in ways with which our stockholders may not agree.

We may not be able to transfer our stock from the Nasdaq SmallCap Market to the Nasdaq National Market which could have an adverse effect on the liquidity of our common stock and our ability to sell additional common stock.


On August 13, 2002, we received a deficiency notice from the Nasdaq Stock Market, or Nasdaq, for failing to maintain the Nasdaq National Market's minimum $1 bid price requirement for continued listing for 30 consecutive trading days. As we were unable to meet this requirement, we submitted an application to Nasdaq and were subsequently granted approval to transfer to Nasdaq's SmallCap Market. Stock trading on the Nasdaq SmallCap Market is typically less liquid and usually involves larger variations between the bid and ask price than stock trading on the Nasdaq National Market.

To remain listed on the Nasdaq SmallCap Market, we were required to meet the minimum listing requirement that the bid price of our common stock close at $1.00 per share or higher for a minimum of 10 consecutive trading days. On July 25, 2003, the Company regained compliance with the Nasdaq SmallCap Market minimum listing requirement, as our common stock had closed at or above $1.00 per share for 10 consecutive trading days.

To transfer back to the Nasdaq National Market, the Company is required to meet the initial listing criteria and undergo an initial listing review by the Nasdaq Listing Qualifications Department. Alternatively, the Company may request a hearing to transfer back to the National Market. There is no assurance that the Company will meet the initial listing criteria or be approved by the Nasdaq Listing Qualifications Department, or if a hearing on this issue is requested by us and granted by Nasdaq, that we will be successful in our request to transfer back to the National Market.

We believe that the current price of our common stock has reduced its effective marketability because of the reluctance of many leading brokerage firms to recommend low-priced stock to their clients. Certain investors view low-priced stock as speculative and unattractive. In addition, a variety of brokerage house policies and practices tend to discourage individual brokers within those firms from dealing in low-priced stock. Such policies and practices pertain to the payment of broker's commissions and to time-consuming procedures that make the handling of low-priced stocks unattractive to brokers from an economic standpoint.

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

We do not own or operate a fabrication facility, and substantially all of our semiconductor device requirements are currently supplied by three outside foundries, United Microelectronics Corporation, in Taiwan, STMicroelectronics Group in Europe and Mitsubishi, in Japan. Although we primarily utilize these three outside foundries, most of our components are not manufactured at these foundries at the same time. As a result, each foundry is a sole source for certain products. There are significant risks associated with our reliance on outside foundries, including:

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

We currently obtain almost all of our manufacturing, assembly and test services from suppliers located outside the United States and may expand our manufacturing activities abroad. Approximately 77% of our total revenue for the three months ended June 30, 2003 was derived from sales to end customers based outside the United States. In 2002 and 2001, 63% and 59%, respectively, of our total revenue was derived from sales to end customers based outside of the United States. In addition, we often ship products to our domestic customers' international manufacturing divisions and subcontractors.

Accordingly, we are subject to risks inherent in international operations, which include:

     -    political, social and economic instability;

     -    trade restrictions and tariffs;

     -    the imposition of governmental controls;

     - exposure to different legal standards, particularly with respect to intellectual property;

     -    import and export license requirements;

     -    unexpected changes in regulatory requirements; and

     -    difficulties in collecting receivables.


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

Our business depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws to protect our proprietary technologies. We cannot be sure that such measures will provide meaningful protection for our proprietary technologies and processes. As of June 30, 2003, we have 27 issued United States patents, and 15 additional United States patent applications which are pending. In addition, we have 15 international patents issued and an additional 59 international patents pending. We cannot be sure that any patent will issue as a result of these applications or future applications or, if issued, that any claims allowed will be sufficient to protect our technology. In addition, we cannot be sure that any existing or future patents will not be challenged, invalidated or circumvented, or that any right granted thereunder would provide us meaningful protection. The failure of any patents to provide protection to our technology would make it easier for our competitors to offer similar products. In connection with our participation in the development of various industry standards, we may be required to agree to license certain of our patents to other parties, including our competitors, that develop products based upon the adopted standards.

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

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. From time to time, we may receive in the future notices of claims of infringement, misappropriation or misuse of other parties' proprietary rights. We cannot be sure that we will prevail in these actions, or that other actions alleging infringement by us of third-party patents, misappropriation or misuse by us of third-party trade secrets or the invalidity of one or more patents held by us will not be asserted or prosecuted against us, or that any assertions of infringement, misappropriation or misuse or prosecutions seeking to establish the invalidity of our patents will not seriously harm our business. For example, in a patent or trade secret action, an injunction could be issued against us requiring that we withdraw particular products from the market or necessitating that specific products offered for sale or under development be redesigned. We have also entered into certain indemnification obligations in favor of our customers and strategic partners that could be triggered upon an allegation or finding of our infringement, misappropriation or misuse of other parties' proprietary rights. Irrespective of the validity or successful assertion of such claims, we would likely incur significant costs and diversion of our management and personnel resources with respect to the defense of such claims, which could also seriously harm our business. If any claims or actions are asserted against us, we may seek to obtain a license under a third party's intellectual property rights. We cannot be sure that under such circumstances a license would be available on commercially reasonable terms, if at all. Moreover, we often incorporate the intellectual property of our strategic customers into our designs, and we have certain obligations with respect to the non-use and non-disclosure of such intellectual property.

We cannot be sure that the steps taken by us to prevent our, or our customers', misappropriation or infringement of intellectual property will be successful.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk of loss. Some of the securities that we may acquire in the future may be subject to market risk for changes in interest rates. To mitigate this risk, we plan to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, which may include commercial paper, money market funds, government and non- government debt securities. We manage the sensitivity of our results of operations to these risks by maintaining a conservative portfolio, which is comprised solely of highly-rated, short-term investments. We do not hold or issue derivative, derivative commodity instruments or other financial instruments for trading purposes. Currently we are exposed to minimal market risks. Due to the short-term and liquid nature of our portfolio, fluctuations in interest rates within historical norms would not materially affect its value nor our financial condition.

Item 4. Controls and Procedures

Introduction. Rules promulgated under the Securities Exchange Act of 1934, as amended, (the "Act") define "disclosure controls and procedures" to mean controls and procedures that are designed to ensure that information required to be disclosed by public companies in the reports filed or submitted under the Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms ("Disclosure Controls"). New rules promulgated under the Act define "internal control over financial reporting" to mean a process designed by, or under the supervision of, a public company's principal executive and principal financial officers, or persons performing similar functions, and effected by such company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles ("GAAP"), including those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements ("Internal Controls").

We have designed our Disclosure Controls and Internal Controls to provide reasonable assurances that their objectives will be met. A control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that its objectives will be met. All control systems are subject to inherent limitations, such as resource constraints, the possibility of human error and the possibility of intentional circumvention of these controls. Furthermore, the design of any control system is based in part upon assumptions about the likelihood of future events, which assumptions may ultimately prove to be incorrect. As a result, we cannot assure you that our control system will detect every error or instance of fraudulent conduct.

Evaluation of disclosure controls and procedures. Based on their evaluation as of June 30, 2003, our chief executive officer and chief financial officer, with the participation of management, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) were effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and Form 10-Q.

Changes in internal controls. There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2003, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

..

The Company's Annual Meeting of Stockholders was held on June 16, 2003 in Santa Clara, California. At the Annual Meeting, the stockholders were asked to vote on six items. The results of the matters presented at the Annual Meeting, based on the presence in person or by proxy of holders of 39,719,386 shares of common stock or approximately 92% of the total outstanding shares as follows:

1. Dr. Tripathi and Messrs. Acharya, Jasuja and Fu were elected as directors of Tripath until the 2004 Annual Meeting of Stockholders as follows:

                                                  Votes For    Votes Withheld
        Dr. Adya S. Tripathi.................... 38,970,931           748,455
        A.K. Acharya............................ 38,847,401           871,985
        Andy Jasuja............................. 39,017,278           702,108
        Y.S. Fu................................. 38,885,235           834,151


2. The stockholders approved an amendment to the 2000 Stock Plan to increase the number of shares of common stock reserved for issuance thereunder to 19,300,000. The proposal received 37,959,342 affirmative votes, 1,663,976 negative votes, and 96,068 abstentions.

3. The stockholders approved amendments to the Company's Amended and Restated Certificate of Incorporation to effect a reverse stock-split. The proposal received 37,852,309 affirmative votes, 1,781,859 negative votes, and 85,213 abstentions.

4. The stockholders approved the appointment of BDO Seidman LLP as independent accountants of the Company for the fiscal year 2003. The proposal received 38,931,590 affirmative votes, 516,635 negative votes, and 271,161 abstentions.

5. Insufficient votes were received to approve an amendment to the Company's Amended and Restated Certificate of Incorporation to provide for cumulative voting. Approval of the amendment would have required the affirmative vote of a majority of the shares outstanding. The proposal received 16,804,239 affirmative votes, 906,919 negative votes and 127,984 abstentions. The broker non-vote totaled 21,880,244.

6. Insufficient votes were received to approve amendment to the Company's Amended and Restated Certificate of Incorporation to allow for the removal of directors in compliance with California corporate law. Approval of the Certificate would have required the affirmative vote from at least 66 2/3% of the shares outstanding. The proposal received 17,342,210 affirmative votes, 449,239 negative votes and 47,693 abstentions. The broker non-vote totaled 21,880,244.

In November 2002, the listing of our common stock was moved from the Nasdaq National Market to the Nasdaq SmallCap Market. This transfer caused us to lose our automatic exemption from certain sections of California corporate law pursuant to Section 2115 of the California General Corporation Law ("CGCL"). Under Section 2115, certain corporations not organized under California law, which have significant contacts with California and which are not otherwise exempt from Section 2115 are subject to a number of key provisions of the CGCL. Because the Company had significant contacts with California during the period specified in Section 2115, the Company believes that it may be currently subject to Section 2115.

Among other things, Section 2115 requires non-exempt companies operating within the State of California to provide for cumulative voting for the election of directors and to provide for the removal of directors only in the manner prescribed in Section 303 of the CGCL. Accordingly, at the Annual Meeting we sought to amend the Certificate to comply with these requirements. Although our management voted in favor of both proposals, neither proposal was passed. If, at the time of the 2004 Annual Meeting of Stockholders, the Company believes that it remains subject to Section 2115, the Company will again present these proposals to our stockholders.

Item 5.  Other Information

Availability of this Report

The Company intends to make this quarterly report on Form 10-Q publicly available on its web site (www.tripath.com) without charge immediately following the filing of this report with the Securities and Exchange Commission. The Company assumes no obligation to update or revise any forward-looking statements in this quarterly report on Form 10-Q, whether as a result of new information, future events or otherwise, unless it is required to do so by law.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

     See Exhibit Index below.

(b) Reports on Form 8-K

         The following reports on Form 8-K were filed during the second quarter of fiscal 2003:

     (i) On August 1, 2003, we filed an amendment to our current report on Form 8-K under Item 12, originally filed on July 29, 2003, describing and furnishing the script used in a conference call discussing our financial results for the quarter ended June 30, 2003.

     (ii) On July 29, 2003, we filed a current report on Form 8-K under Item 12, describing and furnishing the press release announcing our earnings for the quarter ended June 30, 2003, which press release included our condensed consolidated balance sheets and statements of operations for the period.

    (iii) On May 15, 2003, we filed a current report on Form 8-K under Item 9 (furnishing information pursuant to Item 12), describing and furnishing the press release announcing our earnings for the quarter ended March 31, 2003, which press release included our condensed consolidated balance sheets and statements of operations for the period.

     (iv) On May 9, 2003, we filed a current report on Form 8-K under Item 4, announcing the appointment of BDO Seidman, LLP as the Company's independent accountants.

     (v) On April 17, 2003, we filed a current report on Form 8-K under Items 4 and 7, announcing the resignation of PricewaterhouseCoopers, LLP as our independent accountants and filing the letter of PricewaterhouseCoopers, LLP confirming the statements in the report.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.

                                      Tripath Technology Inc.

                                      Date: August 8, 2003

                                      By:  /s/  David P. Eichler
                                        -------------------------------------
                                     David P. Eichler
                                     Vice President Finance and
                                     Chief Financial Officer
                                     Principal Financial and Accounting Officer





                                  EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------
         3.1(1) Restated Certificate of Incorporation of Tripath Technology Inc.
         3.2(1) Bylaws of Tripath Technology Inc.
         3.3(2) Certificate of Designation of Preferences and Rights of Series A Preferred Stock.
         4.1(1) Specimen Common Stock Certificate.
          31.1  Certification required by Rule 13a-14(a) or Rule 15d-14(a).
          31.2  Certification required by Rule 13a-14(a) or Rule 15d-14(a).
          32.1* Certification of the Chief Executive Officer and the Chief
                Financial Officer of the Company, as required by Rule 13a-14(b)
                or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of
                the United States Code (18 U.S.C. 1350).

----------------
* This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.


     (1) Incorporated by reference to the Registrant's Registration Statement on Form S-1, registration number 333-35028, as amended.

     (2) Incorporated by reference and the Registrant's Form 8-K filed on January 30, 2002.

                                  Exhibit 31.1

                                 CERTIFICATIONS

I, Dr. Adya S. Tripathi, Ph.D., certify that:

1.       I have reviewed this report on Form 10-Q of Tripath Technology Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

         a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

..

Date: August 8, 2003                   /s/  Adya S. Tripathi
                                       ---------------------------------------
                                       Adya  S. Tripathi, Ph.D.
                                       President and Chief Executive Officer

                                  Exhibit 31.2

                                 CERTIFICATIONS

I, David P. Eichler, certify that:

1.       I have reviewed this report on Form 10-Q of Tripath Technology Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

         a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

..




Date: August 8, 2003                  /s/  David P. Eichler
                                      ---------------------------------------
                                      David P. Eichler
                                      Vice President Finance and Chief
                                      Financial Officer

                                  Exhibit 32.1

                                  CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350, as adopted), Dr. Adya S. Tripathi, Chief Executive Officer of Tripath Technology Inc. (the "Company"), and David P. Eichler, Chief Financial Officer of the Company, each hereby certify that, to the best of their knowledge:

1. The Company's quarterly report on Form 10-Q for the period ended June 30, 2003, to which this Certification is attached as Exhibit 32.1 (the "Periodic Report") fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; as amended and

2. The information contained in the Periodic Report fairly presents, in all material respects, the financial condition of the Company at the end of the periods covered by the Periodic Report and the results of operations of the Company for the periods covered by the Periodic Report.

In Witness Whereof, the undersigned have set their hands hereto as of the 8th day of August, 2003.


      /s/ Adya S. Tripathi                   /s/ David P. Eichler
     ------------------------                ---------------------------
     Adya S. Tripathi, Ph. D.                David P. Eichler
     President and Chief                     Vice President Finance
     Executive Officer                       and Chief Financial Officer