Form 10-Q
period 2003-09-30
TRIPATH TECHNOLOGY INC
filed 2003-11-10
CIK 1045739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2003 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the transition period from to .

Commission File Number 000-31081

TRIPATH TECHNOLOGY INC. (Exact name of registrant as specified in its charter)

Delaware	77-0407364
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

44,765,555 shares of the Registrant’s common stock were outstanding as of November 4, 2003.

TABLE OF CONTENTS PART I. Financial Information

Item 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets at September 30, 2003 and December 31, 2002

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2003 and 2002

Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2003 and 2002

Notes to Condensed Interim Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

PART II. Other Information

Item 2. Changes in Securities and Use of Proceeds

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signature

Exhibit Index

PART I.   Financial Information

Item 1. Financial Statements

TRIPATH TECHNOLOGY INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands) Unaudited

	September 30, 2003	December 31, 2002
Current assets:
Cash and cash equivalents	$9,088	$10,112
Restricted cash	—	486
Accounts receivable, net	1,934	1,471
Inventories	4,036	5,252
Prepaid expenses and other current assets	161	706

Total current assets	15,219	18,027

Property and equipment, net	1,673	2,474
Other assets	77	184

Total assets	$16,969	$20,685

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,510	$2,395
Current portion of capital lease obligations	300	225
Accrued expenses	674	1,070
Deferred distributor revenue	738	626

Total current liabilities	4,222	4,316

Long term liabilities	1,157	933

Commitments and contingencies (see Note 12)

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 44,665,410 and 41,326,760
shares issued and outstanding	44	41
Additional paid-in capital	189,987	187,835
Deferred stock-based compensation	(263)	(91)
Accumulated deficit	(178,178)	(172,349)

Total stockholders’ equity	11,590	15,436

Total liabilities and stockholders’ equity	$16,969	$20,685

The accompanying notes are an integral part of these condensed interim consolidated financial statements. 1
TRIPATH TECHNOLOGY INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) Unaudited

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenue	$3,674	$2,718	$9,765	$13,325
Cost of revenue	2,514	2,453	6,941	16,249

Gross profit (loss)	1,160	265	2,824	(2,924)

Operating expenses:
Research and development	1,602	2,535	5,205	9,412
Selling, general and administrative	1,103	892	3,462	4,246

Total operating expenses	2,705	3,427	8,667	13,658

Loss from operations	(1,545)	(3,162)	(5,843)	(16,582)
Interest and other income, net	9	22	14	122

Net loss	$(1,536)	$(3,140)	$(5,829)	$(16,460)

Beneficial conversion feature on issuance of
Preferred Stock	$—	$—	$—	$(14,952)

Net loss applicable to common stockholders	$(1,536)	$(3,140)	$(5,829)	$(31,412)

Basic and diluted net loss per share applicable
to common stockholders	$(0.04)	$(0.08)	$(0.14)	$(0.83)

Number of shares used in computing basic and
diluted net loss per share	42,115	41,327	41,677	37,967

Stock-based compensation included in:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Cost of revenue	$1	$2	$4	$25
Research and development	(7)	(193)	27	167
Selling, general and administrative	43	(698)	14	(493)

Total stock-based compensation	$37	$(889)	$45	$(301)

The accompanying notes are an integral part of these condensed interim consolidated financial statements. 2
TRIPATH TECHNOLOGY INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) Unaudited

	Nine months ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(5,829)	$(16,460)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	912	1,063
Allowance for doubtful accounts	6	132
Provision for excess inventory	—	4,977
Stock-based compensation	45	(301)
Deferred rent	450	—
Changes in assets and liabilities:
Accounts receivable	(468)	283
Inventories	1,216	605
Prepaid expenses and other assets	652	(144)
Accounts payable	115	(676)
Accrued expenses	(396)	16
Deferred distributor revenue	112	285

Net cash used in operating activities	(3,185)	(10,220)

Cash flows from investing activities:
Sale of short-term investments	—	1,100
Purchase of property and equipment	(111)	(578)
Restricted Cash	486	—

Net cash provided by investing activities	375	522

Cash flows from financing activities:
Proceeds from issuance of preferred stock and warrants	—	19,591
Proceeds from issuance of common stock under ESPP and upon
exercise of options	201	107
Proceeds from issuance of common stock upon exercise of
warrants	1,736	—
Principal payments on capital lease obligations	(151)	(262)

Net cash provided by financing activities	1,786	19,436

Net (decrease) increase in cash and cash equivalents	(1,024)	9,738
Cash and cash equivalents, beginning of period	10,112	3,997

Cash and cash equivalents, end of period	$9,088	$13,735

The accompanying notes are an integral part of these condensed interim consolidated financial statements. 3

Tripath Technology Inc. Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The unaudited condensed interim consolidated financial statements included herein have been prepared by Tripath Technology Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary to state fairly the Company’s financial position, results of operations and cash flows for the periods presented. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2002. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year.

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

The Company’s unaudited condensed interim consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s former independent accountants included an explanatory paragraph in their audit report on the Company’s consolidated financial statements for the fiscal year ended December 31, 2002, which indicates that the Company has suffered recurring losses from operations and has an accumulated deficit that raises substantial doubt about the Company’s ability to continue as a going concern.

To conserve cash, the Company has implemented cost cutting measures, and in August 2001, implemented a restructuring program. In addition, on January 24, 2002, the Company completed a financing in which it raised $21 million in gross proceeds through a private equity placement and in July 2002, the Company entered into a credit agreement with a financial institution that provided for a one-year revolving credit facility of up to $10 million, subject to certain restrictions in the borrowing base based on eligibility of receivables. The credit agreement expired on June 30, 2003 and has not been renewed. During the quarter ended September 30, 2003, the Company received proceeds totaling approximately $1.7 million as a result of the exercise of warrants issued in connection with the financing that was completed on January 24, 2002.

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

Total potential common stock of 10,702,000 and 8,974,000 shares were not included in the diluted net loss per share calculation for the three and nine-month periods ended September 30, 2003, respectively, because to do so would be anti-dilutive. For the three and nine month periods ended September 30, 2002, 8,529,000 and 6,761,000 shares of potential common stock were excluded from the calculation of diluted net loss per share because they were anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share amounts):

	Three months ended September 30		Nine months ended September 30
	2003	2002	2003	2002
Numerator:
Net loss	$(1,536)	$(3,140)	$(5,829)	$(31,412)

Denominator:
Weighted average common stock	42,115	41,327	41,677	37,967

Net loss per share:
Basic and diluted	$(0.04)	$(0.08)	$(.14)	$(0.83)

4.	Deferred stock-based compensation

The Company recognized deferred stock-based compensation in connection with certain employee stock option grants and the issuance of restricted stock. The deferred stock-based compensation related to the employee stock option grants is being amortized over the vesting periods of the related options, generally four years, using an accelerated basis while the deferred stock-based compensation related to the issuance of restricted stock is being amortized over two years on a straight line basis. The fair value per share used to calculate deferred stock-based compensation was derived by reference to the share quoted price. Future compensation charges are subject to reduction for any employee who terminates employment prior to such employee’s option vesting date.

The Company has granted options to purchase shares of common stock to consultants in exchange for services. The Company determined the value of the options granted to consultants based on the Black-Scholes option pricing model.

Unamortized deferred stock-based compensation at September 30, 2003 and December 31, 2002 was $263,000 and $91,000 respectively.

5.	Accounting for stock-based compensation

        The Company accounts for its stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income for the periods ended September 30, 2003 and 2002, as all options granted under those plans had an exercise price no less than the market value of the underlying common stock on the date of grant.

        The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation.

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net loss applicable to common stockholders, as reported	$(1,536)	$(3,140)	$(5,829)	$(31,412)
Total stock-based employee compensation (expense)/benefit included in the net loss, determined under the recognition and measurement
principles of APB Opinion No. 25, net of related tax effects	37	(889)	45	(301)

Total stock-based employee compensation (expense)/benefit determined
under fair value based method for all awards, net of related tax effects	(473)	1,316	(732)	(1,153)

Pro forma net loss applicable to common stockholders	$(1,972)	$(2,713)	$(6,516)	$(32,866)

As reported	$(0.04)	$(0.08)	$(0.14)	$(0.83)

Pro forma	$(0.05)	$(0.07)	$(0.16)	$(0.87)

6.	Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market funds and commercial paper, bonds and notes, the fair value of which approximates cost.

The Company had a credit facility with a financial institution that had certain restrictions in the borrowing base. The amount by which the aggregate face amount of all outstanding stand-by letters of credit exceeded the borrowing base, as determined by eligible receivables, represented the amount of restricted cash necessary to secure the letters of credit. At September 30, 2003, the Company had no restricted cash. The credit agreement expired on June 30, 2003 and has not been renewed.

7.	Concentration of credit risk and significant customers

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

The following table summarizes sales to end customers comprising 10% or more of the Company’s total revenue for the periods indicated:

	% of Revenue for the Three Months Ended September 30		% of Revenue for the Nine Months Ended September 30

	2003	2002	2003	2002

Customer A	11%	1%	9%	1%
Customer B	16%	32%	18%	30%
Customer C	26%	7%	23%	3%
Customer D	19%	7%	14%	4%

The Company’s accounts receivable were concentrated with four customers at September 30, 2003 representing 39%, 15%, 13% and 9% of aggregate gross receivables, four customers at September 30, 2002 representing 20%, 14%, 12% and 10% of aggregate gross receivables.

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

Inventories are comprised of the following (in thousands):

	September 30, 2003	December 31, 2002

Raw materials	$696	$1,868
Work-in-process	384	551
Finished goods	2,610	2,409
Inventory held by distributors	346	424

Total	$4,036	$5,252

7

9.	Segment and geographic information

The Company has determined that it has one reportable business segment: the design, license and marketing of integrated circuits.

The following is a geographic breakdown of the Company’s sales by shipping destination for the following periods:

	Three Months Ended September 30		Nine Months Ended September 30

	2003	2002	2003	2002

Europe	$342	$114	$848	$210
Korea	869	694	1,835	1,822
United States	215	161	686	419
Japan	1,705	695	4,206	2,774
Singapore	5	680	518	2,564
Taiwan	300	197	918	2,103
China	234	177	746	3,433
Rest of World	4	—	8	—

	$3,674	$2,718	$9,765	$13,325

Approximately 77% and 57% of the Company’s total revenue for the three months ended September 30, 2003 and September 30, 2002, respectively, were derived from sales directly to end customers based outside the United States. Similarly, for the nine months ended September 30, 2003 and September 30, 2002, respectively, sales directly to end customers based outside the United States were approximately 75% and 61%.

10.	Line of credit

On July 12, 2002, the Company entered into a credit agreement with a financial institution that provided for a one-year revolving credit facility in an amount of up to $10 million, subject to certain restrictions in the borrowing base based on eligibility of receivables. The credit agreement expired on June 30, 2003 and has not been renewed.

The credit agreement was used to issue stand-by letters of credit totaling $0.7 million to collateralize the Company’s obligations to a third party for the purchase of inventory and to provide a security deposit for the lease of new office space. Upon the expiration of the credit agreement on June 30, 2003, the Company entered into a Pledge and Security Agreement to provide a security interest in a money market account in the amount of $0.7 million for the standby letters of credit, which totaled $0.7 million at September 30, 2003.

11.	Warrants

In connection with the financing that was completed on January 24, 2002, the company issued warrants to purchase 3,303,760 shares of the Company’s common stock. This included unregistered warrants that were issued to the placement agent for the financing transaction to purchase 503,960 shares of the Company’s common stock. The 2,799,800 registered warrants have a term of three years and an effective Common Stock exercise price of $1.95 per share, whereas 419,968 of the 503,960 warrants issued to the placement agent have an effective Common Stock exercise price of $1.50 per share. The remainder of the warrants issued to the placement agent have an effective Common Stock exercise price of $1.95 per share. If the common stock trades at $5.85 per share or greater for a period of 20 out of 30 trading days, the Company can require the holders to exercise the remaining outstanding warrants.

During the quarter ended September 30, 2003, warrants were exercised which resulted in the issuance of 1,190,566 shares of the Company’s common stock with proceeds to the Company totaling approximately $1.7 million. The warrants issued to the placement agent were exercised on a net issuance basis resulting in 300,438 shares of the Company’s common stock being issued to the placement agent.

12.	Commitments and contingencies

Lease commitments: The Company leases office space and equipment under non-cancelable operating leases. The Company also has a capital lease for research and development related software.

Our total potential commitments on our operating leases and inventory purchases as of September 30, 2003, were as follows (in thousands):

As of September 30, 2003	Operating Leases	Capital Lease	Inventory Purchase Commitments

2003	$179	$90	$4,268
2004	933	406
2005	1,083	408
2006	1,046	—
2007	270	—

Total minimum lease payments	$3,511	$904	$4,268

Less: amount representing interest		(93)

Present value of minimum lease payments		811
Less: current portion of capital lease obligations		(300)

Long-term capital lease obligations		$512

Contingencies: From time to time, in the normal course of business, various claims could be made against the Company. At September 30, 2003, there were no pending claims the outcome of which is expected to result in a material adverse effect on the financial position or results of operations of the Company.

13.	Guarantees

In November 2002, the FASB issued FIN No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others — an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34.” The following is a summary of the Company’s agreements that the Company has determined are within the scope of FIN 45.

The Company provides a limited warranty for up to one year for any defective products. During the quarter ended September 30, 2003 and for the year ended December 31, 2002, warranty expense was insignificant. The Company has a reserve for warranty costs of $30,000, which has not changed in the past quarter.

On June 30, 2003, the Company entered into a Pledge and Security Agreement to provide collateral for outstanding standby letters of credit which totaled $0.7 million at September 30, 2003.

Pursuant to its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. To date, the Company has not incurred any costs as there have been no lawsuits or claims that would invoke these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2003. The Company is self-insured for these and similar claims.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors and customers, its sublandlord and (ii) its agreements with investors. Under these provisions the Company has agreed to generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. To date, the Company has not incurred any costs as there have been no lawsuits or claims related to these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2003.

14.	Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”).  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  The Company adopted FIN 46 on January 1, 2003. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements as the Company has no interest in any variable interest entities.

In June 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” (“SFAS 149”) SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The Company anticipates that the adoption of this statement will not have a material impact on the company’s consolidated financial statements.

In June 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” (“SFAS 150”) SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company anticipates the adoption of this statement and will not have a material impact on the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of
Operations.

This report contains forward looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to us that are based on the beliefs of our management as well as assumptions made by and information currently available to our management. In addition, when used in this report, the words “likely,” “will,” “suggests,” “target,” “may,” “would,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict,” and similar expressions and their variants, as they relate to us or our management, may identify forward looking statements. Such statements reflect our judgment as of the date of this quarterly report on Form 10-Q with respect to future events, the outcome of which are subject to certain known and unknown risks and uncertainties, including the factors discussed under the caption “Risk Factors,” and those discussed elsewhere in this quarterly report on Form 10-Q, which may have a significant impact on our business, operating results or financial condition. Investors are cautioned that these forward looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. Although we believe that the expectations reflected in these forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward looking statements. All forward looking statements included in this report are based on information available to us as of the date of this report. We undertake no obligation to update or revise any forward looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law.

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

Three months ended September 30, 2003 and 2002

Revenue. Revenue for the three months ended September 30, 2003 was $3.7 million, an increase of $1 million or 37% over revenues of $2.7 million for the three months ended September 30, 2002. The increase in revenue resulted primarily from an increase in sales of our TA2020, TA2024 and TLD4012 products, reflecting an increase in demand from customers such as KTS, Samsung and Alcatel. The increase was partially offset by a decrease in sales of our TA3020 and TK2050 products, reflecting decreased demand in the low-end DVD receiver market in China.

Sales to Alcatel, Apple Computer, Kyoshin Technosonic Co., Ltd., (KTS) and Samsung accounted for approximately 11%, 16%, 26% and 19%, respectively, of revenue in the three months ended September 30, 2003 and 1%, 32%, 7%, and 7%, respectively, in the corresponding prior year quarter. Sales to our five largest customers represented approximately 76% of revenue in the three months ended September 30, 2003 and 64% of revenue in the three months ended September 30, 2002.

Gross Profit (Loss). Gross profit for the three months ended September 30, 2003 was $1.2 million (including stock-based compensation expense of $1,000), compared with a gross profit of $265,000 (including stock-based compensation expense of $2,000) for the three months ended September 30, 2002. The increase in the gross profit for the three months ended September 30, 2003 reflects ongoing product cost reduction efforts, increased unit volume as well as sale of higher margin products.

Research and Development. Research and development expenses for the three months ended September 30, 2003 were $1.6 million (including stock-based compensation credit of $7,000), a decrease of $0.9 million or 36% from $2.5 million (including stock-based compensation credit of $193,000) for the three months ended September 30, 2002. The year over year decrease for the three month periods resulted from a decrease in personnel costs, a decrease in product development expenses and lower expenses related to rent and insurance.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2003 were $1.1 million (including stock-based compensation expense of $43,000) an increase of $200,000 from $892,000 (including stock-based compensation credit of $698,000) for the three months ended September 30, 2002. Excluding stock-based compensation, selling general and administrative expenses decreased year over year due to decreased headcount and related costs and lower expenses related to rent, insurance and bad debts.

Nine months ended September 30, 2003 and 2002

Revenue. Revenue for the nine months ended September 30, 2003 was $9.8 million, a decrease of $3.5 million or 26% from revenues of $13.3 million for the nine months ended September 30, 2002. The decrease in revenue resulted primarily from a decrease in sales of our TA1101 and TA 2024 products to Apple Computer, and decreased sales of TA2020, TA2022 and TA3020 digital audio amplifiers primarily in China due to decreased demand in the low-end DVD receiver market.

Sales to Alcatel, Apple Computer, Kyoshin Technosonic Co., Ltd., (KTS), and Samsung accounted for approximately 9%, 18%, 23% and 14%, respectively, of revenue in the nine months ended September 30, 2003 and 1%, 30% 3%, and 4%, respectively, in the corresponding nine month period. Sales to our five largest customers represented approximately 66% of revenue in the nine months ended September 30, 2003 and 71% of revenue in the nine months ended September 30, 2002.

Gross Profit (Loss). Gross profit for the nine months ended September 30, 2003 was $2.8 million (including stock-based compensation expense of $4,000), compared with a gross loss of $2.9 million (including stock-based compensation expense of $25,000) for the nine months ended September 30, 2002. The increase in the gross profit for the nine months ended September 30, 2003 reflects ongoing product cost reduction efforts and sale of higher margin products. The gross loss for the nine months ended September 30, 2002 was primarily due to a $5 million provision for excess and obsolete inventory (TA 2022), recorded during the first quarter of 2002.

Research and Development. Research and development expenses for the nine months ended September 30, 2003 were $5.2 million (including stock-based compensation expense of $27,000), a decrease of $4.2 million or 45% from $9.4 million (including stock-based compensation expense of $167,000) for the nine months ended September 30, 2002. The year over year decrease for the nine month periods resulted from a decrease in personnel costs, a decrease in product development expenses and lower expenses related to rent and insurance.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2003 were $3.5 million (including stock-based compensation expense of $14,000) a decrease of $0.7 million from $4.2 million (including stock-based compensation credit of $493,000) for the nine months ended September 30, 2002. Selling general and administrative expenses decreased year over year due to decreased headcount and related costs and lower expenses related to a reduction in rent, insurance and bad debts.

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

Net cash used in operating activities decreased from $10.2 million for the nine months ended September 30, 2002 to $3.2 million for the nine months ended September 30, 2003. The $7.0 million decrease was primarily due to a $10.7 million reduction in net loss, together with decreases in inventories and accrued expenses, partially offset by an increase in accounts receivable. The decrease in the net loss was due to both decreased operating expenses and as a result of no significant additional inventory reserves being taken during 2003 whereas a $5 million provision for excess inventory was taken during the nine months ended September 30, 2002. Under the current building lease agreement we did not pay any cash during the first seven months of 2003. However, beginning August 1, 2003 we are now required to pay approximately $42,000 per month.

Net cash provided by investing activities decreased from $522,000 for the nine months ended September 30, 2002 to $375,000 for the nine months ended September 30, 2003. The decrease was due to a decrease in sale of short-term investments and a decrease in purchase of equipment, partially offset by the release of restricted cash.

Cash provided by financing activities for the nine months ended September 30, 2003 was $1.8 million as compared to $19.4 million for the nine months ended September 30, 2002. We completed a financing in January 2002 and raised $21 million in gross proceeds through a private placement. 1.2 million common stock warrants issued in connection with the January 2002 financing were exercised during the quarter ended September 30, 2003, which resulted in proceeds of approximately $1.7 million. At September 30, 2003 approximately 1.9 million common stock warrants are exercisable and outstanding. These stock warrants have an exercise price of $1.95 per share and expire in January 2005. If these warrants are exercised we will receive approximately $3.7 million in cash proceeds. Furthermore, if our common stock trades at $5.85 per share or greater for a period of 20 out of 30 consecutive trading days, the Company can require the holders to exercise the remaining outstanding warrants.

At September 30, 2003, we had approximately $9.1 million in cash and net working capital of approximately $11.0 million with which to fund current operations.

We entered into a credit agreement with a financial institution that provided for a one year revolving credit facility in an amount of up to $10 million subject to certain restrictions in the borrowing base based on eligibility of receivables. The credit agreement expired on June 30, 2003 and has not been renewed.

The credit agreement was used to issue stand-by letters of credit totaling $0.7 million to collateralize the Company’s obligations to a third party for the purchase of inventory and to provide a security deposit for the lease of new office space. Upon the expiration of the credit agreement on June 30, 2003, the Company entered into a Pledge and Security Agreement to provide a security interest in a money market account in the amount of $0.7 million for the standby letters of credit, which totaled $0.7 million at September 30, 2003.

Our total potential commitments on our operating leases and inventory purchases as of September 30, 2003, were as follows (in thousands):

As of September 30, 2003	Operating Leases	Capital Lease	Inventory Purchase Commitments

2003	$179	$90	$4,268
2004	933	406
2005	1,083	408
2006	1,046	—
2007	270	—

Total minimum lease payments	$3,511	$904	$4,268

Less: amount representing interest		(93)

Present value of minimum lease payments		811
Less: current portion of capital lease obligations		(300)

		$512

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

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”).  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  We adopted FIN 46 on January 1, 2003. The adoption of this standard did not have a material impact on our consolidated financial statements as we have no interest in any variable interest entities.

In June 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. We anticipate that the adoption of this statement will not have a material impact on our consolidated financial statements.

In June 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (‘SFAS 150’).” SFAS 150 establishes standards for how an issue classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We anticipate the adoption of this statement will not have a material impact on our consolidated financial statements.

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

As of September 30, 2003, we had an accumulated deficit of $178.2 million. We incurred net losses of approximately $5.8 million in the nine months ended September 30, 2003, $16.5 million (before accretion on preferred stock of $14.9 million) in 2002 and $27.0 million in 2001. We may continue to incur net losses and these losses may be substantial. Furthermore, we may continue to generate significant negative cash flow in the future. We will need to generate substantially higher revenue to achieve and sustain profitability and positive cash flow. Our ability to generate future revenue and achieve profitability will depend on a number of factors, many of which are described throughout this section. If we are unable to achieve or maintain profitability, we will be unable to build a sustainable business. In this event, our share price and the value of your investment would likely decline and we might be unable to continue as a going concern.

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

15

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

A relatively small number of customers have accounted for most of our revenues to date. Any reduction or delay in sales of our products to one or more of these key customers could seriously reduce our sales volume and revenue and adversely affect our operating results. In particular, sales to three large customers, including Apple Computer Inc., Kyoshin Technosonic Co., Ltd., (KTS) and Samsung Electronics Co., Ltd., accounted for approximately 18%, 23% and 14%, respectively, of revenue for the nine months ended September 30, 2003 and 30%, 3% and 4% respectively, in the corresponding nine months ended September 30, 2002. Moreover, sales to our five largest end customers represented approximately 66% revenue in the nine months ended September 30, 2003 and 71% of revenue in the nine months ended September 30, 2002. We expect that we will continue to rely on the success of our largest customers and on our success in selling our existing and future products to those customers in significant quantities. However, we cannot be sure that we will retain our largest customers or that we will be able to obtain additional key customers or replace key customers we may lose or who may reduce their purchases.

We currently rely on sales of four products for a significant portion of our revenue, and the failure of these products to be successful in the future could substantially reduce our sales.

We currently rely on sales of our TA1101B, TA2020, TA2024, and TLD4012 digital audio amplifiers to generate a significant portion of our revenue. Sales of these products amounted to 86% of our revenue for the nine months ended September 30, 2003, 62% of our revenue in 2002 and 67% of our revenue in 2001. We have developed additional products and plan to introduce more products in the future, but there can be no assurance that these products will be commercially successful. Consequently, if our existing products are not successful, our sales could decline substantially.

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

We cannot guarantee success with regard to these factors. 17

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

During the quarter ended September 30, 2003 a portion of the warrants issued in connection with the January 2002 Series A financing were exercised resulting in proceeds of approximately $1.7 million for the issuance of approximately 1 million shares of common stock. The warrants have a three year term and are exercisable at $1.95 per share. In addition, if the common stock trades at $5.85 per share or greater for a period of 20 out of 30 trading days, we can require the holders to exercise the remaining outstanding warrants. If all of the remaining outstanding warrants are exercised, we will be required to issue approximately an additional 1.9 million shares of common stock, or approximately 4% of the common stock outstanding as of September 30, 2003. If all of the remaining outstanding warrants are exercised in full, we would receive approximately $3.7 million in proceeds. Our management will have sole discretion over use of these proceeds and may spend the proceeds in ways with which our stockholders may not agree.

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

We currently obtain almost all of our manufacturing, assembly and test services from suppliers located outside the United States and may expand our manufacturing activities abroad. Approximately 77% of our total revenue for the three months ended September 30, 2003 was derived from sales to end customers based outside the United States. In 2002 and 2001, 63% and 59%, respectively, of our total revenue was derived from sales to end customers based outside of the United States. In addition, we often ship products to our domestic customers’ international manufacturing divisions and subcontractors.

Accordingly, we are subject to risks inherent in international operations, which include:

•	political, social and economic instability;

•	trade restrictions and tariffs;

•	the imposition of governmental controls;

•	exposure to different legal standards, particularly with respect to intellectual property;

•	import and export license requirements;

•	unexpected changes in regulatory requirements; and

•	difficulties in collecting receivables.

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

Our business depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws to protect our proprietary technologies. We cannot be sure that such measures will provide meaningful protection for our proprietary technologies and processes. As of September 30, 2003, we have 31 issued United States patents, and 11 additional United States patent applications which are pending. In addition, we have 16 international patents issued and an additional 31 international patents pending. We cannot be sure that any patent will issue as a result of these applications or future applications or, if issued, that any claims allowed will be sufficient to protect our technology. In addition, we cannot be sure that any existing or future patents will not be challenged, invalidated or circumvented, or that any right granted thereunder would provide us meaningful protection. The failure of any patents to provide protection to our technology would make it easier for our competitors to offer similar products. In connection with our participation in the development of various industry standards, we may be required to agree to license certain of our patents to other parties, including our competitors, that develop products based upon the adopted standards.

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

Item 4. Controls and Procedures

Introduction. Rules promulgated under the Securities Exchange Act of 1934, as amended, (the “Act”) define “disclosure controls and procedures” to mean controls and procedures that are designed to ensure that information required to be disclosed by public companies in the reports filed or submitted under the Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms (“Disclosure Controls”). New rules promulgated under the Act define “internal control over financial reporting” to mean a process designed by, or under the supervision of, a public company’s principal executive and principal financial officers, or persons performing similar functions, and effected by such company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”), including those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements (“Internal Controls”).

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

Evaluation of disclosure controls and procedures. Based on their evaluation as of September 30, 2003, our chief executive officer and chief financial officer, with the participation of management, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) were effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q.

Changes in internal controls. There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2003, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

In connection with a Series A financing that was completed on January 24, 2002, the Company issued to the placement agent for the financing a warrant to acquire 419,968 units, with each unit consisting of one share of the Company’s common stock and a warrant to acquire 0.20 of a share of common stock. On September 15, 2003, the placement agent exercised the warrant to acquire 419,968 units and immediately thereafter, the placement agent exercised the resulting warrant to acquire 83,994 shares of the Company’s common stock. Each of the warrants were issued on a net exercise, or cashless, basis, and the placement agent was issued an aggregate of 300,438 shares of the Company’s common stock as a result of the transaction. The Company received no additional consideration for the issuance of such shares. The initial exchange by the Company of the warrant to acquire 419,968 units and the subsequent exchange by the Company of the warrant to acquire 83,994 shares of the Company’s common stock were exempted from registration under Section 3(a)(9) of the Securities Act as exchanges by an issuer exclusively with existing security holders where no commission or remuneration is paid. There were no underwriters involved in this transaction or additional purchasers of unregistered common stock during the quarter ended September 30, 2003.

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

See Exhibit Index below.

(b)	Reports on Form 8-K

The following reports on Form 8-K were furnished during the third quarter of fiscal 2003:

(i)	On August 1, 2003, we furnished an amendment to our current report on Form 8-K under Item 12, originally filed on July 29, 2003, describing and furnishing the script used in a conference call discussing our financial results for the quarter ended June 30, 2003.

(ii)	On July 29, 2003, we furnished a current report on Form 8-K under Item 12, describing and furnishing the press release announcing our earnings for the quarter ended June 30, 2003, which press release included our condensed consolidated balance sheets and statements of operations for the period.

24

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.

Tripath Technology Inc. Date November 10, 2003
By: /s/ David P. Eichler —————————————— David P. Eichler Vice President Finance and Chief Financial Officer Principal Financial and Accounting Officer

25

EXHIBIT INDEX

Exhibit No.		Description

10.5	†	2000 Employee Stock Purchase Plan, as amended.

31.1		Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2		Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	*	Certification of the Chief Executive Officer and the Chief Financial Officer of the Company, as required by Rule
13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

†	Represents a management contract or compensatory plan or arrangement.

*	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

26