Form 10-K
period 2003-12-31
TRIPATH TECHNOLOGY INC
filed 2004-03-09
CIK 1045739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2003

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 000-31081

TRIPATH TECHNOLOGY INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0407364
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2560 Orchard Parkway
San Jose, CA 95131
(408) 750-3000
(Address, including zip code, of registrant’s principal executive offices and telephone number, including area code)

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

     There were 47,199,688 shares of Tripath Technology Inc. common stock outstanding on February 23, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Certain Portions of the Registrant’s Proxy Statement for its 2004 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation  14A not later than April 29, 2004, are incorporated herein by reference to Part III of this Annual Report on Form 10-K.

TRIPATH TECHNOLOGY INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2003

PART I

          The following discussion and analysis contains forward-looking statements.  These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements.  Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “should,” “estimate,” “predict,” “potential,” “continue” or the negative of such terms or other similar expressions, identify forward-looking statements.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in such forward-looking statements as a result of several factors, including, but not limited to, those factors discussed under the caption “Risk Factors” and elsewhere in this document.  These and many other factors could affect our future financial and operating results.  Tripath undertakes no obligation to update any forward-looking statement to reflect events after the date of this report.

ITEM 1.	BUSINESS

          We are a fabless semiconductor company that focuses on providing highly efficient power amplification to the digital media consumer electronics and communications markets. We design and sell digital amplifiers based on our proprietary technology, called Digital Power Processing®, which enables us to provide significant performance, power efficiency, size and weight advantages over traditional amplifier technology.  Our digital amplifiers are branded “Class-T®” and combine a switching mode approach that generates high fidelity sound with low distortion and considerably lower heat dissipation than Class-AB amplifiers. We target and provide digital amplifiers for three primary markets where signal fidelity and power efficiency are important: Consumer Electronics, Digital Subscriber Line (“DSL”) and Wireless.  Within the Consumer Electronics market, we target multiple market segments, which include consumer audio applications such as 5.1 – 7.1 channel home theater systems, flat panel televisions, personal computers, mini/micro component stereo systems, cable set-top boxes and gaming consoles, automotive audio applications such as in-dash head units and trunk amplifiers and professional audio applications such as audio distribution systems and pro-audio amplifiers. We are currently offering digital amplifiers in the form of line drivers for use in DSL equipment.  We also have a research and development program aimed at developing amplifiers for digital wireless handsets and base stations to increase talk time and battery life and improve overall power efficiency.

          We were incorporated in California in July 1995, and reincorporated in Delaware in July 2000. We became a public reporting company in August 2000, and our stock is currently listed on the National NASDAQ market under the stock symbol “TRPH”. Our principal executive office is located at 2560 Orchard Parkway, San Jose, CA 95131.  Our telephone number is (408) 750-3000, and our Internet home page is located at www.tripath.com; however, the information in, or that can be accessed through, our home page is not part of this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available, free of charge, on our Internet home page as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC.

Markets and Products

          We develop and supply digital amplifiers for three primary markets: Consumer Electronics, DSL and Wireless.  Within the Consumer Electronics market, we target the consumer audio and automotive audio market segments.  Within the DSL market, we have recently begun offering single and dual channel line driver products.  Within the Wireless market, we have a research and development program aimed at developing a family of amplifier products for use in wireless handsets, also known as Radio Frequency (“RF”) Power Amplifiers.

Consumer Electronics - Consumer Audio Amplifiers

          We provide a broad range of digital audio amplifiers based on our Digital Power Processing (“DPP®”) technology. Manufacturers are incorporating our digital audio amplifiers in a diverse set of applications, including 5.1 – 7.1 channel home theater systems, flat panel televisions, professional amplifiers, DVD and A/V receivers, personal computers, mini/micro component stereo systems, cable set-top boxes and gaming consoles.

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

          We offer three categories of digital audio amplifier products, fully integrated audio amplifiers, amplifier drivers and chipsets. In our integrated products, the actual power output transistors are included in the single integrated circuit package. These products currently support power levels of up to two channels of 100 watts per channel. At levels greater than 100 watts per channel, we offer driver products that include our proprietary DPP® signal processing integrated circuit and a high voltage integrated circuit that drives a range of external power transistors. The use of external power transistors is required at these power levels due to the heat dissipation limitations of a single integrated circuit package. We offer driver products with power capability that ranges from 100 watts to 2000 watts and chipset products with power capability that ranges from 50 watts to 350 watts. We use a four ohm load for reference when we specify power.

          Our products support analog inputs to be compatible with existing analog amplifier systems. In some applications, a digital input to the amplifier is preferred and we are responding to the market needs by developing several new audio amplifiers with digital input. The first of those devices, the TCD6000 was announced in 2003 and is currently in the sampling phase of its product life cycle.

          The digital input format that we plan to support across the product line in the table below is referred to as I2S. In this interface, the digital content is encoded in a format that is specified by the I2S standard.

          In September 2003, we announced the introduction of a new breakthrough low cost power stage architecture platform, based on “CMOS” processes, which we refer to as “Godzilla” that can be used across the broad spectrum of audio amplifiers from 10 Watt per channel PC stereo to greater than 150 Watt per channel audio video receivers. We believe that this new architecture will enable us to reduce our manufacturing costs in the future and help us compete more effectively with traditional analog amplifiers and other digital solutions.

          In January 2004, we announced our first four amplifier devices based on the new Godzilla, CMOS process and we are currently sampling these devices with various customers. These four devices can deliver a wide range of power from 50 up to 200 Watts per channel. Volume production on all four devices is expected to begin during the third quarter of 2004.

Consumer Electronics - Automotive Audio Amplifiers

          Because of their ability to decrease the size and weight of audio systems and lower heat dissipation, our products can be used in applications in automotive audio systems where these issues are critical.  Our proprietary technology allows products to generate high fidelity sound with significantly lower heat dissipation making it ideal for compact design applications. We currently offer products specifically targeted for automotive applications such as in-dash head units and trunk amplifiers.

          We currently sell two products that are specifically targeted at the automotive market: the TA 2041, a 4 channel x 70 Watt digital audio amplifier, and the recently announced TAA4100, the World’s first 4 channel x 100 Watt digital audio amplifier in a single package.

          The table below summarizes our consumer electronics (consumer audio and automotive) products that we are currently selling.

Total Harmonic
		Output	Operating
	Product	(watts/channel)	Efficiency	Distortion(1)	Applications

Integrated Amplifiers
	TA2024B	15W	88%	0.045% THD	•	DVD and A/V Receivers
					•	Flat Panel TVs (Liquid Crystal Display (“LCD”) and Plasma)
					•	Personal Computers
					•	Multimedia Speaker Systems
					•	Gaming Consoles

	TA2020	20W	88%	0.03% THD	•	DVD and A/V Receivers
					•	Flat Panel TVs (LCD and Plasma)
					•	Personal Computers
					•	Multimedia Speaker Systems
					•	Gaming Consoles

	TA2021B	20W	88%	0.03% THD	•	DVD and A/V Receivers
					•	Flat Panel TVs (LCD and Plasma)
					•	Personal Computers
					•	Multimedia Speaker Systems
					•	Gaming Consoles

	TA2041A	70W	85%	0.02% THD	•	Automotive Head Units
					•	5.1 Channel Home Theater Systems
					•	DVD and A/V Receivers
					•	Multimedia Speaker Systems

	TA2022	100W	92%	0.03% THD	•	5.1 Channel Home Theater Systems
					•	DVD and A/V Receivers
					•	Mini / Micro Component Systems
					•	Automotive Audio
					•	Cable Set-Top Boxes

Amplifier Drivers
	TA3020	300W	95%	0.03% THD	•	DVD and A/V Receivers
					•	Pro-Audio Amplifiers
					•	Automotive Audio
					•	Subwoofer Amplifiers

	TA0105A	500W	85%	0.10% THD	•	Pro-Audio Amplifiers
					•	Automotive Audio
					•	Subwoofer Amplifiers
					•	High Power Stereo Amplifiers

Chipsets
	TK2019	20W	92%	0.03%THD	•	5.1 Channel Home Theater Systems
					•	DVD and A/V Receivers
					•	Mini / Micro Component Systems
					•	Automotive Audio
					•	Cable Set-Top Boxes

	TK2050	50W	92%	0.01% THD	•	5.1 Channel Home Theater Systems
					•	DVD and A/V Receivers
					•	Mini / Micro Component Systems
					•	Automotive Audio
					•	Cable Set-Top Boxes

	TK2051	50W	92%	0.01% THD	•	5.1 Channel Home Theater Systems
					•	DVD and A/V Receivers
					•	Mini / Micro Component Systems
					•	Automotive Audio
					•	Cable Set-Top Boxes

	TK2070	70W	92%	0.05%THD	•	5.1 Channel Home Theater Systems
					•	DVD and A/V Receivers
					•	Mini / Micro Component Systems
					•	Automotive Audio
					•	Cable Set-Top Boxes

	TK2150	200W	93%	0.02% THD	•	5.1 Channel Home Theater Systems
					•	DVD and A/V Receivers
					•	Automotive Audio
					•	Subwoofer Amplifiers

	TK2350	300W	95%	0.03% THD	•	Pro-Audio Amplifiers
					•	DVD and A/V Receivers
					•	Automotive Audio
					•	Subwoofer Amplifiers

(1)	Total Harmonic Distortion, or THD, measures the change in a signal as it is amplified, expressed as a percentage of a pure input signal. The more accurate an amplifier is, the lower its THD will be.

DSL Line Driver Amplifiers

          Our DPP® technology allows us to produce highly linear amplifiers for line cards that use power more efficiently than traditional amplifiers with conventional architectures. DSL amplifiers are often called line drivers. Because our line drivers are more power efficient, they eliminate the heat sink and other electronic components associated with traditional line drivers. As a result, our line drivers can be smaller than traditional line drivers. In addition, their efficiency makes them a more attractive solution for DSL service providers because the power budgeted for the equipment in such service providers’ central offices is fixed.

          Our initial product is a line driver for use in the Asymmetric DSL (“ADSL”) market. ADSL, a popular form of DSL technology, is designed to allow greater data rates from the central office to the subscriber than from the subscriber to the central office. This means that typical users will be able to download data faster than they can send data, which is suitable for most residential users. In February 2001, we announced our entry into the ADSL chipset market with a new family of central office ADSL line drivers. These new products offer full reach and data rate capability and can reduce heat dissipation substantially versus conventional line drivers. Our line driver configurations feature:

•	power consumption of approximately 680mW per channel

•	support for full rate and G. LITE data rates

•	low distortion specifications

•	low power mode

•	digitally programmable gain

•	small footprint package

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

          The following table provides additional information concerning the specifications of our current and future generation of DSL line drivers.

Product	Power Consumption (milliwatts/channel)	Application

TLD4012 Single channel family	680mW	Central office ADSL line driver
TLD4021 Dual channel family	500mW	Central office ADSL line driver

We started to ship our TLD4012 DSL line driver in volume during the first half of 2003 and we are in the sampling phase of our new dual channel line driver.

RF/Wireless Power Amplifiers

          Our expertise in the development of highly linear and energy efficient circuits has allowed us to develop an amplifier architecture which we believe is well-suited for use in digital handsets, base stations and other wireless products. The initial targeted market is for cellular phones that utilize a digital transmission method known as Code Division Multiple Access (“CDMA”). Linearity is important to this technology because CDMA uses a complex signal transmission method that requires more accurate reception and reproduction. Additionally, we believe our DPP® technology could provide significant improvements to the design of cellular phones in terms of talk-time, data connection time and battery size, which are all dependent on the efficiency of the RF Power Amplifier. We are currently working with two companies in this area who are in the early stages of evaluating our technology.

Core Technology

          We believe that one of our key competitive advantages is our broad base of patented core technologies, which are comprised of innovative adaptive and predictive signal processing techniques. These processing techniques are derived from algorithms used in communications theories. These unique techniques are derived from a confluence of four primary disciplines in mixed signal circuit design, digital signal processing (“DSP”), algorithm development, power semiconductor circuit design and packaging design. We intend to continue to build and improve on these four primary technology foundations as we expand our product reach into other markets and industries.

          We have implemented unique processing algorithms in a silicon-based processor which we call a Mixed Signal Processor. The execution speed of these complex algorithms by our Mixed Signal Processor allows us to achieve the required linearity and efficiency in our products. The Mixed Signal Processor functionality is a vital component in the architecture of the products we design.

          Our core technologies are characterized by four key areas of competency highlighted below:

Mixed Signal Circuit Design Expertise

          We are an innovator in advanced mixed signal circuit design including audio amplifiers, DSL line driver amplifiers and RF Power Amplifiers. We have developed significant intellectual property in our mixed signal circuit designs, which are applicable across multiple market segments. As such, we have demonstrated significant improvements in power efficiency and linearity for audio amplifiers and central office line driver integrated circuits. We are also applying this same core technology to the development of highly linear and highly efficient RF Power Amplifier integrated circuits for incorporation in cellular telephones.

DSP Algorithm Expertise

          We have expertise in developing system applications using our DPP® technology. This includes industry standard designs as well as customer specific systems in the DSL and Consumer Electronics markets. The high efficiency, high quality power processing products that we design require a comprehensive understanding of new and innovative DSP techniques at the system as well as the device level. We will continue to research and improve our DPP® technology.

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

Research and Development

          Our research and development efforts are focused on developing products based on our DPP® technology for high growth markets, such as the consumer audio, DSL and wireless communications markets. As of December 31, 2003, our research and development staff consisted of 36 employees, many of whom have experience across multiple engineering disciplines. In 2003, 2002 and 2001, our research and development expenses were approximately $6.9 million, $11.7 million and $19.9 million, respectively.

Manufacturing

Wafer Fabrication

          We are able to use independent silicon foundries to manufacture our integrated circuits because our products are manufactured with standard processes. By outsourcing our manufacturing requirements, we are able to focus our resources on design engineering.

          Our operations group closely manages the interface between manufacturing, design engineering and sales. The group provides manufacturing support required for test and product engineering, process and device engineering, package engineering, reliability, quality assurance and production control. We maintain our organizational structure and quality standards to match with market leading semiconductor manufacturers. We use an online work-in-progress control methodology wherever possible, and maintain close reporting mechanisms with all of our suppliers to ensure that the manufacturing subcontracting process is transparent to our customers.

          Our key silicon foundries are United Microelectronics Corporation in Taiwan, STMicroelectronics Group in Europe and Renesas Technology  (Mitsubishi Electric) in Japan. We believe we have adequate capacity to support our current sales levels. We continue to work with our existing foundries to obtain more production capacity and we are actively qualifying new foundries to procure additional production capacity.

          Our Mixed Signal Processor and high voltage power devices are currently manufactured with Complementary Metal Oxide Semiconductor (“CMOS”) and Diffusion Metal Oxide Semiconductor (“DMOS”) processes using >0.18 micron technology. CMOS and DMOS are industry standard semiconductor manufacturing processes. We continuously evaluate the benefits, on a product by product basis, of migrating to smaller design technologies to reduce costs and improve performance.

          In September 2003, we announced the introduction of a new breakthrough low cost power stage architecture platform, based on “CMOS” processes, which we refer to as “Godzilla” that can be used across the broad spectrum of audio amplifiers from 10 Watt per channel PC stereo to greater than 150 Watt per channel audio video receivers. We believe that this new architecture will enable us to reduce our manufacturing costs and continue to improve our gross margins during the latter part of 2004 and during 2005.

Assembly and Test

          We currently outsource all of our assembly and testing operations to AMBIT Microsystems Corporation in China, Amkor Technology, Inc. in the Philippines, Advanced Semiconductor Engineering (“ASE”) in Korea, Malaysia and Taiwan, Lingsen in Taiwan, STS (formerly ISE Labs Assembly) in China, ST Assembly Test Services Ltd. in Singapore and ST Microelectronics Group in Malaysia.

Quality Assurance

          We currently rely on our foundries and assembly subcontractors to assist in the qualification process of our products. We also participate in quality and reliability monitoring through each stage of the production cycle. We closely monitor wafer foundry production, assembly and test manufacturing operations to ensure consistent overall quality, reliability and yield levels.

Marketing, Sales and Customers

          Our marketing strategy is to target existing and potential customers who are industry leaders in the consumer electronics (consumer, automotive and professional audio), DSL communications and wireless communications markets.  Currently, our sales and marketing effort is primarily focused on market segments, divided among integrated audio products and module-based driver products, and separately divided among the flat panel TV, home theater, PC, gaming, professional and automotive audio.

          We rely on our direct sales force and distributors to sell our products in our target markets. Approximately 73%  of our sales were through distributors in 2003 compared to 67% in 2002.

          Our sales headquarters is located in San Jose, California. In addition, we market and sell our products through our regional offices located in Japan and Hong Kong, as well as through independent distributors in Asia, Europe and the United States. We incorporated our regional office in Japan as a wholly-owned subsidiary in January 2001. Our sales force, together with our engineering and technical staff, works closely with customers to integrate our amplifiers into their products. We believe that close working relationships with customers will help us to achieve design wins and ultimately achieve high volume production.

          End customers for our products are primarily manufacturers of audio electronic components, communications infrastructure equipment and wireless communications equipment.  Three, two and four end customers accounted for more than 10% of our sales in 2003, 2002 and 2001, respectively. The customers who accounted for more than 10% of our sales in 2003 were Kyoshin Technosonic Co., Ltd., (KTS), Samsung Electronics Co., Ltd. (Samsung) and Apple Computer.

          For a detailed description of our sales by geographic region, see Note 2 (Segment and geographic information) to our consolidated financial statements.

Competition

          We currently compete with a number of larger companies in the consumer audio amplifier market. While our technology offers distinct advantages over the analog approach, we believe that approximately only 2-3 percent of the market has converted to digital audio amplifiers at this time.  The primary analog amplifier competitors in the market today are National Semiconductor, Philips Electronics, ST Microelectronics and Texas Instruments. Philips, ST Microelectronics and Texas Instruments are also our major competitors in the digital audio amplifier market.  In addition, a number of companies, such as Cirrus Logic Inc., have announced their intention to enter this market. We have been active in the audio amplifier market since our inception and we believe that we maintain a strong competitive position.

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

          In each of these markets, we believe that our main competitive advantages are our product capabilities, low power consumption, high signal fidelity and level of integration. However, many of our competitors are large public companies that have longer operating histories and significantly greater resources than us. As a result, these competitors may compete favorably on factors such as price, customer support and reputation.

Intellectual Property

          We rely primarily on a combination of patent, copyright, trademark, trade secret and other intellectual property laws, nondisclosure agreements and other protective measures to protect our proprietary technologies and processes. We have 32 issued United States patents and 12 additional pending United States patent applications. In addition, we have 16 international patents issued and an additional 29 international patents pending. We expect to continue to file patent applications where appropriate to protect our proprietary technologies. To our knowledge, no patents have been contested by third parties thus far.

Employees

          As of December 31, 2003, we had 56 full-time employees, including 36 employees engaged in research and development, 9 engaged in sales and marketing and 11 engaged in general administration activities. None of our employees are represented by a labor union and we have never experienced a work stoppage. We consider our employee relations to be good.

ITEM 2.	PROPERTIES

          We lease one facility in San Jose, California, which has approximately 65,000 square feet pursuant to the lease, which expires on March 31, 2007. This facility comprises our headquarters and includes our administration, sales and marketing and research and development departments.  We also lease approximately 2,400 square feet of office space outside of Tokyo, Japan for our Japanese sales office. The lease for this space expires on October 31, 2004. We believe that existing facilities are adequate for our needs.

ITEM 3.	LEGAL PROCEEDINGS

          None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

Executive Officers of the Registrant

          The following table sets forth certain information regarding our executive officers as of December 31, 2003:

Name	Age	Position

Dr. Adya S. Tripathi	51	President and Chief Executive Officer, Chairman of the Board
David P. Eichler	55	Chief Financial Officer, Vice President of Finance and Corporate Secretary
Dr. Naresh C. Sharma	53	Vice President of Operations
Graham K. Wright	45	Vice President of Sales and Marketing

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

          Dr. Naresh C. Sharma  has served as our Vice President of  Operations since August 2001. Dr. Sharma joined Tripath in 1998 serving as Director of Process Engineering and Development. Prior to joining us, from 1997 to 1998, Dr. Sharma was Director, Foundry FAB Operations at Alliance Semiconductor and from 1992 to 1997, he was Senior Manager, Strategic Fabs at Cirrus Logic. Dr. Sharma has also held various management and engineering positions at Cypress Semiconductor, National (Fairchild) Semiconductor and American Microsystems. He received his Doctorate of Philosophy in Physics from the Indian Institute of Technology (Delhi) in 1978 and his Master of Science in Solid State Physics from the Indian Institute of Technology (Roorkee) in India.

          Graham K. Wright has served as our Vice President of Sales since September 2002. Prior to joining us, Mr. Wright held various positions with Cirrus Logic including Vice President of Sales-Americas from 2000 to 2002 and Director of Western Area Sales from 1997 to 2000. Mr. Wright holds a Bachelor of Science in Electrical Engineering from Michigan Technological University.

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

	2003		2002

	High	Low	High	Low

First Quarter	$0.31	$0.22	$2.83	$1.45
Second Quarter	$0.89	$0.17	$2.08	$0.85
Third Quarter	$5.01	$0.77	$1.02	$0.16
Fourth Quarter	$7.02	$3.20	$0.56	$0.14

          We have not declared or paid any cash dividends on our capital stock since our inception. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. As of February 23, 2004 there were 289 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected historical information has been derived from the audited consolidated financial statements of Tripath. The financial information as of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003 are derived from, and are qualified by reference to, our audited consolidated financial statements and are included elsewhere in this Annual Report on Form 10-K. The financial information as of December 31, 2001, 2000 and 1999 and for each of the two years in the period ended December 31, 2000 are derived from audited financial statements not included in this report.  The following Selected Financial Data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” included elsewhere in this Annual Report on Form 10-K.  The historical results are not necessarily indicative of the results of operations to be expected in the future.

	December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share amounts )

Statement of Operations Data:
Revenue	$13,891	$16,227	$13,541	$9,300	$648
Cost of revenue	9,710	18,494	11,948	11,347	2,463

Gross profit (loss)	4,181	(2,267)	1,593	(2,047)	(1,815)

Operating expenses:
Research and development	6,874	11,650	19,913	26,074	18,320
Selling, general and administrative	4,544	5,557	8,664	14,772	12,935
Restructuring and other charges (Note 3)	—	—	684	—	—

Total operating expenses	11,418	17,207	29,261	40,846	31,255

Loss from operations	(7,237)	(19,474)	(27,668)	(42,893)	(33,070)
Interest and other income, net	22	160	687	1,626	1,368

Net loss	(7,215)	(19,314)	(26,981)	(41,267)	(31,702)
Accretion on preferred stock	—	(14,952)	—	—	—

Net loss applicable to common stockholders	$(7,215)	$(34,266)	$(26,981)	$(41,267)	$(31,702)

Basic and diluted net loss per share	$(0.17)	$(0.88)	$(1.00)	$(2.34)	$(2.98)

Number of shares used to compute basic and diluted net loss per share	41,993	38,823	27,009	17,625	10,624

	December 31,

	2003	2002	2001	2000	1999

Balance Sheet Data:
Cash, cash equivalents, short-term investments and restricted cash	$9,612	$10,598	$5,097	$36,515	$17,403
Working capital	11,198	13,711	12,854	36,160	17,081
Total assets	19,468	20,685	22,160	47,111	22,634
Long term obligations, net of current portion	1,256	933	262	—	—
Convertible preferred stock	—	—	—	—	49,611
Total stockholders’ equity (deficit)	11,920	15,436	15,347	40,088	(30,262)

        No dividends have been paid or declared since our inception.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the “Selected Financial Data” and the financial statements and notes thereto included in this Annual Report on Form 10-K.  Historical operating results are not necessarily indicative of results that may occur in future periods. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under “Risk Factors” and elsewhere in this annual report on Form 10-K. We undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

Overview

          We design and sell digital amplifiers based on our proprietary Digital Power Processing (DPP®) technology. We currently supply amplifiers for audio electronics applications, and  have begun offering amplifiers for DSL applications. We were incorporated in July 1995, began shipping products in the first quarter of 1998 and became a public reporting company in August 2000. Accordingly, we have limited historical financial information and operating history for use in evaluating Tripath and our future prospects. We incurred net losses of approximately $7.2 million in 2003,  $19.3 million in 2002 (before charge for beneficial conversion of $14.9 million) and $27.0 million in 2001. We expect to continue to incur net losses in 2004, and possibly beyond.

          We sell our products to original equipment manufacturers and distributors. We recognize revenue from product sales upon shipment to original equipment manufacturers, net of sales returns and allowances. Our sales to distributors are made under arrangements allowing for returns or credits under certain circumstances and we defer recognition on sales to distributors until products are resold by the distributor to the end user. All of our sales are made in  United States (“U.S.”) dollars.

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

Critical Accounting Policies

          Use of Estimates: Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to product returns, warranty obligations, bad debts, inventory direct costing and valuation, accruals, valuation of stock options and warrants, income taxes (including the valuation allowance for deferred taxes) and restructuring costs. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from the other sources. Actual results may materially differ from these estimates under different assumptions or conditions. Material differences may occur in our results of operations for any period if we made different judgments or utilized different estimates.

          Revenue Recognition: We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”.  We recognize revenue when all of the following criteria are met: 1) there is persuasive evidence that an arrangement exists, 2) delivery of goods has occurred, 3) the sales price is fixed or determinable, and 4) collectibility is reasonably assured.  The following policies apply to our major categories of revenue transactions.  Sales to OEM Customers: Under our standard terms and conditions of sale, title and risk of loss transfer to the customer at the time product is delivered to the customer, FOB shipping point, and revenue is recognized accordingly.  We accrue the estimated cost of post-sale obligations, including basic product warranties or returns, based on historical experience.  We have experienced minimal warranty or other returns to date. Sales to Distributors:  We provide our distributors certain incentives such as stock rotation, price protection, and other offerings.  As a result of these incentives, we defer recognition of revenue until such time that the distributor sells product to its customer.

           Allowance for Doubtful Accounts: We provide an allowance for doubtful accounts to ensure trade receivables are not overstated due to uncollectibility. The collectibility of our receivables is evaluated based on a variety of factors, including the length of time receivables are past due, customers’ indication of willingness to pay, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when we become aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or substantial deterioration in the customer’s operating results or financial position. If circumstances related to our customers change, estimates of the recoverability of receivables would be further adjusted.

          Inventories:   Inventories are stated at the lower of cost or market. This policy requires us to make estimates regarding the market value of our inventory, including an assessment of excess or obsolete inventory. We determine excess and obsolete inventory  based on an estimate of the future demand and estimated selling prices for our products within a specified time horizon, generally 12 months. The estimates we use for expected demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. In addition to current inventory of $5.6 million, we have inventory purchase commitments of approximately $3.2 million. Our inventory and purchase commitments are based on expected demand and not necessarily built for  firm purchase commitments for our customers.  Because of the required delivery lead time, we need to carry a high level of inventory in comparison to past sales.  Actual demand and market conditions may be different from those projected by our management. If our unit demand forecast is less than our current inventory levels and purchase commitments, during the specified time horizon, or if the estimated selling price is less than our inventory value, we will be required to take additional excess inventory charges or write-downs to net realizable value which will decrease our gross margin and net operating results in the future. During the quarter ended March 31, 2002, we recorded a provision for excess inventory of approximately $5 million related to excess inventory for our TA2022 product as a result of a decrease in forecasted sales for this product.

Results of Operations

Years Ended December 31, 2003, 2002 and 2001

          Revenue.  Revenues for fiscal year 2003 were $13.9 million, a decrease of $2.3 million or 14% from revenues of $16.2 million for fiscal year 2002. The decrease in revenues was primarily due to decreases in sales of our TA2022, TA3020 and TK2050 products, reflecting lower sales of low margin home theater products in the  China market and decreased demand from Apple Computer, partially offset by increases in sales of our TLD4012 and TA2024 products reflecting increased sales of DSL line drivers and digital audio amplifier products in the flat panel TV and gaming vertical markets.  Revenues for fiscal year 2002 increased by $2.7 million or 20% over revenues of $13.5 million for fiscal year 2001. The increase in revenues resulted primarily from increased sales of our TA2024, TA3020 and TK2050 products, offset partially by decreased sales of our TA1101B and TA2022 products.

          Our top five end customers accounted for 68% of revenue in 2003 versus 67% and 82% in 2002 and 2001 respectively.  Our primary customers in 2003 were Kyoshin Technosonic Co., Ltd. (KTS), Samsung Electronics Co., Ltd. (Samsung) and Apple Computer Inc. (“Apple“), representing 24%, 18% and 15% of revenue, respectively.  In  2002 our primary customers were Apple Computer Inc. and Apex Digital inc., representing 31% and 19% of revenue, respectively.  Sony Corporation and Apple Computer Inc. were our top two customers in 2001, representing 29% and 25% of revenue, respectively.

          Gross Profit (Loss). Gross profit for fiscal year 2003 was $4.2 million (including stock-based compensation expense of $4,000) compared to a gross loss of $2.3 million (including stock-based compensation expense of  $23,000) for fiscal year 2002 and a gross profit of $1.6 million (including stock-based compensation benefit of $95,000) for fiscal year 2001. The increase in gross profit for fiscal year 2003 reflects ongoing product cost reduction efforts, increased unit volumes for a number of our products as well as sales of higher margin products. The gross loss for fiscal year 2002 was primarily due to a reserve of $5.0 million for excess inventory during the first quarter of 2002. The inventory charge, related to excess inventory for our TA2022 product, was based on a decline in forecasted sales for this product.

          Research and Development.  Research and development (R&D) expenses for fiscal year 2003 were $6.9 million (including stock-based compensation expense of $20,000), a decrease of $4.8 million or 41% from R&D expenses of $11.7 million (including stock-based compensation expense of $195,000) for fiscal year 2002. The decrease in R&D expenses was due to a decrease in personnel costs, as a result of reduced headcount and salary reductions, and a decrease in product development expenses, as well as lower rent and insurance expenses.. R&D expenses for fiscal year 2001 totaled $19.9 million (including stock-based compensation benefit of $133,000). The  decrease in R&D expenses from 2001 to 2002 was due to lower personnel related costs and lower product development costs. We anticipate that our R&D expenses will increase in fiscal 2004.

          Selling, General and Administrative Expenses.  Selling, general and administrative (S,G&A) expenses for fiscal year 2003 were $4.5 million (including stock-based compensation expense of $57,000), a decrease of $1.1 million or 20% from S,G&A expenses of $5.6 million (including stock-based compensation benefit of $502,000) in 2002.  The decrease in S,G&A expenses was primarily due to decreased headcount and related costs and  lower expenses related to rent, insurance and  bad debts. S,G&A expenses for fiscal year 2001 were $8.7 million (including stock-based compensation expense of $488,000). The decrease in S,G&A expenses from 2001 to 2002 was primarily due to decreased headcount and related costs and lower professional services costs. We anticipate that our S,G&A expenses will increase in fiscal 2004, including expenses for legal and financial compliance costs related to the Sarbanes-Oxley Act of 2002 and increased insurance costs.

          Restructuring and Other Charges. On August 3, 2001, we announced a restructuring and cost reduction plan which included a workforce reduction and write-off of abandoned assets. As a result of the restructuring and cost reduction plan, we recorded restructuring and other charges of $684,000 during the quarter ended September 30, 2001. Under the restructuring and cost reduction plan, we reduced our workforce by approximately 40 employees across all functions and mostly located at our former headquarters facility in Santa Clara, California. The workforce reduction resulted in a $164,000 charge relating primarily to severance and fringe benefits for terminated employees. We also abandoned assets for a charge of $520,000. The restructuring was completed by December 31, 2001.

     A summary of the restructuring and other charges is as follows:

	Total charges	Non-cash charges	Cash payments

Work force reduction	$164,000	$—	$164,000
Write-off of abandoned assets	520,000	520,000	—

	$684,000	$520,000	$164,000

          Interest and Other Income, net. Interest income for 2003 was $22,000, a decrease of  $138,000 or 86% from interest income of $160,000 in 2002.  Interest income for 2002 decreased $527,000 or 77% from interest income of $687,000 in 2001. The decreases in interest income in 2003 and 2002 resulted from decreases in our average cash equivalents and short-term investment balances to fund operations, together with lower interest rates.

          Accretion on Preferred Stock. Accretion on Preferred Stock for 2002 was $14,952,000. The accretion was due to the financing transaction that was completed in January 2002, in which we raised $21 million in gross proceeds through a private placement of non-voting Series A Preferred Stock and warrants. The accretion related to the beneficial conversion feature represents the difference between the accounting conversion price and the fair value of the common stock on the date of the transaction, after valuing the warrants issued in connection with the financing transaction.

          Income Taxes.We have incurred no income tax expense to date. As of December 31, 2003, we had available federal net operating loss carryforwards of approximately $106 million and state net operating loss carryforwards of approximately $35 million. We also had research and development tax credit carryforwards of approximately $5 million for federal and state purposes. The net operating loss and credit carryforwards will expire at various times through 2021. As of December 31, 2003, we had deferred tax assets of approximately $48 million which consisted primarily of net operating loss carryforwards, research and development tax credit carryforwards and nondeductible reserves and accruals. We have recorded a full valuation allowance against these deferred tax assets. Deferred tax assets will be recognized in future periods as any taxable income is realized and consistent profits are reported.

Liquidity and Capital Resources

          Since our inception, we have financed our operations through the private sale of our equity securities, primarily the sale of preferred stock, through our initial public offering on August 1, 2000 and through a private placement in January 2002 and subsequent stock warrant exercises.  Net proceeds to us as a result of our initial public offering, our 2002 private placement and subsequent stock warrant exercises were approximately $45.4 million, $19.9 million and $5.4 million, respectively.

          Net cash used by operating activities decreased by $8.9 million from $13.0 million for the year ended December 31, 2002  to $4.1million for the year ended December 31, 2003. The decrease was mainly due to a decrease in net loss of $12.1 million primarily as a result of lower operating expenses, partially offset by a decrease in the provision for excess inventory of $4.7 million and an increase in accounts payable of $1.7 million. Net cash used for operating activities during the year ended December 31, 2001 was $32.5 million, the majority of which was used to fund the net loss of $27 million and inventory purchases of $7.6 million.

          Cash used in investing activities was $487,000 for the year ended December 31, 2003 compared with $201,000 for the year ended December 31, 2002. The change was primarily due to no cash being provided from the sale of short term investments during 2003 whereas $1.1 million had been provided from the sale of short term investments during 2002. In 2001 our investing activities provided cash in the amount of $22.1 million from the net sale of short-term investments.

          Cash provided by financing activities decreased by $15.7 million from $19.4 million for the year ended December 31, 2002 to $3.4 million for the year ended December 31, 2003. The higher amount of cash provided by financing activities in 2002 was due to the additional financing, details of which are summarized below.  In 2001, our financing activities provided cash in the amount of $1.8 million, the majority of which was derived from proceeds from issuance of common stock under our Employee Stock Purchase Plan and through exercise of stock options.

          On January 24, 2002, we completed a financing in which we raised $21 million in gross proceeds through a private placement of non-voting Series A Preferred Stock and warrants, at $30 per unit to a group of investors. At a Special Meeting of Stockholders held on March 7, 2002, our stockholders approved the issuance and sale of the Series A Preferred Stock and warrants, which then automatically converted into 13,999,000 shares of common stock and warrants to purchase 3,303,760 shares of common stock. This included unregistered warrants that were issued to the placement agent for the financing transaction to purchase 503,960 shares of our common stock.  The 2,799,800 registered warrants have a term of three years and an effective Common Stock exercise price of $1.95 per share, whereas 419,968 of the 503,960 warrants issued to the placement agent have an effective Common Stock exercise price of $1.50 per share. The remainder of the warrants issued to the placement agent have an effective Common Stock exercise price of $1.95 per share.

          During the year ended December 31, 2003, warrants were exercised which resulted in the issuance of 1,896,226 shares of our common stock with proceeds totaling approximately $3.1 million. The warrants issued to the placement agent were exercised on a net issuance basis resulting in 300,438 shares of our common stock being issued to the placement agent.

          The warrant agreement contained a provision for the mandatory exercise of the warrants if our common stock traded at $5.85 or higher for 20 out of 30 trading days. At the close of business on January 2, 2004 our common stock had traded at $5.85 or higher for 20 consecutive days and we were able to invoke the provision for the mandatory exercise of all outstanding warrants issued in connection with the January 2002 financing. All outstanding warrants were exercised in January 2004 resulting in the issuance of an additional 1.2 million shares of common stock. We received proceeds of approximately $2.3 million from the exercise of these warrants.

          On July 12, 2002, we entered into a credit agreement with a financial institution that provided for a one-year revolving credit facility in an amount of up to $10 million, subject to certain restrictions in the borrowing base based on eligibility of receivables. The credit agreement expired on June 30, 2003 and was not renewed.

          The credit agreement was used to issue stand-by letters of credit totaling $1.7 million to collateralize our obligations to a third party for the purchase of inventory and to provide a security deposit for the lease of new office space. Upon the expiration of the credit agreement on June 30, 2003, we entered into a Pledge and Security Agreement to provide a security interest in a money market account in the amount of $0.7 million for the standby letters of credit, which totaled $0.7 million at December 30, 2003.

          Our total potential commitments on our operating and capital leases and inventory purchases as of December 31, 2003, were as follows (in thousands):

Year Ending December 31,	Operating Leases	Capital Leases	Inventory Purchase Commitments	Totals

2004	$933	$551	$3,235	$4,719
2005	1,083	494	—	1,577
2006	1,046	86	—	1,132
2007	270	—	—	270
2008 and beyond	—	—	—	—

	$3,332	1,131	$3,235	$7,698

Less: amount representing interest		(76)

Present value of minimum lease payments		1,055
Less: current portion of capital lease obligations		(496)

Long-term capital lease obligations		$559

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

          We have incurred substantial losses and have experienced negative cash flow since inception and have an accumulated deficit of $179.6 million at December 31, 2003. Beginning in August 2001, we instituted programs to reduce expenses including reducing headcount from 144 employees at the end of July 2001 to 56 employees at the end of December 2003 and reducing employees salaries by 10%. In September 2002 we relocated our headquarters which reduced rent expense and canceled our D&O policy which reduced insurance expense. These actions resulted in significant cost savings in 2003. We reduced our cash used in operating activities from approximately $13 million in 2002 to approximately $4 million in 2003.

          During 2003, warrants were exercised which resulted in us receiving proceeds totaling approximately $3.1 million. At December 31, 2003, we had working capital of $11.2 million, including cash of $9.6 million. Subsequent to December 31, 2003 we received proceeds of approximately $2.3 million from the exercise of outstanding warrants.

          We may need to raise additional funds to finance our activities through public or private equity or debt financings, the formation of strategic partnerships or alliances with other companies or through bank borrowings with existing or new banks. We may not be able to obtain additional funds on terms that would be favorable to our stockholders and us, or at all. In such instance, we will take measures to reduce our operating expenses, such as reducing headcount or canceling selected  research and development projects. Without sufficient capital to fund our operations, we will no longer be able to continue as a going concern. We believe, based on our current cash balance as well as our ability to implement the aforementioned measures, if needed, that we will have liquidity sufficient to meet our operating, working capital and financing needs for the next twelve months and perhaps beyond. Our long-term prospects are dependent upon obtaining sufficient financing as needed to fund current working capital needs and future growth, and ultimately on achieving profitability.

Recent Accounting Pronouncements

          In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”), which addresses consolidation by business enterprises of variable interest entities (VIEs) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the first quarter of fiscal year 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations.  There has been no material impact to our consolidated financial statements from potential VIEs entered into after January 31, 2003 and there is no expected impact from the adoption of the deferred provisions in the first quarter of fiscal year 2004.

          In June 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”  (“SFAS 149”).  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities.  SFAS 149 is effective for contracts entered into or modified after June 30, 2003.  We do not use derivative products and the adoption of this statement had no material impact on our consolidated financial statements.

          In June 2003, the FASB issued SFAS No. 150,  “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”).”  SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity.  The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003.  The adoption of SFAS 150 did not have a material impact on our results of operations or financial position.

          In December 2003, the SEC issued Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), which codifies, revises and rescinds certain sections of SAB No. 101, Revenue Recognition, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB 104 did not have a material effect on our consolidated results of operations, consolidated financial position or consolidated cash flows.

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

Our limited operating history and dependence on new technologies make it difficult to evaluate our prospects and future products.

We were incorporated in July 1995, began shipping products in 1998 and became a public reporting company in August 2000. Accordingly, we have limited historical financial information and operating history upon which you may evaluate us and our products. Our prospects must be considered in the light of the risks, challenges and difficulties frequently encountered by companies in their early stage of development, particularly companies in intensely competitive and rapidly evolving markets such as the semiconductor industry. We cannot be sure that we will be successful in addressing these risks and challenges.

We have a history of losses and may never achieve or sustain profitability.

As of  December 31, 2003, we had an accumulated deficit of $179.6 million. We incurred net losses of approximately $7.2 million in 2003, $19.3 million (before accretion on preferred stock of $14.9 million) in 2002 and $27.0 million in 2001.  We may continue to incur net losses and these losses may be substantial. Furthermore, we may continue to generate significant negative cash flow in the future. We will need to generate substantially higher revenue to achieve and sustain profitability and positive cash flow. Our ability to generate future revenue and achieve profitability will depend on a number of factors, many of which are described throughout this section. If we are unable to achieve or maintain profitability, we will be unable to build a sustainable business. In this event, our share price and the value of your investment would likely decline and we might be unable to continue as a going concern.

We may need to raise additional capital to continue to grow our business, which may not be available to us.

Because we have had losses, we have funded our operating activities to date from the sale of securities, including our most recent financing in January 2002 as well as from the proceeds from the related exercise of warrants issued in connection with the 2002 financing.  However, to grow our business significantly, we will need additional capital. We cannot be certain that any such financing will be available on acceptable terms, or at all. Moreover, additional equity financing, if available, would likely be dilutive to the holders of our common stock, and debt financing, if available, would likely involve restrictive covenants. If we cannot raise sufficient additional capital, it would adversely affect our ability to achieve our business objectives and to continue as a going concern.

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

Our quarterly operating results have fluctuated significantly in the past and are likely to continue to do so in the future. The many factors that could cause our quarterly results to fluctuate include, in part:

•	level of sales and recognition of revenue;

•	mix of high and low margin products;

•	availability and pricing of wafers;

•

timing of introducing new products, including, but not limited to, the introduction of new products based on the lower cost “Godzilla” architecture, lower cost versions of existing products, fluctuations in manufacturing yields and other problems or delays in the fabrication, assembly, testing or delivery of products; and

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

The stock prices for many technology companies have recently experienced large fluctuations, which may or may not be directly related to the operating performance of the specific companies. For example, for fiscal 2003, our Common Stock had closing sales prices on Nasdaq as low as $0.17 and as high as $7.02 per share. Broad market fluctuations as well as general economic conditions may cause our stock price to decline. We believe that fluctuations of our stock price may continue to be caused by a variety of factors, including:

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

Our sales are generally made pursuant to individual purchase orders that may be canceled or deferred by customers on short notice without significant penalty.  Thus, orders in backlog may not result in future revenue.  In the past, we have had cancellations and deferrals by customers.  Any cancellation or deferral of product orders could result in us holding excess inventory, or result in obsolete inventory over time, which could seriously harm our profit margins and restrict our ability to fund our operations. For example, during the quarter ended March 31, 2002, we recorded a provision for excess inventory of approximately $5.0 million.  Our inventory and purchase commitments are based on expected demand and not necessarily built for firm purchase commitments for our customers.  Because of the required delivery lead time, we need to carry a high level of inventory in comparison to past sales.  We recognize revenue upon shipment of products to the end customer. Although we have not experienced customer refusals to accept shipped products or material difficulties in collecting accounts receivable, such refusals or collection difficulties are possible and could result in significant charges against income, which could seriously harm our revenues and our cash flow.

We rely on a small number of customers for most of our revenue and a decrease in revenue from these customers could seriously harm our business.

A relatively small number of customers have accounted for most of our revenues to date.  Any reduction or delay in sales of our products to one or more of these key customers could seriously reduce our sales volume and revenue and adversely affect our operating results.  Our top five end customers accounted for 68% of revenue in 2003 versus 67% and 82% in 2002 and 2001 respectively. Our primary customers in 2003 were Kyoshin Technosonic Co., Ltd. (KTS), Samsung Electronics Co., Ltd. (Samsung), and Apple Computer Inc. (“Apple”) representing 24%, 18% and 15% of revenue, respectively. In 2002 our primary customers were Apple and Apex Digital inc., representing 31% and 19% of revenue, respectively. Sony Corporation and Apple were our top two customers in 2001, representing 29% and 25% of revenue, respectively. We expect that we will continue to rely on the success of our largest customers and on our success in selling our existing and future products to those customers in significant quantities.  However, we cannot be sure that we will retain our largest customers or that we will be able to obtain additional key customers or replace key customers we may lose or who may reduce their purchases.

We currently rely on sales of four products for a significant portion of our revenue, and the failure of these products to be successful in the future could substantially reduce our sales.

We currently rely on sales of our TA1101B, TA2020, TA2024 digital audio amplifier products and TLD4012 DSL line driver to generate a significant portion of our revenue. Sales of these products amounted to 87% of our revenue for year ended December 31, 2003, 96% of our revenue in 2002 and 94% of our revenue in 2001. We have developed additional products and plan to introduce more products in the future, but there can be no assurance that these products will be commercially successful. Consequently, if our existing products are not successful, our sales could decline substantially.

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

We currently depend on consumer electronics markets that are typically characterized by aggressive pricing, frequent new product introductions and intense competition.

A substantial portion of our current revenue is generated from sales of products that address the consumer electronics markets, including home theater, computer audio, flat panel TV, gaming, professional amplifiers, set-top box, AV receivers and the automotive audio markets.  These markets are characterized by frequent new product introductions, declining prices and intense competition. Pricing in these markets is aggressive, and we expect pricing pressure to continue.  In the computer audio segment, our success depends on consumer awareness and acceptance of existing and new products by our customers and consumers, in particular, the elimination of externally-powered speakers.  In the automotive audio segment, we face pressure from our customers to deliver increasingly higher-powered solutions under significant engineering limitations due to the size constraints in car dashboards.  In addition, our ability to obtain prices higher than the prices of traditional amplifiers will depend on our ability to educate manufacturers and their customers about the benefits of our products.  Failure of our customers and consumers to accept our existing or new products will seriously harm our operating results.

The cyclical nature of the semiconductor industry could create fluctuations in our operating results.

The semiconductor industry has historically been cyclical and characterized by wide fluctuations in product supply and demand. From time to time, the industry has also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. Industry downturns have been characterized by diminished product demand, production overcapacity and accelerated decline in average selling prices, and in some cases have lasted for more than a year. The industry experienced a downturn of this type in 1997 and 1998, and began experiencing a downturn again in 2001. In addition, we may determine to lower our prices of our products to increase or maintain market share, which would likely harm our operating results. The semiconductor industry also periodically experiences increased demand and production capacity constraints.  As a result, we have experienced and may experience in the future substantial period-to-period fluctuations in our results of operations due to general semiconductor industry conditions, overall economic conditions or other factors, many of which are outside our control.  Due to these risks, you should not rely on period-to-period comparisons to predict our future performance.

We may experience difficulties in the introduction of new or enhanced products, including but not limited to the new “Godzilla” architecture products, that could result in significant, unexpected expenses or delay their launch, which would harm our business.

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

We do not own or operate a fabrication facility, and substantially all of our semiconductor device requirements are currently supplied by three outside foundries, United Microelectronics Corporation, in Taiwan, STMicroelectronics Group in Europe and Renesas Technology (Mitsubishi Electric) in Japan.  Although we primarily utilize these three outside foundries, most of our components are not manufactured at these foundries at the same time.  As a result, each foundry is a sole source for certain products.

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

We provide our foundries with continuous forecasts of our production requirements; however, the ability of each foundry to provide us with semiconductor devices is limited by the foundry’s available capacity.  In many cases, we place our orders on a purchase order basis, and foundries may allocate capacity to the production of other companies’ products while reducing the deliveries to us on short notice.  In particular, foundry customers that are larger and better financed than us or that have long-term agreements with our foundries may cause such foundries to reallocate capacity in a manner adverse to us. While capacity at our foundries has been available during the last several years, the cyclical nature of the semiconductor industry could result in capacity limitations in a cyclical upturn or otherwise.

If we use a new foundry, several months would be typically required to complete the qualification process before we can begin shipping products from the new foundry. In the event any of our current foundries suffers any damage or destruction to their respective facilities, or in the event of any other disruption of foundry capacity, we may not be able to qualify alternative manufacturing sources for existing or new products in a timely manner.  Even our current outside foundries would need to have certain manufacturing processes qualified in the event of disruption at another foundry, which we may not be able to accomplish in a timely enough manner to prevent an interruption in supply of the affected products.

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

Semiconductor assembly and testing are complex processes, which involve significant technological expertise and specialized equipment.  As a result of our reliance on third-party subcontractors for assembly and testing of our products, we cannot directly control product delivery schedules, which has in the past, and could in the future, result in product shortages or quality assurance problems that could increase the costs of manufacture, assembly or testing of our products.  Almost all of our products are assembled and tested by one of seven subcontractors: AMBIT Microsystems Corporation in China, Amkor Technology, Inc. in the Philippines, ASE in Korea, Malaysia and Taiwan, Lingsen in Taiwan, STMicroelectronics Group in Malaysia,  STS in China, and ST Assembly Test Services Ltd. in Singapore.  We do not have long-term agreements with any of these suppliers and retain their services on a per order basis.  The availability of assembly and testing services from these subcontractors could be adversely affected in the event a subcontractor suffers any damage or destruction to their respective facilities, or in the event of any other disruption of assembly and testing capacity.  Due to the amount of time normally required to qualify assemblers and testers, if we are required to find alternative manufacturing assemblers or testers of our components, shipments could be delayed.  Any problems associated with the delivery, quality or cost of our products could seriously harm our business.

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

We currently obtain almost all of our manufacturing, assembly and test services from suppliers located outside the United States and may expand our manufacturing activities abroad.  Approximately 78% of our total revenue for the year ended December 31, 2003, was derived from sales to end customers based outside the United States.  In 2002 and 2001, 61% and 72%, respectively, of our total revenue was derived from sales to end customers based outside of the United States.  In addition, we often ship products to our domestic customers’ international manufacturing divisions and subcontractors.

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

Intense competition in the semiconductor industry and in the consumer electronics and communications markets could prevent us from achieving or sustaining profitability.

The semiconductor industry and the consumer audio and communications markets are highly competitive.  We compete with a number of major domestic and international suppliers of semiconductors in the consumer electronics and communications markets.  We also may face competition from suppliers of products based on new or emerging technologies.  Many of our competitors operate their own fabrication facilities and have longer operating histories and presence in key markets, greater name recognition, access to larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than us.  As a result, such competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the promotion and sale of their products than us.  Current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers, resellers or other third parties.  Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share.  In addition, existing or new competitors may in the future develop technologies that more effectively address the transmission of digital information through existing analog infrastructures at a lower cost or develop new technologies that may render our technology obsolete.  There can be no assurance that we will be able to compete successfully in the future against our existing or potential competitors, or that our business will not be harmed by increased competition.

Our products are complex and may have errors and defects that are detected only after deployment in customers’ products, which may harm our business.

Products such as those that we offer may contain errors and defects when first introduced or as new versions are released.  We have in the past experienced such errors and defects, in particular in the development stage of a new product.  Delivery of products with production defects or reliability, quality or compatibility problems could significantly delay or hinder market acceptance of such products, which could damage our reputation and seriously harm our ability to retain our existing customers and to attract new customers and therefore impact our revenues.  Moreover, such errors and defects could cause problems, interruptions, delays or a cessation of sales to our customers.  Alleviating such problems may require substantial redesign, manufacturing and testing which would result in significant expenditures of capital and resources.  Despite testing conducted by us, our suppliers and our customers, we cannot be sure that errors and defects will not be found in new products after commencement of commercial production.  Such errors and defects could result in additional development costs, loss of, or delays in, market acceptance, diversion of technical and other resources from our other development efforts, product repair or replacement costs, claims by our customers or others against us or the loss of credibility with our current and prospective customers.  Any such event could result in the delay or loss of market acceptance of our products and would likely harm our business.

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

Our business depends, in part, on our ability to protect our intellectual property.  We rely primarily on patent, copyright, trademark and trade secret laws to protect our proprietary technologies.  We cannot be sure that such measures will provide meaningful protection for our proprietary technologies and processes. As of December 31, 2003, we have 32 issued United States patents, and 12 additional United States patent applications which are pending.  In addition, we have 16 international patents issued and an additional 29 international patents pending. We cannot be sure that any patent will issue as a result of these applications or future applications or, if issued, that any claims allowed will be sufficient to protect our technology.  In addition, we cannot be sure that any existing or future patents will not be challenged, invalidated or circumvented, or that any right granted thereunder would provide us meaningful protection.  The failure of any patents to provide protection to our technology would make it easier for our competitors to offer similar products.  In connection with our participation in the development of various industry standards, we may be required to agree to license certain of our patents to other parties, including our competitors, that develop products based upon the adopted standards.

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

The facilities of several of our key manufacturers and the majority of our customers, are located in geographic regions with increased risks of natural disasters.

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

The threat of terrorist attacks involving the United States, the instability in the Middle East, a decline in consumer confidence and continued economic weakness and geo-political instability have had a substantial adverse effect on the economy.  If consumer confidence does not recover, our revenues may be adversely affected for fiscal 2004 and beyond. Moreover, any further terrorist attacks involving the U.S., or any additional U.S. military actions overseas may disrupt our operations or those of our customers and suppliers.  These events have had and may continue to have an adverse impact on the U.S. and world economy in general and consumer confidence and spending in particular, which could harm our sales. Any of these events could increase volatility in the U.S.and world financial markets which could harm our stock price and may limit the capital resources available to us and our customers or suppliers. This could have a significant impact on our operating results, revenues and costs and may result in increased volatility in the market price of our common stock.

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

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk of loss.  Some of the securities that we may acquire in the future may be subject to market risk for changes in interest rates.  To mitigate this risk, we plan to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, which may include commercial paper, money market funds, government and non-government debt securities. We manage the sensitivity of our results of operations to these risks by maintaining a conservative portfolio, which is comprised solely of highly-rated, short-term investments.  We do not hold or issue derivative, derivative commodity instruments or other financial instruments for trading purposes. Currently we are exposed to minimal market risks. Due to the short-term and liquid nature of our portfolio, if interest rates were to fluctuate by 10% from rates at December 31, 2003 and December 31, 2002, our financial position and results of operations would not be materially affected.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Certified Public Accountants

Board of Directors and Stockholders
Tripath Technology Inc.
San Jose, CA

We have audited the accompanying consolidated balance sheet of Tripath Technology Inc. and its subsidiary as of December 31, 2003 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tripath Technology Inc. and its subsidiary at December 31, 2003 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP
San Francisco, California
January 29, 2004

Report of Independent Auditors

To the Board of Directors and Stockholders of
     Tripath Technology Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Tripath Technology Inc. and its subsidiary at December 31, 2002 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
San Jose, California
January 30, 2003

TRIPATH TECHNOLOGY INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$8,951	$10,112
Restricted cash	661	486
Accounts receivable, net of allowances for doubtful accounts of $50 and $345 at December 31, 2003 and 2002 respectively	2,041	1,471
Inventories	5,574	5,252
Prepaid expenses and other current assets	263	706

Total current assets	17,490	18,027
Property and equipment, net	1,897	2,474
Other assets	81	184

Total assets	$19,468	$20,685

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,069	$2,395
Current portion of capital lease obligations	496	225
Accrued expenses	602	1,070
Deferred distributor revenue	1,125	626

Total current liabilities	6,292	4,316

Deferred rent	697	195

Capital lease obligations	559	738

	1,256	933

Commitments and contingencies (Note 9)

Stockholders’ equity :
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 45,709,740 and 41,326,760 shares issued and outstanding at December 31, 2003 and 2002 respectively	45	41
Additional paid-in capital	191,656	187,835
Deferred stock-based compensation	(217)	(91)
Accumulated deficit	(179,564)	(172,349)

Total stockholders’ equity	11,920	15,436

Total liabilities and stockholders’ equity	$19,468	$20,685

The accompanying notes are an integral part of these consolidated financial statements.

TRIPATH TECHNOLOGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,

	2003	2002	2001

Revenue	$13,891	$16,227	$13,541
Cost of revenue	9,710	18,494	11,948

Gross profit (loss)	4,181	(2,267)	1,593

Operating expenses:
Research and development	6,874	11,650	19,913
Selling, general and administrative	4,544	5,557	8,664
Restructuring and other charges	—	—	684

Total operating expenses	11,418	17,207	29,261

Loss from operations	(7,237)	(19,474)	(27,668)
Interest and other income, net	22	160	687

Net loss	(7,215)	(19,314)	(26,981)
Accretion on preferred stock	—	(14,952)	—

Net loss applicable to common stockholders	$(7,215)	$(34,266)	$(26,981)

Basic and diluted net loss per share	$(0.17)	$(0.88)	$(1.00)

Number of shares used to compute basic and diluted net loss per share	41,993	38,823	27,009

Stock-based compensation included in:
Cost of revenue	$4	$23	$(95)
Research and development	20	195	(133)
Selling, general and administrative	57	(502)	488

	$81	$(284)	$260

The accompanying notes are an integral part of these consolidated financial statements.

TRIPATH TECHNOLOGY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common		Additional Paid-in Capital	Deferred Stock-based Compensation	Accumulated Deficit	Total Stockholders Equity

	Shares	Amount

Balance at December 31, 2000	26,217	$26	$158,533	$(7,369)	$(111,102)	$40,088

Issuance of common stock upon exercise of stock options	865	1	1,270	—	—	1,271
Issuance of common stock upon exercise of warrants	90	—	—	—	—	—
Issuance of common stock through the ESPP	87	—	709	—	—	709
Reversal of previously recognized compensation due to forfeitures	—	—	(5,837)	1,529	—	(4,308)
Amortization of deferred stock-based compensation	—	—	—	4,568	—	4,568
Net loss	—	—	—	—	(26,981)	(26,981)

Balance at December 31, 2001	27,259	27	154,675	(1,272)	(138,083)	15,347

Issuance of common stock upon exercise of stock options	4	—	6	—	—	6
Issuance of common stock through the ESPP	65	—	90	—	—	90
Reversal of previously recognized compensation due to forfeitures	—	—	(1,465)	266	—	(1,199)
Amortization of deferred stock-based compensation	—	—		915	—	915
Issuance of common stock warrants	—	—	6,046	—	—	6,046
Beneficial conversion feature on issuance of preferred stock (Note 6)	—	—	13,545	—	—	13,545
Accretion on preferred stock	—	—	—	—	(14,952)	(14,952)
Conversion of preferred stock to common stock	13,999	14	14,938	—	—	14,952
Net Loss	—	—	—	—	(19,314)	(19,314)

Balance at December 31, 2002	41,327	41	187,835	(91)	(172,349)	15,436

Issuance of common stock upon exercise of stock options	660	—	498	—	—	498
Issuance of common stock upon exercise of warrants	1,896	2	3,111	—	—	3,113
Issuance of common stock through the ESPP	27	—	7	—	—	7
Issuance of restricted stock	1,800	2	322	—	—	324
Deferred stock-based compensation	—	—	—	(324)	—	(324)
Reversal of previously recognized compensation due to forfeitures	—	—	(117)	10	—	(107)
Amortization of deferred stock-based compensation	—	—	—	188	—	188
Net loss	—	—	—	—	(7,215)	(7,215)

Balance at December 31, 2003	45,710	$45	$191,656	$(217)	$(179,564)	$11,920

The accompanying notes are an integral part of these consolidated financial statements.

TRIPATH TECHNOLOGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,

	2003	2002	2001

Cash flows from operating activities:
Net loss	$(7,215)	$(19,314)	$(26,981)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,206	1,396	2,086
Non-cash restructuring and other charges	—	—	520
Loss on disposal of equipment	—	3	182
Allowance for doubtful accounts	—	700	117
Write-off of excess inventory	243	4,977	—
Stock-based compensation	81	(284)	260
Changes in assets and liabilities:
Accounts receivable	(570)	350	(372)
Inventories	(565)	729	(7,638)
Prepaid expenses and other assets	546	313	112
Accounts payable	1,674	(1,957)	425
Accrued expenses	(468)	27	(1,052)
Deferred distributor revenue	499	14	(194)
Deferred rent	502	—	—

Net cash used in operating activities	(4,067)	(13,046)	(32,535)

Cash flows from investing activities:
Purchases of short-term investments	—	—	(15,065)
Sales of short-term investments	—	1,100	37,829
Restricted cash	(175)	(486)	—
Purchase of property and equipment	(312)	(840)	(667)
Sale of property and equipment	—	25	—

Net cash provided by (used in) investing activities	(487)	(201)	22,097

Cash flows from financing activities:
Proceeds from issuance of preferred stock and warrants	—	19,591	—
Proceeds from issuance of common stock under ESPP and upon exercise of options	505	96	1,980
Issuance of common stock upon exercise of warrants	3,113	—	—
Principal payments on capital lease obligations	(225)	(325)	(196)

Net cash provided by financing activities	3,393	19,362	1,784

Net increase (decrease) in cash and cash equivalents	(1,161)	6,115	(8,654)
Cash and cash equivalents at beginning of year	10,112	3,997	12,651

Cash and cash equivalents at end of year	$8,951	$10,112	$3,997

Supplemental disclosure of cash flow information:
Interest	$23	$69	$102
Non-cash investing and financing activities:
Property and equipment acquired by capital lease	$317	$677	$807
Conversion of preferred stock into common stock	$—	$14,952	$—
Issuance of common stock warrants	$—	$6,046	$—

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

Basis of Presentation

          The consolidated financial statements include the accounts of Tripath and its wholly owned subsidiary, Tripath Technology Japan Ltd. All significant intercompany accounts and transactions have been eliminated. Accounts denominated in foreign currency have been remeasured using the U.S. dollar as the functional currency.

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

Liquidity

          The Company’s consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred substantial losses and has experienced negative cash flow since inception and has an accumulated deficit of $179.6 million at December 31, 2003.

           Beginning in August 2001, the Company instituted programs to reduce expenses including reducing headcount from 144 employees at the end of July 2001 to 56 employees at the end of December 2003 and reducing employees salaries by 10%. In September 2002 the Company relocated its headquarters which reduced rent expense and canceled its D&O policy which reduced insurance expense. These actions resulted in significant cost savings in 2003. The Company reduced its cash used in operating activities from approximately $13 million in 2002 to approximately $4 million in 2003.

           During 2003, warrants were exercised which resulted in the Company receiving proceeds totaling approximately $3.1 million. At December 31, 2003, the Company had working capital of $11.2 million, including cash of $9.6 million. Subsequent to December 31, 2003 the Company received proceeds of approximately $2.3 million from the exercise of outstanding warrants.

          Should the Company require more cash during 2004 to fund its operations than is currently planned, management believes that such additional cash requirements could be met by first obtaining additional financing or by taking measures to reduce operating expenses such as reducing headcount or canceling research and development projects. However, the Company may not be able to obtain additional funds on terms that would be favorable to its stockholders and the Company, or at all. The Company’s long term prospects are dependent upon obtaining sufficient financing as needed to fund current working capital needs and future growth, and ultimately on achieving profitability.

          The Company believes that its existing working capital at December 31, 2003, together with subsequent proceeds recovered from exercise of options and warrants will be sufficient to meet its operating, working capital, investing and financing needs for at least the next twelve months until fiscal 2005. The Company has not made any adjustment to its consolidated financial statements as a result of the outcome of the uncertainty described above.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Revenue Recognition

          The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”.  The Company recognizes revenue when all of the following criteria are met: 1) there is persuasive evidence that an arrangement exists, 2) delivery of goods has occurred, 3) the sales price is fixed or determinable, and 4) collectibility is reasonably assured.  The following policies apply to the Company's major categories of revenue transactions.

Sales to OEM Customers:   Under the Company’s standard terms and conditions of sale, title and risk of loss transfer to the customer at the time product is delivered to the customer, FOB shipping point, and revenue is recognized accordingly.  The Company accrues the estimated cost of post-sale obligations, including basic product warranties or returns, based on historical experience.  The Company has experienced minimal warranty or other returns to date.

Sales to Distributors:  The Company provides its distributors certain incentives such as stock rotation, price protection, and other offerings.  As a result of these incentives, the Company defers recognition of revenue until such time that the distributor sells product to its customer.

Costs related to shipping and handling are included in cost of revenue for all periods presented.

Allowance for Doubtful Accounts

          The Company provides an allowance for doubtful accounts to ensure trade receivables are not overstated due to uncollectibility. The collectibility of the Company’s receivables is evaluated based on a variety of factors, including the length of time receivables are past due, indication of the customer’s willingness to pay, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer's inability to meet its financial obligations, such as in the case of bankruptcy filings or substantial deterioration in the customer's operating results or financial position. If circumstances related to the Company’s customers change, estimates of the recoverability of receivables would be further adjusted.

Cash and cash equivalents and restricted cash

          The Company considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market funds and commercial paper, bonds and notes, the fair value of which approximates cost.

          The following table summarizes the Company’s cash and cash equivalents (in thousands):

	December 31,

	2003	2002

Cash and cash equivalents:
Cash	$1,480	$394
Money market funds	7,471	9,718

	$8,951	$10,112

          The Company entered into a credit facility with a financial institution that had certain restrictions in the borrowing base.  The credit facility was used to issue standby letters of credit to collateralize the Company’s obligations to a third party for the purchase of inventory and to provide a security deposit for the lease of new office space. The amount by which the aggregate face amount of all outstanding stand-by letters of credit exceeded the borrowing base, as determined by eligible receivables, represented the amount of restricted cash necessary to secure the standby letters of credit. At December 31, 2002, the Company had $486,000 in restricted cash. The credit facility  expired on June 30, 2003 and was not renewed. Upon the expiration of the credit agreement on June 30, 2003, the Company entered into a Pledge and Security Agreement to provide a security interest in a money market account in the amount of $0.7 million for the standby letters of credit, which totaled $0.7 million at December 31, 2003.

Fair value of financial instruments

          Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate their fair values due to their relative short maturities and based upon comparable market information available at the respective balance sheet dates. The Company does not hold or issue financial instruments for trading purposes.

Concentration of credit risk and significant customers

          Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. Substantially all of the Company’s cash and cash equivalents are invested in highly-liquid money market funds. The Company sells its products through distributors and directly to original equipment manufacturers. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses, as considered necessary by management. Credit losses to date have been consistent with management’s estimates. During the years ended December 31, 2003 and December 31, 2002, the Company wrote-off bad debts which had previously been reserved totaling approximately $295,000 and $622,000, respectively. The Company had no significant write-offs or recoveries during the year ended December 31, 2001.

          The following table summarizes sales to end customers comprising 10% or more of the Company’s total revenue for the periods indicated :

	% of Revenue for the Year Ended December 31,

	2003	2002	2001

Customer A	24%	—	—
Customer B	18%	—	—
Customer C	15%	31%	25%
Customer D	—	19%	—
Customer E	—	—	29%
Customer F	—	—	13%
Customer G	—	—	12%

          The Company’s accounts receivable were concentrated with five customers at December 31, 2003 representing 49%, 19%, 15%, 6% and 5% of aggregate gross receivables, five customers at December 31, 2002 representing 17%, 16%, 14%, 14% and 14% of aggregate gross receivables, and five customers at December 31, 2001 representing 15%, 15%, 13%, 12%, and  12% of aggregate gross receivables.

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

Inventory purchase commitment losses

          The Company accrues for estimated losses on non-cancelable purchase orders. The estimated losses result from anticipated future sale of products for sales prices less than the estimated cost to manufacture. Inventory purchase commitment losses accrued at December 31, 2003, 2002 and 2001 were $0, $38,000 and $190,000, respectively.

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

Comprehensive income

          Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,”  establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purposes financial statements. There was no difference between the Company’s net loss and its total comprehensive loss for the years ended December 31, 2003, 2002 and 2001.

Accounting for stock-based compensation

          At December 31, 2003, the Company has two stock-based employee compensation plans, which are described more fully in Note 7.  The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  No stock-based employee compensation cost related to stock options is reflected in net income for the three years ended December 31, 2003, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Year Ended December 31,

	2003	2002	2001

Net loss applicable to common stockholders, as reported	$(7,215)	$(34,266)	$(26,981)
Total stock-based employee compensation expense included in the net loss, determined under the recognition and measurement principles of APB Opinion No.25, net of related tax effects	(81)	(284)	260
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1211)	(1,527)	(5,625)

Proforma net loss applicable to common stockholders	$(8,507)	$(36,077)	$(32,346)

As reported	$(0.17)	$(0.88)	$(1.00)

Proforma	$(0.20)	$(0.93)	$(1.20)

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

          The fair value of options at the date of grant was estimated on the date of grant based on the method prescribed by SFAS No. 123. The following table summarizes the estimated fair value of options and assumptions used in the SFAS No. 123 calculations for stock option plans:

	Year Ended December 31,

	2003	2002	2001

Estimated fair value	$0.73	$0.14	$2.21
Expected lives (in years)	5	5	5
Volatility	157%	110%	110%
Risk-free interest rate	2.96%	3.83%	4.56%
Dividend yield	—	—	—

          The following table summarizes the estimated fair value of employees’ purchase rights and assumptions used in the SFAS No. 123 calculations:

	Year Ended December 31,

	2003	2002	2001

Estimated fair value	$0.15	$0.38	$0.70
Expected lives (in years)	0.5	0.5	0.5
Volatility	157%	110%	110%
Risk-free interest rate	2.96%	3.83%	4.56%
Dividend yield	—	—	—

          The following tables sets forth, for each of the periods presented, deferred stock-based compensation recorded and the amortization of deferred stock-based compensation (in thousands):

	Year Ended December 31,

	2003	2002	2001

Deferred stock-based compensation	$(315)	$(1,465)	$(5,837)
Amortization of deferred stock-based compensation	189	915	4,568
Reversal of previously recognized compensation due to forfeitures	(98)	(1,199)	(4,308)

          Unamortized deferred stock-based compensation at December 31, 2003 and December 31, 2002 was 217,000 and $91,000, respectively.

          Stock-based compensation attributable to individuals that worked in the following functions is as follows (in thousands):

	Year Ended December 31,

	2003	2002	2001

Manufacturing/operations (cost of revenues)	$4	$23	$(95)
Research and development	20	195	(133)
Selling, general and administrative	57	(502)	488

Total stock-based compensation	$81	$(284)	$260

Segment and geographic information

          The Company has determined that it has one reportable business segment: the design, license and marketing of integrated circuits.

          The following is a geographic breakdown of the Company’s sales by shipping destination for the following periods:

	Year Ended December 31,

	2003	2002	2001

United States	$909	$566	$872
Japan	6,117	3,816	6,460
Singapore	522	3,097	1,569
Taiwan	1,325	2,615	2,686
China	797	3,666	273
Korea	3,146	—	—
Rest of world	1,075	2,467	1,681

	$13,891	$16,227	$13,541

          Net property and equipment by country was as follows:

	December 31,

	2003	2002

United States	$1,532	$2,405
Korea	317	—
Japan	48	69

	$1,897	$2,474

Recent Accounting Pronouncements

          In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”), which addresses consolidation by business enterprises of variable interest entities (VIEs) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the first quarter of fiscal year 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations.  There has been no material impact to the Company’s consolidated financial statements from potential VIEs entered into after January 31, 2003 and there is no expected impact from the adoption of the deferred provisions in the first quarter of fiscal year 2004.

          In June 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”  (“SFAS 149”).  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities.  SFAS 149 is effective for contracts entered into or modified after June 30, 2003.  The Company does not use derivative products and the adoption of this statement had no material impact on the Company’s consolidated financial statements.

          In June 2003, the FASB issued SFAS No. 150,  “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (‘SFAS 150’).”  SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity.  The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003.  The adoption of SFAS 150 did not have a material impact on the Company’s results of operations or financial position.

          In December 2003, the SEC issued Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), which codifies, revises and rescinds certain sections of SAB No. 101, Revenue Recognition, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB 104 did not have a material effect on the Company’s consolidated results of operations, consolidated financial position or consolidated cash flows.

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

          The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share amounts):

	Year Ended December 31,

	2003	2002	2001

Numerator:

Net loss applicable to common stockholders	$(7,215)	$(34,266)	$(26,981)

Denominator:

Weighted average common stock	41,993	38,823	27,009

Net loss per share:

Basic and diluted	$(0.17)	$(0.88)	$(1.00)

          The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods presented (in thousands):

	December 31,

	2003	2002	2001

Common stock options	8,501	7,535	7,117
Common stock under Employee Stock Purchase Plan	322	349	413
Common stock warrants	1,229	3,329	25
Restricted Stock	1,800	—	—

NOTE 3—RESTRUCTURING AND OTHER CHARGES:

          On August 3, 2001, the Company announced a restructuring and cost reduction plan which included a workforce reduction and write-off of abandoned assets. As a result of the restructuring and cost reduction plan, the Company recorded restructuring and other charges of $684,000 during the quarter ended September 30, 2001.

          Under the restructuring and cost reduction plan, the Company reduced its workforce by approximately 40 employees across all functions and mostly located at its former headquarters facility in Santa Clara, California. The workforce reduction resulted in a $164,000 charge relating primarily to severance and fringe benefits. The Company also abandoned assets resulting in a charge of  $520,000.

          A summary of the restructuring and other charges is as follows:

	Total charges	Non-cash charges	Cash payments

Work force reduction	$164,000	$—	$164,000
Write-off of abandoned assets	520,000	520,000	—

	$684,000	$520,000	$164,000

NOTE 4—BALANCE SHEET COMPONENTS (in thousands):

	December 31,

	2003	2002

Accounts receivable, net:
Accounts receivable	$2,091	$1,816
Less: allowance for doubtful accounts	(50)	(345)

	$2,041	$1,471

Inventories:
Raw materials	$1,692	$1,868
Work-in-process	1,007	551
Finished goods	2,229	2,409
Inventory held by distributors	646	424

	$5,574	$5,252

Property and equipment, net:
Furniture and fixtures	$221	$220
Software	4,175	4,175
Equipment	4,233	3,629
Leasehold improvements	152	128

	8.781	8,152
Less: accumulated depreciation and amortization	(6,884)	(5,678)

	$1,897	$2,474

Property and equipment includes assets under capital leases and accumulated amortization of assets under capital leases of $1,801,000 and $877,000, respectively, at December 31, 2003 and $1,484,000 and $555,000, respectively at December 31, 2002.

Accrued expenses:
Accrued compensation and related benefits	$218	$245
Other accrued expenses	384	825

	$602	$1,070

NOTE 5—LINE OF CREDIT:

          On July 12, 2002, the Company entered into a credit agreement with a financial institution that provided for a one-year revolving credit facility in an amount of up to $10 million, subject to certain restrictions in the borrowing base based on eligibility of receivables. The credit agreement expired on June 30, 2003 and has not been renewed.

NOTE 6—COMMON STOCK:

          The Company’s Amended and Restated Articles of Incorporation authorize the Company to issue 100,000,000 shares of common stock. At December 31, 2003 and 2002, there were 45,709,740 shares and 41,326,760 shares, respectively, of common stock issued and outstanding.

          The Company has reserved the following number of shares of common stock for future issuance (in thousands):

	December 31,

	2003	2002	2001

Common stock warrants	1,229	3,329	25
Common stock under Employee Stock Purchase Plan	322	349	413
Common stock upon exercise of outstanding stock options	8,501	7,535	7,117

	10,052	11,213	7,555

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

Stock Repurchase Program

          In August 2002, the Company’s Board of Directors approved a Stock Repurchase Program and authorized the repurchase of up to one million shares of the Company’s common stock in the open market over the next year. No shares were repurchased under the Stock Repurchase Program.

Common stock warrants

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

          During the year ended December 31, 2003, warrants were exercised which resulted in the issuance of 1,896,226 shares of the Company’s common stock with proceeds to the Company totaling approximately $3.1 million. These amounts included the exercise of warrants issued to the placement agent on a net issuance basis resulting in 300,438 shares of the Company’s common stock being issued to the placement agent.

          The warrant agreement contained a provision for the mandatory exercise of the warrants if the Company’s common stock traded at $5.85 or higher for 20 out of 30 trading days. At the close of business on January 2, 2004 the Company’s common stock had traded at $5.85 or higher for 20 consecutive days and the Company was able to invoke the provision for the mandatory exercise of all outstanding warrants issued in connection with the January 2002 financing. All outstanding warrants were exercised in January 2004 resulting in the issuance of an additional 1.2 million shares of common stock. The Company received proceeds of approximately $2.3 million from the exercise of these warrants.

Restricted stock

           In April 2003, the Company issued 1.8 million shares of restricted stock, pursuant to the 2000 Stock Plan. The Company determined the value of the restricted stock grant to be $324,000 by reference to the quoted market price at the time of issuance and is amortizing this amount over two years. Compensation expense related to the issuance of restricted stock was $108,000 for the year ended December 31, 2003.

NOTE 7—EMPLOYEE BENEFIT PLANS:

Stock Option Plans

          In April 2000, the Company adopted the 2000 Stock Option Plan (the “2000 Plan”). Upon adoption of the 2000 Plan, shares reserved for issuance under the 1995 Stock Option Plan relating to ungranted options were cancelled, and outstanding options under the 1995 Plan became subject to the 2000 Plan. The 2000 Plan authorizes the Board of Directors to grant incentive stock options (“ISOs”) and nonstatutory stock options (“NSOs”) to employees, directors and consultants for up to 17,300,000 shares of common stock. ISOs may be granted only to employees of the Company (including officers and directors who are also employees). NSOs may be granted to employees, non-employee directors and consultants of the Company. No person will be eligible to receive more than 500,000 shares in any fiscal year pursuant to awards under the 2000 Plan other than a new employee of the Company who will be eligible to receive no more than 1,000,000 shares in the fiscal year in which such employee commences employment.

          Under the 2000 Plan, ISOs and NSOs are granted at a price that is not to be less than 100% of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. Initial hire-on stock options generally vest at 25% on the first anniversary date from the date of grant and then monthly thereafter over the remaining 36 months. Subsequent discretionary stock options, generally vest equally each month over 48 months.  Options granted to shareholders who own more than 10% of the outstanding stock of the Company at the time of grant must be issued at prices not less than 110% of the estimated fair value of the stock on the date of grant. Options under the 2000 Plan may be granted for periods up to 10 years.

          The following table summarizes stock option activity under the Company’s Stock Option Plans (in thousands, except per share data):

		Options Outstanding

	Options Available for Grant	Shares	Weighted Average Exercise Price Per Share

Balance at December 31, 2000	4,008	7,315	$7.36
Granted	(5,515)	5,515	$2.77
Additional shares reserved	1,300	—	$—
Canceled	4,848	(4,848)	$7.67
Exercised	—	(865)	$1.47

Balance at December 31, 2001	4,641	7,117	$4.30
Granted	(3,282)	3,282	$0.19
Additional shares reserved	2,000	—	$—
Canceled	2,860	(2,860)	$3.33
Exercised	—	(4)	$1.50

Balance at December 31, 2002	6,219	7,535	$2.88
Granted	(2,955)	2,955	$0.83
Grant of restricted stock	(1,800)	—	—
Additional shares reserved	2,000	—	$—
Canceled	1,329	(1,329)	$2.53
Exercised	—	(660)	$0.72

Balance at December 31, 2003	4,793	8,501	$2.40

          Significant options groups outstanding at December 31, 2003 and related weighted average exercise prices and contractual life information are as follows:

	Options Outstanding			Options Vested and Exercisable

Range of Exercise Prices		Weighted Average Contractual Life (Years)	Weighted Average Exercise Price Per Share	Number Vested and Exercisable	Weighted Average Exercise Price Per Share
	Number

	Outstanding

$ 0.14-$ 0.21	2,592,546	8.4	$0.16	862,618	$0.15
$ 0.22-$ 2.50	4,131,095	8.4	$0.81	1,381,301	$0.96
$ 2.51-$ 4.50	400,497	6.8	$4.35	228,005	$4.50
$ 4.51-$ 8.00	303,000	3.8	$5.56	278,580	$5.48
$ 8.01-$ 12.00	802,203	6.0	$11.85	711,682	$11.84
$ 12.01-$ 19.88	266,562	2.5	$13.48	265,936	$13.46
$ 20.89-$ 22.35	5,000	6.8	$21.75	3,958	$21.75

	8,500,903	7.8	$2.40	3,732,080	$4.31

2000 Employee Stock Purchase Plan

          In April 2000 the Company adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”) under which 500,000 shares of common stock have been reserved for issuance. Eligible employees may elect to withhold up to 15% of their salary to purchase shares of the Company’s common stock at a price equal to 85% of the market value of the stock at the beginning or ending of a six month offering period, whichever is lower. No more than 5,000 shares may be purchased by an eligible employee during any calendar year. The Purchase Plan will terminate in 2010. Under the Purchase Plan, 27,184, 64,606 and 86,566 shares were issued during the years ended December 31, 2003, 2002 and 2001.

          The Company did not recognize compensation expense related to employee purchase rights in 2003, 2002 or 2001.

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

NOTE 8—INCOME TAXES:

          At December 31, 2003, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $106,000,000 and $35,000,000 respectively, which expire in varying amounts beginning in 2005 through 2021. In addition, the Company has credit carryforwards of approximately $5,200,000 for federal and state purposes. The federal and state carryforwards expire in varying amounts through 2021. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss and tax credit carryforwards may be impaired or limited in certain circumstances. Events which could cause limitations in the use of net operating loss and tax credit carryforwards that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three-year period.

          Deferred taxes comprise the following (in thousands):

	December 31,

	2003	2002

Net operating loss carryforwards	$38,108	$36,533
Non-deductible reserves and accruals	2,433	2,163
Credit carryforwards	4,311	3,774
Capitalized research and development	2,849	2,089
Depreciation	226	185

Net deferred tax assets	47,927	44,744
Less: Valuation allowance	(47,927)	(44,744)

Net deferred tax assets	—	—

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

NOTE 9—COMMITMENTS AND CONTINGENCIES:

          Lease commitments

          The Company leases office space and equipment under non-cancelable operating leases with various expiration dates through 2007. Rent expense for operating leases was as follows (in thousands):

	Year Ended December 31,

	2003	2002	2001

Rent expense	$837	$1,812	$1,583

          On July 18, 2002, the Company entered into a sublease agreement for the lease of new office space. Under the terms of the sublease agreement, commencing September 1, 2002 the Company became entitled to free rent until June 30, 2003. Subsequently, the Company will make monthly payments ranging from $0.65 per square foot to $1.35 per square foot until the sublease expires on March 31, 2007. As a result, the Company had $697,000 and $195,000 of deferred rent at December 31, 2003 and 2002, respectively. The Company’s lease for the old office space expired on November 30, 2002.

          On November 30, 2003, the Company entered into a capital lease for test equipment. The lease has a term of 38 months and at the end of the lease the Company may purchase the test equipment for $1.00. The Company may also purchase the test equipment after 14 months for $166,000 or after 20 months for $133,000.

          The value of the assets and related obligation recorded under the capital leases is $1,801,000 and $1,055,000 respectively at as of December 31, 2003 and $1,005,000 and $1,026,000 respectively at December 31, 2002.

Future minimum lease payments under non-cancelable operating leases and the capital lease are as follows (in thousands):

Year Ending December 31,	Operating Leases	Capital Leases

2004	$933	$551
2005	1,083	494
2006	1,046	86
2007	270	—
2008and beyond	—	—

Total minimum lease payments	$3,332	1,131

Less: amount representing interest		(76)

Present value of minimum lease payments		1,055
Less: current portion of capital lease obligations		(496)

Long-term capital lease obligations		$559

Inventory purchase commitments

          At December 31, 2003 the Company had open purchase orders for the purchase of inventory totaling approximately $3.2 million. These purchase orders may only be cancelled if the foundry has not yet started production of the wafers to which the open purchase orders relate.

Contingencies

          From time to time, in the normal course of business, various claims are made against the Company. In the opinion of the Company’s management, there are no pending claims, the outcome of which is expected to result in a material adverse effect on the financial position or results of operations of the Company. The Company is self insured for certain potential claims against the Company, directors or officers.

Guarantees

          In November 2002, the FASB issued FIN No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others — an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34.” The following is a summary of the Company’s agreements that the Company has determined are within the scope of FIN 45.

          The Company provides a limited warranty for up to one year for any defective products. During the years ended December 31, 2003 and December 31, 2002, warranty expense was insignificant. The Company has a reserve for warranty costs of $30,000, which has not changed in the past year.

          On June 30, 2003, the Company entered into a Pledge and Security Agreement to provide collateral for outstanding standby letters of credit which totaled $0.7 million at December 31, 2003.

          Pursuant to its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. To date, the Company has not incurred any costs as there have been no lawsuits or claims that would invoke these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2003. The Company is self-insured for these and similar claims.

          The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors and customers, its sublandlord and (ii) its agreements with investors. Under these provisions the Company has agreed to generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. To date, the Company has not incurred any costs as there have been no lawsuits or claims related to these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2003.

NOTE 10 — SUPPLEMENTARY FINANCIAL INFORMATION (unaudited)

          Summarized quarterly financial information for the two years ended December 31, 2003 is as follows (in thousands, except per share data):

2003

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net revenues	$2,952	$3,139	$3,674	$4,126
Gross profit	$745	$919	$1,160	$1,357
Operating loss	$(2,479)	$(1,819)	$(1,545)	$(1,394)
Net loss	$(2,477)	$(1,816)	$(1,536)	$(1,386)
Basic and diluted net loss per share	$(0.06)	$(0.04)	$(0.04)	$(0.03)

2002

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net revenues	$4,555	$6,052	$2,718	$2,902
Gross profit	$(3,999)	$810	$265	$657
Operating loss	$(9,355)	$(4,065)	$(3,162)	$(2,892)
Net loss	$(9,307)	$(4,013)	$(3,140)	$(2,854)
Accretion on preferred stock	$(14,952)	$—	$—	$—
Net loss applicable to common stockholders	$(24,259)	$(4,013)	$(3,140)	$(2,854)
Basic and diluted net loss per share	$(0.78)	$(0.10)	$(0.08)	$(0.07)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          On April 10, 2003, PricewaterhouseCoopers LLP, the independent accounting firm previously engaged as our auditing firm to audit our financial statements, resigned.

          The reports of PricewaterhouseCoopers LLP on the financial statements for the fiscal years ending December 31, 2001 and 2002 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle, except that the reports for each of the fiscal years ending December 31, 2001 and 2002 included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

          The decision by PricewaterhouseCoopers LLP to terminate the client-auditor relationship was not recommended or approved by the audit committee of our board of directors.

          In connection with its audits for the fiscal years ending December 31, 2001 and 2002 and through April 10, 2003, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused them to make reference thereto in their report on the financial statements for such years. In connection with the audit for the fiscal year ended December 31, 2002, our chief financial officer made certain public comments following the filing of Form 10-K/A on April 1, 2003 indicating management's disagreement with PricewaterhouseCoopers LLP including in its audit report on our financial statements for the year ended December 31, 2002 a reference to the existence of substantial doubt regarding our ability to continue as a going concern. The audit committee of our board of directors did not discuss the subject matter of this disagreement with PricewaterhouseCoopers LLP. We have authorized PricewaterhouseCoopers LLP to respond fully to the inquiries of its successor accountant concerning the subject matter of such disagreement.

          PricewaterhouseCoopers LLP's letter to the Securities and Exchange Commission stating its agreement with the statements made in our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2003, which are not materially different than the statements made herein, is filed as an exhibit to such Current Report on Form 8-K.

          On May 9, 2003, we engaged the services of BDO Seidman, LLP as our new independent auditors for our fiscal year ended December 31, 2003. Our Board of Directors, with the recommendation of the Audit Committee of the Board of Directors, authorized and approved the engagement of BDO Seidman. In deciding to select BDO Seidman, the Audit Committee and our management considered auditor independence issues raised by commercial relationships we have or may have with certain accounting firms. With respect to BDO Seidman, we do not have any  commercial relationship with BDO Seidman that would impair its independence. During our two most recent fiscal years ended December 31, 2002, and the subsequent interim period through May 9, 2003, we did not consult with BDO Seidman regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES

          Introduction.  Rules promulgated under the Securities Exchange Act of 1934, as amended, (the “Act”) define “disclosure controls and procedures” to mean controls and procedures that are designed to ensure that information required to be disclosed by public reporting companies in the reports filed or submitted under the Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms (“Disclosure Controls”).  New rules promulgated under the Act define “internal control over financial reporting” to mean a process designed by, or under the supervision of, a public company’s principal executive and principal financial officers, or persons performing similar functions, and effected by such company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”), including those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements (“Internal Controls”).

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

          Evaluation of disclosure controls and procedures.  Based on their evaluation as of December 31, 2003, our chief executive officer and chief financial officer, with the participation of management, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) were effective, at the level of reasonable assurance,  to ensure that the information required to be disclosed by us in this annual report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-K.

          Changes in internal controls.There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 10.	DIRECTORS AND OFFICERS OF THE REGISTRANT

          The information required by this Item regarding our directors, Section 16 compliance and our code of ethics is incorporated by reference to the sections entitled “Election of Directors—Directors and Nominees,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” in our Proxy Statement for our 2004 Annual Meeting of Stockholders (the “2004 Proxy Statement”).  The information required by this Item concerning our executive officers is contained in the section entitled “Executive Officers of the Registrant” in Part I of this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

          The information required by this Item is incorporated by reference to the sections entitled “Director Compensation” and “Executive Compensation and Other Matters” in the 2004 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by this Item is incorporated by reference to the sections entitled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the 2004 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this Item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” in the 2004 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

          The information required by this item is incorporated by reference to the section entitled “Ratification of Appointment of BDO Seidman, LLP as Independent Accountants for the Fiscal Year Ending December 31, 2004” in the 2004 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

	(a)	The following documents are filed as part of this Form 10-K:

	(1)	Financial Statements:

Report of Independent Certified Public Accountants

Report of Independent Auditors

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedules:

Financial statement schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedules or because the information required is included in the financial statements or notes thereto.

	(3)	Exhibits: The items listed on the Index to Exhibits on page 50 is incorporated herein by reference.

b)	Reports on Form 8-K

           On October 30, 2003 we furnished the information under Item 12 of Form 8-K “Results of Operations and Financial Condition” relating to the release of our financial results for the quarter ended September 30, 2003.

On October 24, 2003 we furnished information under Items 5 and 7 of Form 8-K announcing the transfer of the listing of our common stock from The Nasdaq SmallCap Market to the Nasdaq National Market.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIPATH TECHNOLOGY INC.
	By:	/s/ DR. ADYA S. TRIPATHI

Dr. Adya S. Tripathi President and Chief Executive Officer, Chairman of the Board
Dated: March 9, 2004

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

Signature	Title	Date

/s/ DR. ADYA S. TRIPATHI	President and Chief Executive Officer (Principal Executive Officer)	March 9, 2004

Dr. Adya S. Tripathi

/s/ DAVID P. EICHLER	Chief Financial Officer (Principal Financial and Accounting Officer), Vice President of Finance and Corporate Secretary	March 9, 2004

David P. Eichler

/s/ A.K. ACHARYA	Director	March 9, 2004

A.K. Acharya

/s/ Y.S. FU	Director	March 9, 2004

Y.S. Fu

/s/ ANDY JASUJA	Director	March 9, 2004

Andy Jasuja

Exhibit Index

Number	Description of Document

3.1	Restated Certificate of Incorporation of Tripath Technology Inc. (incorporated by reference to Exhibit 3.1 of Tripath’s registration statement on Form S-1, registration number 333-35028, as amended)

3.2	Bylaws of Tripath Technology Inc.

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 of Tripath’s registration statement on Form S-1, registration number 333-35028, as amended)

4.2

Second Amended and Restated Shareholder Rights Agreement, dated September 15, 1998, between Tripath Technology Inc. and Certain Stockholders of Tripath Technology Inc. (incorporated by reference to Exhibit 10.6 of Tripath’s registration statement on Form S-1, registration number 333-35028, as amended)

4.3

Registration Rights Agreement, dated January 24, 2002, by and among Tripath Technology Inc. and Certain Stockholders of Tripath Technology Inc. (incorporated by reference to Exhibit 4.1 of Tripath’s current report on Form 8-K filed on January 30, 2002)

10.1*

Form of Indemnification Agreement, between Tripath Technology Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.1 of Tripath’s registration statement on Form S-1, registration number 333-35028, as amended)

10.2

License and Supply Agreement, dated July 9, 1999, between STMicroelectronics, Inc. and Tripath Technology Inc. (incorporated by reference to Exhibit 10.2 of Tripath’s registration statement on Form S-1, registration number 333-35028, as amended)

10.3*	1995 Stock Plan and form of option agreement (incorporated by reference to Exhibit 4.8 of Tripath’s registration statement on Form S-8, registration number 333-108178)

10.4*	2000 Stock Plan and form of option agreement (incorporated by reference to Tripath’s definitive proxy statement on Schedule 14A filed on May 19, 2003)

10.5*	2000 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.5 of Tripath’s quarterly report on Form 10-Q for the quarter ended September 30, 2003)

10.6*	Form of Restricted Stock Purchase Agreement between Tripath Technology Inc. and an Executive Officer.

10.7

Sublease Agreement, dated July 18, 2002, between Nortel Networks, Inc. and Tripath Technology Inc. (incorporated by reference to Exhibit 10.11 of Tripath’s quarterly report on Form 10-Q for the quarter ended September 30, 2002)

10.8	Distributor Agreement, dated July 1, 1998 between Uniquest Corporation and Tripath Technology Inc.

10.9	Distributor Agreement, dated February 3, 1999 between Macnica, Inc and Tripath Technology Inc.

16.1

Letter, dated as of April 17, 2003, from PricewaterhouseCoopers LLP regarding its concurrence with Tripath’s statement regarding change of accountants (incorporated by reference to Exhibit 16.1 of Tripath’s current report on Form 8-K filed April 17, 2003)

21.1	List of subsidiaries of Tripath

23.1	Consent of BDO Seidman, LLP, Independent Certified Public Accountants

23.2	Consent of PricewaterhouseCoopers LLP, Independent Accountants

24.1	Power of Attorney (See Form 10-K Signature Page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.