Form 10-Q
period 2004-03-31
TRIPATH TECHNOLOGY INC
filed 2004-04-30
CIK 1045739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No    ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b2).

Yes  ☐    No  ☒

47,366,712 shares of the Registrant’s common stock were outstanding as of April 22, 2004.

PART I. Financial Information

Item 1.	Financial Statements

TRIPATH TECHNOLOGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

Unaudited

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$9,183	$9,612
Accounts receivable, net	2,692	2,041
Inventories	7,016	5,574
Prepaid expenses and other current assets	257	263

Total current assets	19,148	17,490
Property and equipment, net	1,949	1,897
Other assets	83	81

Total assets	$21,180	$19,468

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,742	$4,069
Current portion of capital lease obligations	477	496
Current portion of deferred rent	140	24
Accrued expenses	922	602
Deferred distributor revenue	1,112	1,125

Total current liabilities	7,361	6,316

Long term liabilities	1,011	1,232

Commitments and contingencies (see Note 10)
Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 47,316,712 and 41,357,145 shares issued and outstanding	47	45
Additional paid-in capital	194,254	191,656
Deferred stock-based compensation	(176)	(217)
Accumulated deficit	(181,349)	(179,564)

Total stockholders’ equity	12,776	11,920

Total liabilities and stockholders’ equity	$21,180	$19,468

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TRIPATH TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

Unaudited

	Three Months Ended March 31,
	2004	2003
Revenue	$4,166	$2,952
Cost of revenue	2,972	2,207

Gross profit	1,194	745

Operating expenses:
Research and development	1,718	1,978
Selling, general and administrative	1,269	1,246

Total operating expenses	2,987	3,224

Loss from operations	(1,793)	(2,479)
Interest and other income, net	8	2

Net loss	$(1,785)	$(2,477)

Basic and diluted net loss per share	$(0.04)	$(0.06)

Number of shares used in computing basic and diluted net loss per share	45,266	41,352

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TRIPATH TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Unaudited

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(1,785)	$(2,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	266	320
Deferred Rent	52	—
Stock-based compensation	42	(36)
Changes in assets and liabilities:
Accounts receivable	(651)	239
Inventories	(1,442)	1,012
Prepaid expenses and other assets	4	710
Accounts payable	673	(1,106)
Accrued expenses	320	(20)
Deferred distributor revenue	(13)	46

Net cash used in operating activities	(2,534)	(1,312)

Cash flows from investing activities:
Purchase of property and equipment	(318)	(13)

Net cash used in investing activities	(318)	(13)

Cash flows from financing activities:
Proceeds from issuance of common stock under ESPP and upon exercise of options	251	7
Proceeds from issuance of common stock upon exercise of warrants	2,348	—
Principal payments on capital lease obligations	(176)	(48)

Net cash provided by (used in) financing activities	2,423	(41)

Net decrease in cash and cash equivalents	(429)	(880)
Cash, cash equivalents, and restricted cash, beginning of period	9,612	10,598

Cash, cash equivalents, and restricted cash, end of period	$9,183	$9,232

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Tripath Technology Inc.

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The unaudited condensed interim consolidated financial statements included herein have been prepared by Tripath Technology Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary to state fairly the Company’s financial position, results of operations and cash flows for the periods presented. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year.

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

The Company’s consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred substantial losses and has experienced negative cash flow since inception and has an accumulated deficit of $181.3 million at March 31, 2004.

Beginning in August 2001, the Company instituted programs to reduce expenses including reducing headcount from 144 employees at the end of July 2001 to 56 employees at the end of December 2003 and reducing employees’ salaries by 10%. In September 2002 the Company relocated its headquarters which reduced rent expense and canceled its D&O policy which reduced insurance expense. These actions resulted in significant cost savings in 2003. The Company reduced its cash used in operating activities from approximately $13 million in 2002 to approximately $4 million in 2003.

During 2003, warrants were exercised which resulted in the Company receiving proceeds totaling approximately $3.1 million. Subsequent to December 31, 2003 the Company received additional proceeds of approximately $2.3 million from the exercise of outstanding warrants. At March 31, 2004, the Company had working capital of $11.8 million, including cash of $9.2 million.

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

The Company believes that its existing working capital at March 31, 2004, together with proceeds from additional financings or debt transactions, if necessary, will be sufficient to meet its operating, working capital, investing and financing needs for at least the next twelve months. The Company has not made any adjustment to its consolidated financial statements as a result of the outcome of the uncertainty described above.

2. Revenue recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition”. The Company recognizes revenue when all of the following criteria are met: 1) there is persuasive evidence that an arrangement exists, 2) delivery of goods has occurred, 3) the sales price is fixed or determinable, and 4) collectibility is reasonably assured. The following policies apply to the Company’s major categories of revenue transactions.

Sales to OEM Customers: Under the Company’s standard terms and conditions of sale, title and risk of loss transfer to the customer at the time product is shipped to the customer, FOB shipping point, and revenue is recognized accordingly. The Company accrues the estimated cost of post-sale obligations, including basic product warranties or returns, based on historical experience. The Company has experienced minimal warranty or other returns to date.

Sales to Distributors: The Company provides its distributors certain incentives such as stock rotation, price protection, and other offerings. As a result of these incentives, the Company defers recognition of revenue until such time that the distributor sells product to its customer.

Costs related to shipping and handling are included in cost of revenue for all periods presented.

3. Net loss per share

Basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common stock outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common stock and dilutive potential common stock outstanding. The calculation of diluted net loss per share excludes potential common stock if the effect is anti-dilutive. Potential common stock consist of incremental common stock issuable upon the exercise of stock options and common stock issuable upon the exercise of common stock warrants.

Total potential common stock of 8,912,000 and 10,338,000 shares were not included in the diluted net loss per share calculation for the periods ended March 31, 2004 and 2003, respectively, because to do so would be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Numerator:
Net loss	$(1,785)	$(2,477)

Denominator:

Weighted average common stock	45,226	41,352

Basic and diluted net loss per share	$(0.04)	$(0.06)

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

The following table sets forth, for each of the periods presented, the deferred stock-based compensation recorded and the amortization of deferred stock-based compensation (in thousands):

	Three Months Ended March 31,
	2004	2003
Deferred stock-based compensation	$1	$(88)

Amortization of deferred stock-based compensation	$42	$(36)

Unamortized deferred stock-based compensation at March 31, 2004 and December 31, 2003 was $176,000 and $ 217,000 respectively.

5. Accounting for stock-based compensation

The Company accounts for its stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income for the periods ended March 31, 2004 and 2003, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation.

	Three Months Ended March 31,
	2004	2003
Net loss applicable to common stockholders, as reported	$(1,785)	$(2,477)
Total stock-based employee compensation expense (benefit) included in the net loss, determined under the recognition and measurement principles of APB Opinion No. 25, net of related tax effects	42	(36)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(708)	(94)

Pro forma net loss applicable to common stockholders	$(2,451)	$(2,607)

Loss per share:
Basic—as reported	$(0.04)	$(0.06)

Basic—pro forma	$(0.05)	$(0.06)

6. Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market funds and commercial paper, bonds and notes, the fair value of which approximates cost.

The Company has entered into Security Agreements with two financial institutions to provide collateral for outstanding standby letters of credit which totaled $0.8 million at March 31, 2004. At March 31, 2003, the Company had no restricted cash.

7. Concentration of credit risk and significant customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. Substantially all of the Company’s cash and cash equivalents are invested in highly-liquid money market funds with major financial institutions. The Company sells its products principally to original equipment manufacturers. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses, as considered necessary by management. During the quarters ended March 31, 2004 and 2003, the Company had minimal bad debts write-offs.

The following table summarizes sales to end customers comprising 10% or more of the Company’s total revenue for the periods indicated:

	% of Revenue for the Quarter Ended March 31,
	2004	2003
Customer A	32%	21%
Customer B	22%	0%
Customer C	10%	11%
Customer D	—	25%

The Company’s accounts receivable were concentrated with two customers at March 31, 2004 representing 71% and 10% of aggregate gross receivables and with three customers at December 31, 2003 representing 49%, 19%, and 15% of aggregate gross receivables.

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

Inventories are comprised of the following (in thousands):

	March 31, 2004	December 31, 2003
Raw materials	$2,709	$1,692
Work-in-process	481	1,007
Finished goods	3,214	2,229
Inventory held by distributors	612	646

Total	$7,016	$5,574

9. Segment and geographic information

The Company has determined that it has one reportable business segment: the design, license and marketing of integrated circuits.

The following is a geographic breakdown of the Company’s sales by shipping destination for the following periods:

	Three Months Ended March 31,
	2004	2003
United States	$121	$171
Japan	3,016	1,239
Singapore	—	307
Taiwan	71	442
China	149	274
Europe	331	—
Korea	439	—
Rest of world	39	519

	$4,166	$2,952

Approximately 97% and 78% of the Company’s total revenue for the three months ended March 31, 2004 and March 31, 2003, respectively, was derived from sales to end customers based outside the United States.

10. Commitments and contingencies

Lease commitments: The Company leases office space and equipment under non-cancelable operating leases. The Company also has a capital lease for research and development related software and a capital lease for manufacturing test equipment.

The Company’s total commitments on its operating and capital leases and inventory purchases as of March 31, 2004, were as follows (in thousands):

As of March 31, 2004	Operating Leases	Capital Leases	Inventory Purchase Commitments
2004	753	380	3,548
2005	1,083	472	—
2006	1,046	64	—
2007	270	43	—

Total minimum lease payments	$3,152	960	$3,548

Less: amount representing interest		(90)

Present value of minimum lease payments		870
Less: current portion of capital lease obligations		(489)

Long-term capital lease obligations		$381

Contingencies: From time to time, in the normal course of business, various claims could be made against the Company. At March 31, 2004, there were no pending claims the outcome of which is expected to result in a material adverse effect on the financial position or results of operations of the Company.

11. Guarantees

In November 2002, the FASB issued FIN No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34.” The following is a summary of the Company’s agreements that the Company has determined are within the scope of FIN 45.

The Company provides a limited warranty for up to one year for any defective products. During the quarter ended March 31, 2004 and for the year ended December 31, 2003, warranty expense was insignificant. The Company has a reserve for warranty costs of $30,000, which has not changed in the past quarter.

The Company has entered into Security Agreements with two financial institutions to provide collateral for outstanding standby letters of credit which totaled $0.8 million at March 31, 2004.

Pursuant to its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. To date, the Company has not incurred any costs as there have been no lawsuits or claims that would invoke these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2004. The Company is self-insured for these and similar claims.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors and customers, its sublandlord and (ii) its agreements with investors. Under these provisions the Company has agreed to generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. To date, the Company has not incurred any costs as there have been no lawsuits or claims related to these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2004.

12. Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company adopted FIN 46 on January 1, 2003. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements as the Company had no interest in any variable interest entities.

In June 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. Adoption of this statement did not have a material impact on the Company’s consolidated financial statements, as the Company has not entered into any derivative contracts.

In June 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issue classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

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

The following discussion and analysis should be read in connection with the condensed consolidated financial statements and the notes thereto included in Item 1 in this quarterly report and our annual report on Form 10-K for the year ended December 31, 2003.

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

Revenue Recognition: The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”. The Company recognizes revenue when all of the following criteria are met: 1) there is persuasive evidence that an arrangement exists, 2) delivery of goods has occurred, 3) the sales price is fixed or determinable, and 4) collectibility is reasonably assured. The following policies apply to the Company’s major categories of revenue transactions.

Sales to OEM Customers: Under the Company’s standard terms and conditions of sale, title and risk of loss transfer to the customer at the time product is shipped to the customer, FOB shipping point, and revenue is recognized accordingly. The Company accrues the estimated cost of post-sale obligations, including basic product warranties or returns, based on historical experience. The Company has experienced minimal warranty or other returns to date.

Sales to Distributors: The Company provides its distributors certain incentives such as stock rotation, price protection, and other offerings. As a result of these incentives, the Company defers recognition of revenue until such time that the distributor sells product to its customer.

Costs related to shipping and handling are included in cost of revenue for all periods presented.

Allowance for Doubtful Accounts: The Company provides an allowance for doubtful accounts to ensure trade receivables are not overstated due to uncollectibility. The collectibility of the Company’s receivables is evaluated based on a variety of factors, including the length of time receivables are past due, indication of the customer’s willingness to pay, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or substantial deterioration in the customer’s operating results or financial position. If circumstances related to the Company’s customers change, estimates of the recoverability of receivables would be further adjusted.

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

Results of Operations

Three months ended March 31, 2004 and 2003

Revenue. Revenue for the three months ended March 31, 2004 was $4.2 million, an increase of $1.2 million or 40% over revenues of $3.0 million for the three months ended March 31, 2003. The increase in revenue resulted primarily from an increase in sales of our TA2020, TA2024 and TLD4012 products which reflects growth in the flat panel TV, gaming, automotive and communications markets.

Sales to Kyoshin Technosonic Co., Ltd., (KTS), JVC, and Samsung Electronics Co. Ltd. (Samsung) accounted for approximately 32%, 22% and 10%, respectively, of revenue in the three months ended March 31, 2004 and 21%, 0%, and 11%, respectively, in the corresponding prior year quarter. Sales to our five largest customers represented approximately 76% of revenue in the three months ended March 31, 2004 and 70% of revenue in the three months ended March 31, 2003.

Gross Profit. Gross profit for the three months ended March 31, 2004 was $1.2 million or 29%, compared with a gross profit of $745,000 or 25% for the three months ended March 31, 2003. The increase in the gross profit for the three months ended March 31, 2004 reflects ongoing product cost reduction efforts, increased unit volumes for a number of our products as well as sales of higher margin products.

Research and Development. Research and development expenses for the three months ended March 31, 2004 were $1.7 million, a decrease of $0.3 million from $2.0 million for the three months ended March 31, 2003. The year over year decrease for the three month periods resulted primarily from a decrease in allocated expenses related to rent, insurance, legal fees and depreciation. We anticipate that our R&D expenses will increase in fiscal 2004.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2004 were $1.3 million, an increase of $100,000 from $1.2 million for the three months ended March 31, 2003. The slight increase in selling, general and administrative expenses is mostly due to the fluctuation in stock-based compensation. We anticipate that our S,G&A expenses will increase in fiscal 2004, including expenses for legal and financial compliance costs related to the Sarbanes-Oxley Act of 2002 and increased insurance costs.

Liquidity and Capital Resources

Since our inception, we have financed our operations through the sale of our equity securities, primarily the sale of preferred stock, through our initial public offering on August 1, 2000 and through a private placement in January 2002. Net proceeds to us as a result of our initial public offering, our private placement and subsequent stock warrant exercises were approximately $45.4 million, $19.9 million and $5.4 million, respectively.

Net cash used by operating activities increased to $2.5 million for the quarter ended March 31, 2004 from $1.3 million for the quarter ended March 31, 2003. The increase was mainly due to an increase in inventory of $2.8 million and an increase in accounts receivable of $1.5 million partially offset by an increase in accounts payable and accrued expenses of $3.5 million and a decrease in the net loss of $692,000.

Cash used in investing activities was $318,000 for the quarter ended March 31, 2004 compared to $13,000 for the quarter ended March 31, 2003. The increase was due to an increase in purchase of property and equipment.

Cash provided by financing activities increased to $2.4 million for the quarter ended March 31, 2004 from cash used of $41,000 for the quarter ended March 31, 2003. The increase was due primarily to the proceeds received from the exercise of warrants which are summarized below.

On January 24, 2002, we completed a financing in which we raised $21 million in gross proceeds through a private placement of non-voting Series A Preferred Stock and warrants, at $30 per unit to a group of investors. At a Special Meeting of Stockholders held on March 7, 2002, our stockholders approved the issuance and sale of the Series A Preferred Stock and warrants, which then automatically converted into 13,999,000 shares of common stock and warrants to purchase 3,303,760 shares of common stock. This included unregistered warrants that were issued to the placement agent for the financing transaction to purchase 503,960 shares of our common stock. The 2,799,800 registered warrants had a term of three years and an effective Common Stock exercise price of $1.95 per share, whereas 419,968 of the 503,960 warrants issued to the placement agent had an effective Common Stock exercise price of $1.50 per share. The remainder of the warrants issued to the placement agent had an effective Common Stock exercise price of $1.95 per share.

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

Our total commitments on our operating and capital leases and inventory purchases as of March 31, 2004, were as follows (in thousands):

As of March 31, 2004	Operating Leases	Capital Leases	Inventory Purchase Commitments	Totals
2004	$753	$380	$3,548	$4,681
2005	1,083	472	—	1,555
2006	1,046	64	—	1,110
2007	270	43	—	313
2008 and beyond	—	—	—	—

Total minimum lease payments	$3,152	960	$3,548	$7,659

Less: amount representing interest		(90)

Present value of minimum lease payments		870
Less: current portion of capital lease obligations		(489)

Long-term capital lease obligations		$381

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

We have incurred substantial losses and have experienced negative cash flow since inception and have an accumulated deficit of $181.3 million at March 31, 2004. Beginning in August 2001, we instituted programs to reduce expenses including reducing headcount from 144 employees at the end of July 2001 to 56 employees at the end of December 2003 and reducing employees salaries by 10%. In September 2002 we relocated our headquarters, which reduced rent expense and canceled our D&O policy, which reduced insurance expense. These actions resulted in significant cost savings in 2003. We reduced our cash used in operating activities from approximately $13 million in 2002 to approximately $4 million in 2003.

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

In June 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. Adoption of this statement did not have a material impact on our consolidated financial statements, as we have not entered into any derivative contracts.

In June 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issue classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of this statement did not have a material impact on our consolidated financial statements.

Risk Facto rs

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

We were incorporated in July 1995, began shipping products in 1998 and became a public reporting company in August 2000. Accordingly, we have limited historical financial information and operating history upon which you may evaluate our products and us. Our prospects must be considered in the light of the risks, challenges and difficulties frequently encountered by companies in their early stage of development, particularly companies in intensely competitive and rapidly evolving markets such as the semiconductor industry. We cannot be sure that we will be successful in addressing these risks and challenges.

We have a history of losses and may never achieve or sustain profitability.

As of March 31, 2004, we had an accumulated deficit of $181.3 million. We incurred net losses of approximately $7.2 million in 2003 and $19.3 million (before accretion on preferred stock of $14.9 million) in 2002. We may continue to incur net losses and these losses may be substantial. Furthermore, we may continue to generate significant negative cash flow in the future. We will need to generate substantially higher revenue to achieve and sustain profitability and positive cash flow. Our ability to generate future revenue and achieve profitability will depend on a number of factors, many of which are described throughout this section. If we are unable to achieve or maintain profitability, we will be unable to build a sustainable business. In this event, our share price and the value of your investment would likely decline and we might be unable to continue as a going concern.

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

The stock prices for many technology companies have recently experienced large fluctuations, which may or may not be directly related to the operating performance of the specific companies. For example, since the beginning of fiscal 2003, our Common Stock had closing sales prices on Nasdaq as low as $0.17 and as high as $8.20 per share. Broad market fluctuations as well as general economic conditions may cause our stock price to decline. We believe that fluctuations of our stock price may continue to be caused by a variety of factors, including:

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

A relatively small number of customers have accounted for most of our revenues to date. Any reduction or delay in sales of our products to one or more of these key customers could seriously reduce our sales volume and revenue and adversely affect our operating results. Our top five end customers accounted for 76% of revenue in the three months ended March 31, 2004. In particular, sales to three large customers, Kyoshin Technosonic Co. Ltd., (KTS), JVC and Samsung Electronics Co., Ltd., accounted for 32%, 22% and 10%, respectively, of revenue for the quarter ended March 31,2004 and 21%, 0% and 11%, respectively, in the corresponding quarter ended March 31, 2003. Our top five end customers accounted for 68% of revenue in 2003 and 67% of revenue in 2002. Our primary customers in 2003 were Kyoshin Technosonic Co., Ltd. (KTS), Samsung Electronics Co., Ltd. (Samsung), and Apple Computer Inc. (“Apple”) representing 24%, 18% and 15% of revenue, respectively. We expect that we will continue to rely on the success of our largest customers and on our success in selling our existing and future products to those customers in significant quantities. However, we cannot be sure that we will retain our largest customers or that we will be able to obtain additional key customers or replace key customers we may lose or who may reduce their purchases.

We currently rely on sales of four products for a significant portion of our revenue, and the failure of these products to be successful in the future could substantially reduce our sales.

We currently rely on sales of our TA1101B, TA2020, TA2024 digital audio amplifier products and TLD4012 DSL line driver to generate a significant portion of our revenue. Sales of these products amounted to 86% of our revenue for the quarter ended March 31, 2004, 87% of our revenue in 2003 and 96% of our revenue in 2002. We have developed additional products and plan to introduce more products in the future, but there can be no assurance that these products will be commercially successful. Consequently, if our existing products are not successful, our sales could decline substantially.

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

We currently obtain almost all of our manufacturing, assembly and test services from suppliers located outside the United States and may expand our manufacturing activities abroad. Approximately 97% of our total revenue for the quarter ended March 31, 2004, was derived from sales to end customers based outside the United States. In 2003 and 2002, 78% and 61%, respectively, of our total revenue was derived from sales to end customers based outside of the United States. In addition, we often ship products to our domestic customers’ international manufacturing divisions and subcontractors.

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

The market for our DSL products is new and emerging, and is characterized by rapid technological advances, intense competition and a relatively small number of potential customers. This will likely result in price erosion on existing products and pressure for cost-reduced future versions. We recently started to ship our TA4012 DSL line driver in volume and are in the sampling phase of our new dual channel line driver. Implementation of our products requires manufacturers to accept our technology and redesign their products. If potential customers do not accept our technology or experience problems implementing our devices in their products, our products could be rendered obsolete and our business would be harmed. If we are unsuccessful in introducing future products with enhanced performance, our ability to achieve revenue growth will be seriously harmed.

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

Our business depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws to protect our proprietary technologies. We cannot be sure that such measures will provide meaningful protection for our proprietary technologies and processes. As of March 31, 2004, we have 33 issued United States patents, and 11 additional United States patent applications which are pending. In addition, we have 16 international patents issued and an additional 24 international patents pending. We cannot be sure that any patent will issue as a result of these applications or future applications or, if issued, that any claims allowed will be sufficient to protect our technology. In addition, we cannot be sure that any existing or future patents will not be challenged, invalidated or circumvented, or that any right granted thereunder would provide us meaningful protection. The failure of any patents to provide protection to our technology would make it easier for our competitors to offer similar products. In connection with our participation in the development of various industry standards, we may be required to agree to license certain of our patents to other parties, including our competitors, that develop products based upon the adopted standards.

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

The facilities of several of our key manufacturers and the majority of our customers are located in geographic regions with increased risks of natural disasters.

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

Item 3. Quantitative and Qualitative Disclosures about Market R isk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk of loss. Some of the securities that we may acquire in the future may be subject to market risk for changes in interest rates. To mitigate this risk, we plan to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, which may include commercial paper, money market funds, government and non-government debt securities. We manage the sensitivity of our results of operations to these risks by maintaining a conservative portfolio, which is comprised solely of highly-rated, short-term investments. We do not hold or issue derivative, derivative commodity instruments or other financial instruments for trading purposes. Currently we are exposed to minimal market risks. Due to the short-term and liquid nature of our portfolio, if interest rates were to fluctuate by 10% from rates at March 31, 2004 and March 31, 2003, our financial position and results of operations would not be materially affected.

Item 4. Controls and Procedu res

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

Evaluation of disclosure controls and procedures. Based on their evaluation as of March 31, 2004, our chief executive officer and chief financial officer, with the participation of management, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) were effective, at the level of reasonable assurance, to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q.

Changes in internal controls.There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. Other Information

Item 6.	Exhibits and Reports on For m 8-K

(a)	Exhibits

See Exhibit Index below.

(b)	Reports on Form 8-K

On January 29, 2004, we furnished a current report on Form 8-K under Item 12, describing and furnishing the press release announcing our earnings for the quarter and fiscal year ended December 31, 2003, which press release included our condensed consolidated balance sheets and statements of operations for the period.

SIGNA TURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.

Tripath Technology Inc
Date: April 30, 2004

By:	/s/ David P. Eichler

David P. Eichler Vice President Finance and Chief Financial Officer Principal Financial and Accounting Officer

.

EXHIBIT IN DEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.