Form 10-Q/A
period 2004-03-31
TRIPATH TECHNOLOGY INC
filed 2004-05-21
CIK 1045739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

EXPLANATORY NOTE

This Form 10-Q/A is being filed to: (1) correct the total current liabilities as of March 31, 2004 (from $7,361 to $7,393, in thousands) and the number of shares of Common Stock outstanding as of December 31, 2003 (from 41,357,145 to 45,709,740) previously reported on our Condensed Consolidated Balance Sheets in Part I Item I; (2) correct the weighted average common stock figure for the three months ended March 31, 2004 (from 45,226 to 45,266, in thousands) previously reported in Note 3 of the Notes to Condensed Interim Consolidated Financial Statements; (3) correct certain numbers in the contractual obligations table previously reported in Note 10 of the Notes to Condensed Interim Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources; (4) update the risk factor entitled “We depend on third-party subcontractors for most of our semiconductor assembly and testing requirements and any unexpected interruption in their services could cause us to miss scheduled shipments to customers and to lose revenues” to reflect the fact that our products are currently assembled and tested by six subcontractors (rather than seven subcontractors, as previously reported); and (5) file Exhibit 10.1. No other changes have been made to Form 10-Q.

PART I.	Financial Information

Item 1. Financial Statements

TRIPATH TECHNOLOGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

Unaudited

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$9,183	$9,612
Accounts receivable, net	2,692	2,041
Inventories	7,016	5,574
Prepaid expenses and other current assets	257	263

Total current assets	19,148	17,490
Property and equipment, net	1,949	1,897
Other assets	83	81

Total assets	$21,180	$19,468

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,742	$4,069
Current portion of capital lease obligations	477	496
Current portion of deferred rent	140	24
Accrued expenses	922	602
Deferred distributor revenue	1,112	1,125

Total current liabilities	7,393	6,316

Long term liabilities	1,011	1,232

Commitments and contingencies (see Note 10)
Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 47,316,712 and 45,709,740 shares issued and outstanding	47	45
Additional paid-in capital	194,254	191,656
Deferred stock-based compensation	(176)	(217)
Accumulated deficit	(181,349)	(179,564)

Total stockholders’ equity	12,776	11,920

Total liabilities and stockholders’ equity	$21,180	$19,468

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

The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Numerator:
Net loss	$(1,785)	$(2,477)

Denominator:
Weighted average common stock	45,266	41,352

Basic and diluted net loss per share	$(0.04)	$(0.06)

4.	Deferred stock-based compensation

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

	Three Months Ended March 31,
	2004	2003
Net loss applicable to common stockholders, as reported	$(1,785)	$(2,477)
Total stock-based employee compensation expense (benefit) included in the net loss, determined under the recognition and measurement principles of APB Opinion No. 25, net of related tax effects	42	(36)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(708)	(94)

Pro forma net loss applicable to common stockholders	$(2,451)	$(2,607)

Loss per share:
Basic - as reported	$(0.04)	$(0.06)

Basic – pro forma	$(0.05)	$(0.06)

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

The Company’s total commitments on its operating and capital leases and inventory purchases as of March 31, 2004, were as follows (in thousands):

As of March 31, 2004	Operating Leases	Capital Leases	Inventory Purchase Commitments
2004	$753	$380	$3,548
2005	1,083	473	—
2006	1,046	64	—
2007	270	43	—

Total minimum lease payments	$3,152	960	$3,548

Less: amount representing interest		(81)

Present value of minimum lease payments		879
Less: current portion of capital lease obligations		(477)

Long-term capital lease obligations		$402

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

Our total commitments on our operating and capital leases and inventory purchases as of March 31, 2004, were as follows (in thousands):

As of March 31, 2004	Operating Leases	Capital Leases	Inventory Purchase Commitments	Totals
2004	$753	$380	$3,548	$4,681
2005	1,083	473	—	1,556
2006	1,046	64	—	1,110
2007	270	43	—	313
2008 and beyond	—	—	—	—

Total minimum lease payments	$3,152	960	$3,548	$7,660

Less: amount representing interest		(81)

Present value of minimum lease payments		879
Less: current portion of capital lease obligations		(477)

Long-term capital lease obligations		$402

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

Semiconductor assembly and testing are complex processes, which involve significant technological expertise and specialized equipment. As a result of our reliance on third-party subcontractors for assembly and testing of our products, we cannot directly control product delivery schedules, which has in the past, and could in the future, result in product shortages or quality assurance problems that could increase the costs of manufacture, assembly or testing of our products. Almost all of our products are assembled and tested by one of six subcontractors: AMBIT Microsystems Corporation in China, Amkor Technology, Inc. in the Philippines, ASE in Korea, Malaysia and Taiwan, Lingsen in Taiwan, STMicroelectronics Group in Malaysia, and ST Assembly Test Services Ltd. in Singapore. We do not have long-term agreements with any of these suppliers and retain their services on a per order basis. The availability of assembly and testing services from these subcontractors could be adversely affected in the event a subcontractor suffers any damage or destruction to their respective facilities, or in the event of any other disruption of assembly and testing capacity. Due to the amount of time normally required to qualify assemblers and testers, if we are required to find alternative manufacturing assemblers or testers of our components, shipments could be delayed. Any problems associated with the delivery, quality or cost of our products could seriously harm our business.

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

Tripath Technology Inc.

Date: May 21, 2004

By:	/s/ David P. Eichler
David P. Eichler
Vice President Finance and Chief Financial Officer Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Security Agreement dated March 8, 2004 between Tripath Technology Inc. and Union Bank of California, N.A.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.