Form 10-Q
period 2004-06-30
TRIPATH TECHNOLOGY INC
filed 2004-08-06
CIK 1045739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from             to             .

Commission File Number 000-31081

TRIPATH TECHNOLOGY INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0407364
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2560 Orchard Parkway

San Jose, California 95131

(Address of Principal Executive Office including) (Zip Code)

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

47,500,541 shares of the Registrant’s common stock were outstanding as of August 2, 2004.

PART I. Financial Information

Item 1. Financial Statements

TRIPATH TECHNOLOGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

Unaudited

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$5,485	$9,612
Accounts receivable, net	2,746	2,041
Inventories	7,576	5,574
Prepaid expenses and other current assets	167	263

Total current assets	15,974	17,490
Property and equipment, net	1,761	1,897
Other assets	117	81

Total assets	$17,852	$19,468

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,831	$4,069
Current portion of capital lease obligations	531	496
Current portion of deferred rent	256	24
Accrued expenses	690	602
Deferred distributor revenue	767	1,125

Total current liabilities	6,075	6,316

Long term liabilities	795	1,232

Commitments and contingencies (see Note 10)
Stockholders’ equity:

Common stock, $0.001 par value, 100,000,000 shares authorized; 47,470,084 and 45,709,740 shares issued and outstanding	47	45
Additional paid-in capital	194,304	191,656
Deferred stock-based compensation	(135)	(217)
Accumulated deficit	(183,234)	(179,564)

Total stockholders’ equity	10,982	11,920

Total liabilities and stockholders’ equity	$17,852	$19,468

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TRIPATH TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue	$4,407	$3,139	$8,573	$6,091
Cost of revenue	3,222	2,220	6,194	4,427

Gross profit	1,185	919	2,379	1,664

Operating expenses:
Research and development	1,876	1,625	3,594	3,603
Selling, general and administrative	1,154	1,113	2,423	2,359

Total operating expenses	3,030	2,738	6,017	5,962

Loss from operations	(1,845)	(1,819)	(3,638)	(4,298)
Interest and other income (expense), net	(40)	3	(32)	5

Net loss	$(1,885)	$(1,816)	$(3,670)	$(4,293)

Basic and diluted net loss per share	$(0.04)	$(0.04)	$(0.08)	$(0.10)

Weighted average number of common shares used in computing basic and diluted net loss per share	45,878	42,631	45,752	41,999

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TRIPATH TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Unaudited

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(3,670)	$(4,293)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	545	634
Deferred Rent	104	356
Stock-based compensation	83	8
Changes in assets and liabilities:
Accounts receivable	(705)	(831)
Inventories	(2,002)	1,593
Prepaid expenses and other assets	60	665
Accounts payable	(238)	(780)
Accrued expenses	88	(330)
Deferred distributor revenue	(358)	585

Net cash used in operating activities	(6,093)	(2,393)

Cash flows from investing activities:
Purchase of property and equipment	(409)	(52)
Restricted Cash	—	486

Net cash (used in) provided by investing activities	(409)	434

Cash flows from financing activities:
Net proceeds from issuance of common stock under ESPP and upon exercise of options	301	61
Proceeds from issuance of common stock upon exercise of warrants	2,348	—
Principal payments on capital lease obligations	(274)	(98)

Net cash provided by (used in) financing activities	2,375	(37)

Net decrease in cash and cash equivalents	(4,127)	(1,996)
Cash, cash equivalents, and restricted cash, beginning of period	9,612	10,112

Cash, cash equivalents, and restricted cash, end of period	$5,485	$8,116

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Tripath Technology Inc.

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The unaudited condensed interim consolidated financial statements included herein have been prepared by Tripath Technology Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary to state fairly the Company’s financial position, results of operations and cash flows for the periods presented. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2003. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year.

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

The Company’s unaudited condensed interim consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred substantial losses and has experienced negative cash flow since inception and has an accumulated deficit of $183.2 million at June 30, 2004.

Beginning in August 2001, the Company instituted programs to reduce expenses including reducing headcount from 144 employees at the end of July 2001 to 64 employees at the end of June 2004 and reducing employees’ salaries by 10%. In September 2002 the Company relocated its headquarters which reduced rent expense and canceled its D&O policy which reduced insurance expense. These actions resulted in significant cost savings in 2003. The Company reduced its cash used in operating activities from approximately $13 million in 2002 to approximately $4 million in 2003. However during the first six months of 2004, we used approximately $6.1 million in operations. This increase from the corresponding prior year was mostly from the increase in inventory.

During 2003, warrants were exercised which resulted in the Company receiving proceeds totaling approximately $3.1 million. Subsequent to December 31, 2003 the Company received additional proceeds of approximately $2.3 million from the exercise of outstanding warrants. At June 30, 2004, the Company had working capital of $9.9 million, including cash of $5.5 million.

On August 2, 2004 the Company entered into stock purchase agreements with certain institutional investors under which it agreed to sell an aggregate of 2,500,000 shares of its common stock at a price of $2.00 per share. Upon the closing of this transaction, it is expected that the financing will result in approximately $4.9 million in net proceeds to the Company.

The Company requires more cash during 2004 to fund its operations. Management believes that such additional cash requirements could be met by first obtaining additional financing or by taking measures to reduce operating expenses such as reducing headcount or canceling research and development projects. However, the Company may not be able to obtain additional funds on terms that would be favorable to its stockholders and the Company, or at all. The Company’s short and long term prospects are dependent upon obtaining sufficient financing as needed to fund current working capital needs and future growth, and ultimately on achieving profitability.

The Company believes that its existing working capital at June 30, 2004, together with proceeds from its August 2004 financing and additional financings or debt transactions, as well as its ability to implement the aforementioned expense reduction measures, if needed, will be sufficient to meet its operating, working capital, investing and financing needs for at least the next twelve months. The Company has not made any adjustment to its consolidated financial statements as a result of the outcome of the uncertainty described above.

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

3. Net loss per share

Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common stock outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common stock and dilutive potential common stock outstanding. The calculation of diluted net loss per share excludes potential common stock if the effect is anti-dilutive. Potential common stock consist of incremental common stock issuable upon the exercise of stock options and common stock warrants.

Total potential common stock of 8,676,000 and 8,468,000 shares were not included in the diluted net loss per share calculation for the three and six-month periods ended June 30, 2004, respectively, because to do so would be anti-dilutive. For the three and six month periods ended June 30, 2003, 10,145,000 and 10,027,000 shares of potential common stock were excluded from the calculation of diluted net loss per share because they were anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share amounts):

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
Numerator:
Net loss	$(1,885)	$(1,816)	$(3,670)	$(4,293)

Denominator:
Weighted average common stock	45,878	42,631	45,752	41,999

Net loss per share:
Basic and diluted	$(0.04)	$(0.04)	$(0.08)	$(0.10)

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

The following table sets forth, for each of the periods presented, the deferred stock-based compensation recorded and the amortization of deferred stock-based compensation (in thousands):

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
Deferred stock-based compensation	$—	$320	$1	$232
Amortization of deferred stock-based compensation	$41	$44	$83	$8

Unamortized deferred stock-based compensation at June 30, 2004 and December 31, 2003 was $135,000 and $217,000 respectively.

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

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net loss applicable to common stockholders, as reported	$(1,885)	$(1,816)	$(3,670)	$(4,293)
Total stock-based employee compensation expense included in the net loss, determined under the recognition and measurement principles of APB Opinion No. 25, net of related tax effects	41	44	83	8
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(659)	(162)	(1,367)	(256)

Pro forma net loss applicable to common stockholders	$(2,503)	$(1,934)	$(4,954)	$(4,541)

Loss per share:
Basic and diluted - as reported	$(0.04)	$(0.04)	$(0.08)	$(0.10)

Basic and diluted - pro forma	$(0.05)	$(0.05)	$(0.11)	$(0.11)

6. Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market funds and commercial paper, bonds and notes, the fair value of which approximates cost.

The Company has entered into Security Agreements with two financial institutions to provide collateral for outstanding standby letters of credit which totaled $0.8 million at June 30, 2004.

7. Concentration of credit risk and significant customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. Substantially all of the Company’s cash and cash equivalents are invested in highly-liquid money market funds and commercial securities with major financial institutions. The Company sells its products principally to original equipment manufacturers and distributors. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses, as considered necessary by management. Credit losses to date have been consistent with management’s estimates. During the quarters ended June 30, 2004 and 2003, the Company had minimal bad debts write-offs.

The following table summarizes sales to end customers comprising 10% or more of the Company’s total revenue for the periods indicated:

	% of Revenue for the Three Months Ended June 30		% of Revenue for the Six Months Ended June 30
	2004	2003	2004	2003
Customer A	22%	—	12%	—
Customer B	19%	10%	13%	7%
Customer C	14%	—	7%	—
Customer D	7%	11%	9%	11%
Customer E	—	20%	—	20%
Customer F	—	12%	—	19%

The Company’s accounts receivable were concentrated with four customers at June 30, 2004 representing 65%, 20%, and 7% of aggregate gross receivables, and with four customers at June 30, 2003 representing 29%, 16%, 11% and 10% of aggregate gross receivables.

8. Inventories

Inventories are stated at the lower of cost or market. This policy requires the Company to make estimates regarding the market value of the Company’s inventory, including an assessment of excess or obsolete inventory. The Company determines excess and obsolete inventory based on an estimate of the future demand and estimated selling prices for the Company’s products within a specified time horizon, generally 12 months. The estimates the Company uses for expected demand are also used for near-term capacity planning and inventory purchasing and are consistent with the Company’s revenue forecasts. Actual demand and market conditions may be different from those projected by the Company’s management. If the Company’s unit demand forecast is less than the Company’s current inventory levels and purchase commitments during the specified time horizon, or if the estimated selling price is less than the Company’s inventory value, the Company will be required to take additional excess inventory charges or write-downs to net realizable value which will decrease the Company’s gross margin and net operating results in the future. Further, subsequent sales of written down inventory may result in increases to our gross margin. During the six months to June 30, 2004, we sold inventory previously written down resulting in a net release of approximately $800,000 in inventory reserves.

Inventories are comprised of the following (in thousands):

	June 30, 2004	December 31, 2003
Raw materials	$4,090	$1,692
Work-in-process	205	1,007
Finished goods	2,902	2,229
Inventory held by distributors	379	646

Total	$7,576	$5,574

9. Segment and geographic information

The Company has determined that it has one reportable business segment: the design, license and marketing of integrated circuits.

The following is a geographic breakdown of the Company’s sales by shipping destination for the following periods:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Europe	$430	$353	$770	$507
Korea	—	610	—	967
United States	263	282	792	470
Japan	2,681	1,261	5,701	2,500
Singapore	86	207	86	512
Taiwan	73	184	171	618
China	852	238	992	513
Rest of World	22	4	61	4

	$4,407	$3,139	$8,573	$6,091

Approximately 94% and 77% of the Company’s total revenue for the three months ended June 30, 2004 and June 30, 2003, respectively, were derived from sales directly to end customers based outside the United States. Similarly, for the six months ended June 30, 2004 and June 30, 2003, respectively, sales directly to end customers based outside the United States were approximately 96% and 73%.

10. Commitments and contingencies

Lease commitments: The Company leases office space and equipment under non-cancelable operating leases. The Company also has a capital lease for research and development related software and a capital lease for manufacturing test equipment.

Our total potential commitments on our operating leases and inventory purchases as of June 30, 2004, were as follows (in thousands):

As of June 30, 2004	Operating Leases	Capital Leases	Inventory Purchase Commitments
2004	$574	$269	$2,142
2005	1,083	494	—
2006	1,046	86	—
2007	270	—	—

Total minimum lease payments	$2,973	$849	$2,142

Less: amount representing interest		(68)

Present value of minimum lease payments		781
Less: current portion of capital lease obligations		(531)

Long-term capital lease obligations		$250

Contingencies: From time to time, in the normal course of business, various claims could be made against the Company. At June 30, 2004, there were no pending claims the outcome of which is expected to result in a material adverse effect on the financial position or results of operations of the Company.

11. Guarantees

In November 2002, the FASB issued Financial Interpretation “ (FIN)” No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others — an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34.” The following is a summary of the Company’s agreements that the Company has determined are within the scope of FIN 45.

The Company provides a limited warranty for up to one year for any defective products. During the quarter ended June 30, 2004 and for the year ended December 31, 2003, warranty expense was insignificant. The Company reduced its reserve for warranty costs from $30,000 to $20,000 during the quarter ended June 30, 2004.

The Company has entered into Security Agreements with two financial institutions to provide collateral for outstanding standby letters of credit which totaled $0.8 million at June 30, 2004.

Pursuant to its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The Company is self insured for any such claims should they arise. To date, the Company has not incurred any costs as there have been no lawsuits or claims that would invoke these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2004.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, customers, and its sublandlord and (ii) its agreements with investors. Under these provisions the Company has agreed to generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnification relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. To date, the Company has not incurred any costs as there have been no lawsuits or claims related to these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2004.

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

In June 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 Adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

13. Subsequent Event

On August 2, 2004 the Company entered into stock purchase agreements with certain institutional investors under which it agreed to sell an aggregate of 2,500,000 shares of its common stock at a price of $2.00 per share. Upon closing of this transaction, it is expected that the financing will result in approximately $4.9 million in net proceeds to the Company.

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

Subsequent Event

On August 2, 2004 the Company entered into stock purchase agreements with certain institutional investors under which it agreed to sell an aggregate of 2,500,000 shares of its common stock at a price of $2.00 per share. Upon the closing of this transaction, it is expected that the financing will result in approximately $4.9 million in net proceeds to the Company.

Critical Accounting Policies and Management Judgments

Use of Estimates: Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to product returns, warranty obligations, bad debts, inventory reserves, accruals, stock options, warrants, and income taxes (including the valuation allowance for deferred taxes). We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Material differences may occur in our results of operations for any period if we made different judgments or utilized different estimates.

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

•	Sales to OEM Customers: Under the Company’s standard terms and conditions of sale, title and risk of loss transfer to the customer at the time product is shipped to the customer, FOB shipping point, and revenue is recognized accordingly. The Company accrues the estimated cost of post-sale obligations, including basic product warranties or returns, based on historical experience. The Company has experienced minimal warranty or other returns to date.

•	Sales to Distributors: The Company provides its distributors certain incentives such as stock rotation, price protection, and other offerings. As a result of these incentives, the Company defers recognition of revenue until such time that the distributor sells product to its customer.

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

Results of Operations

Three months ended June 30, 2004 and 2003

Revenue. Revenue for the three months ended June 30, 2004 was $4.4 million, an increase of $1.3 million or 42% from revenues of $3.1 million for the three months ended June 30, 2003. The increase in revenue resulted primarily from an increase in unit sales of our TA2024 and TLD4012 which reflects growth in the flat panel TV and communications markets.

Sales to Sampo, Alcatel and Sanyo accounted for approximately 22%, 19% and 14%, respectively, of revenue in the three months ended June 30, 2004 and 0%, 10% and 0%, respectively, in the corresponding prior year quarter. Sales to our five largest customers represented approximately 69% of revenue in the three months ended June 30, 2004 and 60% of revenue in the three months ended June 30, 2003.

Gross Profit. Gross profit for the three months ended June 30, 2004 was $1.2 million compared with a gross profit of $919,000 for the three months ended June 30, 2003. The increase in gross profit in absolute dollars is due to a combination of factors including a 42% increase in overall sales. Also included in the gross profit for the three months ended June 30, 2004 was the sale of our TA2022 product which was previously reserved in full, for approximately $489,000, offset in part by additional inventory reserves and inventory write-offs of approximately $369,000. Excluding these two items, the gross profit margin percentage was impacted negatively due to higher assembly and test costs, as well as lower manufacturing yields, on various products during the three-month period ended June 30, 2004 compared to the three-month period ended June 30, 2003.

Research and Development. Research and development expenses for the three months ended June 30, 2004 were $1.9 million, an increase of $0.3 million or 19% over $1.6 million for the three months ended June 30, 2003. The year over year increase for the three month periods resulted from increased headcount and increased product development spending. We anticipate that our research and development expenses will continue to increase in the remainder of fiscal 2004.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2004 were $1.2 million, a slight increase over $1.1 million for the three months ended June 30, 2003. Selling general and administrative expenses increased year over year due to increased personnel costs, including increased sales commissions. We anticipate that our selling, general and administrative expenses will increase in the remainder of fiscal 2004, including expenses for legal and financial compliance costs related to the Sarbanes-Oxley Act of 2002 and increased directors and officers liability insurance costs.

Six months ended June 30, 2004 and 2003

Revenue. Revenue for the six months ended June 30, 2004 was $8.6 million, an increase of $2.5 million or 41% over revenues of $6.1 million for the six months ended June 30, 2003. The increase in revenue resulted primarily from an increase in unit sales of our TA2024 and TLD4012 which reflects growth in the flat panel TV and communications markets.

Sales to Sampo and Alcatel accounted for approximately 12% and 13%, respectively, of revenue in the six months ended June 30, 2004 and 0% and 7%, respectively, in the corresponding six month period. Sales to our five largest customers represented approximately 62% of revenue in the six months ended June 30, 2004 and 60% of revenue in the six months ended June 30, 2003.

Gross Profit. Gross profit for the six months ended June 30, 2004 was $2.4 million, compared with a gross profit of $1.7 million for the six months ended June 30, 2003. The increase in gross profit in absolute dollars is due to a combination of factors including a 41% increase in overall sales. Also included in the gross profit for the six months ended June 30, 2004 was the sale of our TA2022 product which was previously reserved in full, for approximately $489,000, offset in part by additional inventory reserves and inventory write-offs of approximately $369,000. Excluding these two items, the gross profit margin percentage was impacted negatively due to higher assembly and test costs, as well as lower manufacturing yields, on various products during the six-month period ended June 30, 2004 compared to the six-month period ended June 30, 2003.

Research and Development. Research and development expenses for the six months ended June 30, 2004 remained flat at $3.6 million compared with the six months ended June 30, 2003.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2004 remained flat at $2.4 million compared with the six months ended June 30, 2003.

Liquidity and Capital Resources

Since our inception, we have financed our operations through the private sale of our equity securities, primarily the sale of preferred stock, through our initial public offering on August 1, 2000 and through a private placement in January 2002. Net proceeds to us as a result of our initial public offering, our private placement and subsequent stock warrant exercises were approximately $45.4 million, $19.9 million, and $5.4 million respectively.

Net cash used in operating activities increased from $2.4 million for the six months ended June 30, 2003 to $6.1 million for the six months ended June 30, 2004. The increase was primarily due to an increase in inventory of $2 million during the six months ended June 30, 2004 as a result of anticipated increased sales and longer manufacturing lead times.

Net cash used in investing activities was $0.4 million for the six months ended June 30, 2004 as compared to $0.4 million provided by investing activities for the six months ended June 30, 2003. The increase in cash used in investing activities was due to an increase in purchase of property and equipment and prior year release of restricted cash.

Cash provided by financing activities for the six months ended June 30, 2004 was $2.4 million as compared to $37,000 cash used in financing activities for the six months ended June 30, 2003. The increase in cash provided by financing activities was due primarily to the proceeds received from the exercise of warrants which are summarized below.

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

Our total potential commitments on our operating leases and inventory purchases as of June 30, 2004, were as follows (in thousands):

As of June 30, 2004	Operating Leases	Capital Leases	Inventory Purchase Commitments	Total
2004	$574	$269	$2,142	$2,985
2005	1,083	494	—	1,577
2006	1,046	86	—	1,132
2007	270	—	—	270
2008 and beyond	—	—	—	—

Total minimum lease payments	$2,973	849	$2,142	$5,964

Less: amount representing interest		(68)

Present value of minimum lease payments		781
Less: current portion of capital lease obligations		(531)

Long-term capital lease obligations		$250

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

We have incurred substantial losses and have experienced negative cash flow since inception and have an accumulated deficit of $183.2 million at June 30, 2004. Beginning in August 2001, we instituted programs to reduce expenses including reducing headcount from 144 employees at the end of July 2001 to 64 employees at the end of June 2004 and reducing employees salaries by 10%. In September 2002 we relocated our headquarters, which reduced rent expense and canceled our D&O policy, which reduced insurance expense. These actions resulted in significant cost savings in 2003. We reduced our cash used in operating activities from approximately $13 million in 2002 to approximately $4 million in 2003, although net cash used in operating activities was $6.1 million for the six months ended June 30, 2004.

During 2003, warrants were exercised which resulted in us receiving proceeds totaling approximately $3.1 million. At December 31, 2003, we had working capital of $11.2 million, including cash of $9.6 million. Subsequent to December 31, 2003 we received proceeds of approximately $2.3 million from the exercise of outstanding warrants.

On August 2, 2004 the Company entered into stock purchase agreements with certain institutional investors under which it agreed to sell an aggregate of 2,500,000 shares of its common stock at a price of $2.00 per share. Upon the closing of this transaction, it is expected that the financing will result in approximately $4.9 million in net proceeds to the Company.

We will need to raise additional funds to finance our activities through public or private equity or debt financings, the formation of strategic partnerships or alliances with other companies or through bank borrowings with existing or new banks within the next six months. We may not be able to obtain additional funds on terms that would be favorable to our stockholders and us, or at all. In such instance, we will take measures to reduce our operating expenses, such as reducing headcount or canceling selected research and development projects. Without sufficient capital to fund our operations, we will no longer be able to continue as a going concern. We believe that our existing working capital at June 30, 2004, together with proceeds from our August 2004 financing and additional financings or debt transactions, as well as our ability to implement the aforementioned measures, if needed, will be sufficient to meet our operating, working capital, investing and financing needs for at least the next twelve months. Our short and long term prospects are dependent upon obtaining sufficient financing as needed to fund current working capital needs and future growth, and ultimately on achieving profitability.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We adopted FIN 46 on January 1, 2003. The adoption of this standard did not have a material impact on our consolidated financial statements, as we have no interest in any variable interest entities.

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

As of June 30, 2004, we had an accumulated deficit of $183.2 million. We incurred net losses of approximately $7.2 million in 2003 and $19.3 million (before accretion on preferred stock of $14.9 million) in 2002. We may continue to incur net losses and these losses may be substantial. Furthermore, we may continue to generate significant negative cash flow in the future. We will need to generate substantially higher revenue to achieve and sustain profitability and positive cash flow. Our ability to generate future revenue and achieve profitability will depend on a number of factors, many of which are described throughout this section. If we are unable to achieve or maintain profitability, we will be unable to build a sustainable business. In this event, our share price and the value of your investment would likely decline and we might be unable to continue as a going concern.

We need to raise additional capital to continue to grow our business, which may not be available to us.

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

Our quarterly operating results have fluctuated significantly in the past and are likely to continue to do so in the future. The many factors that could cause our quarterly results to fluctuate include, in part:

•	level of sales;

•	level of competition;

•	mix of high and low margin products;

•	availability and pricing of wafers;

•	timing of introducing new products, including, but not limited to, the introduction of new products based on the lower cost “Godzilla” architecture, lower cost versions of existing products, fluctuations in manufacturing yields and other problems or delays in the fabrication, assembly, testing or delivery of products; and

•	rate of development of target markets.

A large portion of our operating expenses, including salaries, rent and capital lease expenses, are fixed. If we experience a shortfall in revenues relative to our expenses, we may be unable to reduce our expenses quickly enough to offset the reduction in revenues during that accounting period, which would adversely affect our operating results. Fluctuations in our operating results may also result in fluctuations in our common stock price. If the market price of our stock is adversely affected, we may experience difficulty in raising capital or making acquisitions. In addition, we may become the object of securities class action litigation for which we are currently self insured. As a result, we do not believe that period-to-period comparisons of our revenues and operating results are necessarily meaningful. One should not rely on the results of any one quarter as an indication of future performance.

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

A relatively small number of customers have accounted for most of our revenues to date. Any reduction or delay in sales of our products to one or more of these key customers could seriously reduce our sales volume and revenue and adversely affect our operating results. Our top five end customers accounted for 69% and 62% of revenue in the three and six months ended June 30, 2004. In particular, sales to three large customers, Sampo, Alcatel, and Sanyo accounted for 22%, 19% and 14%, respectively, of revenue for the quarter ended June 30, 2004 and 0%, 10% and 0%, respectively, in the corresponding quarter ended June 30, 2003. Sales to four large customers, Kyoshin Technosonic Co., Ltd, Alcatel, JVC and Sampo accounted for 16%, 13%, 12% and 12%, respectively, of revenue for the six months ended June 30, 2004 and 20%, 7%, 0% and 0%, respectively, in the corresponding six months ended June 30, 2003. Our top five end customers accounted for 68% of revenue in 2003. Our primary customers in 2003 were Kyoshin Technosonic Co., Ltd., Samsung Electronics Co., Ltd., and Apple Computer Inc. representing 24%, 18% and 15% of revenue, respectively. We expect that we will continue to rely on the success of our largest customers and on our success in selling our existing and future products to those customers in significant quantities. However, we cannot be sure that we will retain our largest customers or that we will be able to obtain additional key customers or replace key customers we may lose or who may reduce their purchases.

We currently rely on sales of three products for a significant portion of our revenue, and the failure of these products to be successful in the future could substantially reduce our sales.

We currently rely on sales of our TA2020 and TA2024 digital audio amplifiers and TLD4012 DSL line driver to generate a significant portion of our revenue. Sales of these products amounted to 60% and 71% of our revenue for the three and six months ended June 30, 2004 and 76% of our revenue in 2003. We have developed additional products and plan to introduce more products in the future, but there can be no assurance that these products will be commercially successful. Consequently, if our existing products are not successful, our sales could decline substantially.

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

The semiconductor industry has historically been cyclical and characterized by wide fluctuations in product supply and demand. From time to time, the industry has also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. Industry downturns have been characterized by diminished product demand, production overcapacity and accelerated decline in average selling prices, and in some cases have lasted for more than a year. The industry experienced a downturn of this type in 1997 and 1998, and experienced a downturn again in 2001 and 2002. In addition, we may determine to lower the prices of our products to increase or maintain market share, which would likely harm our operating results. The semiconductor industry also periodically experiences increased demand and production capacity constraints. As a result, we have experienced and may experience in the future substantial period-to-period fluctuations in our results of operations due to general semiconductor industry conditions, overall economic conditions or other factors, many of which are outside our control. Due to these risks, you should not rely on period-to-period comparisons to predict our future performance.

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

Semiconductor assembly and testing are complex processes, which involve significant technological expertise and specialized equipment. As a result of our reliance on third-party subcontractors for assembly and testing of our products, we cannot directly control product delivery schedules, which has in the past, and could in the future, result in product shortages or quality assurance problems that could increase the costs of manufacture, assembly or testing of our products. Almost all of our products are assembled and tested by one of five subcontractors: ASE in Korea, Malaysia and Taiwan, Hon Hai (formerly AMBIT Microsystems Corporation) in China, Lingsen in Taiwan, STMicroelectronics Group in Malaysia, and ST Assembly Test Services Ltd. in Singapore. We do not have long-term agreements with any of these suppliers and retain their services on a per order basis. The availability of assembly and testing services from these subcontractors could be adversely affected in the event a subcontractor suffers any damage or destruction to their respective facilities, or in the event of any other disruption of assembly and testing capacity. Due to the amount of time normally required to qualify assemblers and testers, if we are required to find alternative manufacturing assemblers or testers of our components, shipments could be delayed. Any problems associated with the delivery, quality or cost of our products could seriously harm our business.

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

We currently obtain almost all of our manufacturing, assembly and test services from suppliers located outside the United States and may expand our manufacturing activities abroad. Approximately 94% and 96% of our total revenue for the three and six months ended June 30, 2004, was derived from sales to end customers based outside the United States. In 2003 and 2002, 78% and 61%, respectively, of our total revenue was derived from sales to end customers based outside of the United States. In addition, we often ship products to our domestic customers’ international manufacturing divisions and subcontractors.

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

Our business depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws to protect our proprietary technologies. We cannot be sure that such measures will provide meaningful protection for our proprietary technologies and processes. As of June 30, 2004, we have 35 issued United States patents, and 9 additional United States patent applications which are pending. In addition, we have 17 international patents issued and an additional 23 international patents pending. We cannot be sure that any patent will issue as a result of these applications or future applications or, if issued, that any claims allowed will be sufficient to protect our technology. In addition, we cannot be sure that any existing or future patents will not be challenged, invalidated or circumvented, or that any right granted thereunder would provide us meaningful protection. The failure of any patents to provide protection to our technology would make it easier for our competitors to offer similar products. In connection with our participation in the development of various industry standards, we may be required to agree to license certain of our patents to other parties, including our competitors, that develop products based upon the adopted standards.

We also generally enter into confidentiality agreements with our employees and strategic partners, and generally control access to and distribution of our documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products, services or technology without authorization, develop similar technology independently or design around our patents. In addition, effective copyright, trademark and trade secret protection may be unavailable or limited in certain foreign countries. Some of our customers have entered into agreements with us pursuant to which such customers have the right to use our proprietary technology in the event we default on our contractual obligations, including product supply obligations, and fail to cure the default within a specified period of time.

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

We need to continue to improve or implement our systems, procedures and controls, which may strain our resources and distract management.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002. These requirements may place a strain on our systems and resources. The Securities Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. We are currently reviewing and further documenting our internal control procedures. However, the guidelines for the evaluation and attestation of internal control systems have only recently been finalized, and the evaluation and attestation processes are new and untested. Therefore, we can give no assurances that our systems will satisfy the new regulatory requirements. In addition, in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, significant resources and management oversight will be required.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk of loss. Some of the securities that we may acquire in the future may be subject to market risk for changes in interest rates. To mitigate this risk, we plan to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, which may include commercial paper, money market funds, government and non- government debt securities. We manage the sensitivity of our results of operations to these risks by maintaining a conservative portfolio, which is comprised solely of highly-rated, short-term investments. We do not hold or issue derivative, derivative commodity instruments or other financial instruments for trading purposes. Currently we are exposed to minimal market risks. Due to the short-term and liquid nature of our portfolio, if interest rates were to fluctuate by 10% from rates at June 30, 2004 and June 30, 2003, our financial position and results of operations would not be materially affected.

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

We have designed our Disclosure Controls and Internal Controls to provide reasonable assurances that their objectives will be met. A control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that its objectives will be met. All control systems are subject to inherent limitations, such as resource constraints, the possibility of human error and the possibility of intentional circumvention of these controls. Furthermore, the design of any control system is based in part upon assumptions about the likelihood of future events, which assumptions may ultimately prove to be incorrect. As a result, we cannot provide assurance that our control system will detect every error or instance of fraudulent conduct.

Evaluation of disclosure controls and procedures. Based on their evaluation as of June 30, 2004, our chief executive officer and chief financial officer, with the participation of management, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) were effective, at the level of reasonable assurance, to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q.

Changes in internal controls. There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on June 18, 2004 in Santa Clara, California. At the Annual Meeting, the stockholders were asked to vote on three items. The results of the matters presented at the Annual Meeting, based on the presence in person or by proxy of holders of 43,986,391 shares of common stock, or approximately 93% of the total outstanding shares, are as follows:

1.	Dr. Tripathi and Messrs. Acharya, Jasuja and Fu were elected as directors of Tripath to serve for the ensuing year and until their successors are elected as follows:

	Votes For	Votes Withheld
Dr. Adya S. Tripathi	43,194,605	791,786
A.K. Acharya	43,062,395	923,996
Y.S. Fu	43,133,573	852,818
Andy Jasuja	43,292,483	693,908

2.	The Stockholders approved an amendment to the 2000 Stock Plan to increase the number of shares of common stock reserved for issuance thereunder by 2,000,000 to 21,300,000. The proposal received 18,000,491 affirmative votes, 4,378,501 negative votes, and 41,665 abstentions.

3.	The stockholders approved the appointment of BDO Seidman LLP as independent accountants of the Company for the fiscal year 2004. The proposal received 43,676,306 affirmative votes, 185,551 negative votes and 124,534 abstentions.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

See Exhibit Index below.

(b)	Reports on Form 8-K

On April 22, 2004, we furnished a current report on Form 8-K under Item 12, describing and furnishing the press release announcing our earnings for the quarter ended March 31, 2004, which press release included our condensed consolidated balance sheets and statements of operations for the period.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.

Tripath Technology Inc.

Date: August 6, 2004

By:	/s/ David P. Eichler
David P. Eichler
Vice President Finance and
Chief Financial Officer
Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by 18 U.S.C. 1350.