Form 10-KT
period 2004-09-30
TRIPATH TECHNOLOGY INC
filed 2005-02-03
CIK 1045739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/T

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM JANUARY 1, 2004 TO SEPTEMBER 30, 2004

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

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/T or any amendment to this Form 10-K/T.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☒    No  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter:  $115,438,460.

There were 50,420,190 shares of Tripath Technology Inc. common stock outstanding on January 31, 2005.

TRIPATH TECHNOLOGY INC.

TRANSITION REPORT ON FORM 10-K/T

FOR THE TRANSITION PERIOD FROM JANUARY 1, 2004 TO SEPTEMBER 30, 2004

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

We are a fabless semiconductor company that focuses on providing highly efficient power amplification to the digital media consumer electronics and communications markets. We design and sell digital amplifiers based on our proprietary technology, called Digital Power Processing®, which enables us to provide significant performance, power efficiency, size and weight advantages over traditional amplifier technology. Our digital amplifiers are branded “Class-T®” and combine a switching mode approach that generates high fidelity sound with low distortion and considerably lower heat dissipation than Class-AB amplifiers. We target and provide digital amplifiers for three primary markets where signal fidelity and power efficiency are important: Consumer Electronics, Digital Subscriber Line (“DSL”) and Wireless. Within the Consumer Electronics market, we target multiple market segments, which include consumer audio applications such as 5.1-7.1 channel home theater systems, flat panel televisions, personal computers, mini/micro component stereo systems, cable set-top boxes and gaming consoles, automotive audio applications such as in-dash head units and trunk amplifiers and professional audio applications such as audio distribution systems and pro-audio amplifiers. We are currently offering digital amplifiers in the form of line drivers for use in DSL equipment. We also have a research and development program aimed at developing amplifiers for digital wireless handsets and base stations to increase talk time and battery life and improve overall power efficiency.

We were incorporated in California in July 1995, and reincorporated in Delaware in July 2000. We became a public reporting company in August 2000, and our stock is currently listed on the NASDAQ National Market under the stock symbol “TRPH”. On November 14, 2004, we changed our fiscal year-end from December 31 to September 30, effective as of September 30, 2004. Our principal executive office is located at 2560 Orchard Parkway, San Jose, CA 95131. Our telephone number is (408) 750-3000, and our Internet home page is located at www.tripath.com; however, the information in, or that can be accessed through, our home page is not part of this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available, free of charge, on our Internet home page as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC.

Markets and Products

We develop and supply digital amplifiers for three primary markets: Consumer Electronics, DSL and Wireless. Within the Consumer Electronics market, we target the home-theater, television, professional and automotive audio market segments. Within the DSL market, we have recently begun offering single and dual channel line driver products. Within the Wireless market, we have a research and development program aimed at developing a family of amplifier products for use in wireless handsets, also known as Radio Frequency (“RF”) Power Amplifiers.

Consumer Electronics

We provide a broad range of digital audio amplifiers based on Class-T and our Digital Power Processing (“DPP®”) technology. Manufacturers are incorporating our digital audio amplifiers in a diverse set of applications, including 5.1-7.1 channel home theater systems, flat panel televisions, automotive head units, professional amplifiers, DVD and A/V receivers, mini/micro component stereo systems, network media players and accessory speakers systems for MP3 players.

The key factors that differentiate our products are the broad range of power levels, the input format to the amplifier and the level of integration included in our products. We augment our products with applications support that includes reference designs, evaluation kits and consulting services.

Because of the broad range of product offering we have in our digital amplifiers, we have created specific products to appeal to applications such as DVD and A/V receivers as well as pro-audio amplifiers. Our proprietary technology helps realize clear sound, almost half the energy consumption of conventional professional amplifiers and natural heat dissipation without a cooling fan.

Digital amplifiers require three major components; controller, FET driver, and output FETs. These three components can be integrated together on one die, or separate die in common packages, or in discrete packages, depending on the process and power requirements. The Controller, sometimes called a processor, can be analog or digital input and encodes the signal for amplification. The FET driver scales the output voltage to the appropriate level for the output. The output FETs provide the output current to the speaker. A “chipset” refers to a set of separately packaged products that include all three of the components.

Package configurations offered by Tripath:

	Controller	Driver	FET
Integrated Amplifier	•	•	•
Amplifier Driver	•	•
Power Stage		•	•
Processor	•
FET Driver		•

The output power of an integrated product or chipset is determined by the driver and FET portions and is depended on the power supply, load impedance, and other factors. For comparison reasons, the listings below give the maximum power generated in a typical application. Several of the products can be driven above the ratings given. Currently our customer’s applications range from less then 10 Watts to over 2000 Watts. This is the broadest range in the industry.

We offer controllers with both digital and analog inputs. The analog products are included as part of chipsets along with various power stages. We currently offer 2 parts with digital input format, the TCD6000 and TCD6001. For both of the controllers, the digital content is encoded in a format that is specified by the I2S standard.

Consumer Electronics—Automotive Audio Amplifiers

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

Automotive head units from Panasonic, introduced this year, that are powered by Tripath amplifiers currently offer approximately double the power output of previously available units. The new units offer 35 Watts (based on CEA2006 spec) versus typical A/B units that generally offer 15 to 20 Watts.

Products currently available for the automotive audio market are listed below.

TA2041A	Integrated Amplifier	35 Watts (max CEA2006 specification)
TAA4100	Integrated Amplifier	65 Watts (max CEA2006 specification)
TPS4070	Power Stage	35 Watts (max CEA2006 specification)
TPS4100	Power Stage	65 Watts (max CEA2006 specification)
TCD6001	Digital Controller	introduced January 2005

Consumer Electronics—Television Audio Amplifiers

Flat panel televisions typically require small enclosures and low heat dissipation, which are both strengths of Tripath’s products. This year we introduced the TAA2008, a version of our popular TA2024. The new TAA2008 is smaller and less expensive than its predecessor and offers improved click and pop reduction.

Products currently available for the television market (stereo, single supply, bridged output) are listed below.

TAA2008	Integrated Amplifier	12 Watts (6 ohm, 10% THD+N)
TA2024B	Integrated Amplifier	15 Watts (4 ohm, 10% THD+N)
TA2021B	Integrated Amplifier	23 Watts (4 ohm, 10% THD+N)

Consumer Electronics—Home Theater Audio Amplifiers

Our amplifiers allow home theater makers to fit more channels into smaller space without sacrificing sound quality. OEMs have used our products to produce compact all-in-one DVD receivers with high power and exceptional sound quality. Early in 2004 we announced 4 new products for home theater based on our CMOS driver technology (TDA2125A, TDA2075A, TPD2125 and TPD2075). During the year we have moved them into production and they are currently being sampled by our customers.

Products currently available for the home theater market (various configurations) are listed below.

TA2022	Integrated Amplifier	100 Watts (4 ohm, 1% THD+N)
TDA2125A	Amplifier Driver	150 Watts (8 ohm, 0.1% THD+N)
TDA2075A	Amplifier Driver	75 Watts (8 ohm, 0.1% THD+N)
TPD2125	FET Driver	150 Watts (8 ohm, 0.1% THD+N)
TPD2075	FET Driver	75 Watts (8 ohm, 0.1% THD+N)
TCD6000	Digital Controller
TK2019	Chipset	20 Watts (4 ohm, 10% THD+N)
TK2050	Chipset	60 Watts (8 ohm, 10% THD+N)
TK2051	Chipset	60 Watts (8 ohm, 10% THD+N)
TK2070	Chipset	75 Watts (4 ohm, 10% THD+N)
TK2150	Chipset	200 Watts (6 ohm, 10% THD+N)

Consumer Electronics—Professional and Audiophile Audio Amplifiers

The high power efficiency and fidelity of Class-T and DPP are attractive to both professional and Audiophile equipment makers.

Products currently available for the professional and audiophile market are listed below.

TK2350	Chipset,	300 Watts (4 ohm, 10% THD+N)
TDA2500	Amplifier Driver	500 Watts (12 ohm, 0.5% THD+N)
TA0105	Amplifier Driver	500 Watts (4 ohm, 0.02% THD+N)

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

The following table provides additional information concerning the specifications of our currently available DSL line drivers.

Product	Power Consumption (milliwatts/channel)	Application
TLD4012 Single channel family	680mW	Central office ADSL line driver
TLD4021 Dual channel family	500mW	Central office ADSL line driver

RF/Wireless Power Amplifiers

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

Research and Development

Our research and development efforts are focused on developing products based on our DPP® technology for high growth markets, such as the consumer audio, DSL and wireless communications markets. As of September 30, 2004, our research and development staff consisted of 42 employees, many of whom have experience across multiple engineering disciplines. For the nine months ended September 30, 2004 and years ended December 31, 2003 and 2002, our research and development expenses were approximately $5.5 million, $6.9 million, and $11.7 million, respectively.

Manufacturing

Wafer Fabrication

We are able to use independent silicon foundries to manufacture our integrated circuits because our products are manufactured with standard processes. By outsourcing our manufacturing requirements, we are able to focus our resources on design and product engineering.

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

Our Mixed Signal Processor and high voltage power devices are currently manufactured with Complementary Metal Oxide Semiconductor (“CMOS”) and Diffusion Metal Oxide Semiconductor (“DMOS”) processes using 0.18 or greater micron technology. CMOS and DMOS are industry standard semiconductor manufacturing processes. We continuously evaluate the benefits, on a product by product basis, of migrating to smaller design technologies to reduce costs and improve performance.

In September 2003, we announced the introduction of a new breakthrough low cost power stage architecture platform, based on “CMOS” processes, which we refer to as “Godzilla” that can be used across the broad spectrum of audio amplifiers from 10 Watt per channel PC stereo to greater than 150 Watt per channel audio video receivers. Customer adoption of products based upon this new architecture would enable us to reduce our manufacturing costs.

Assembly and Test

We currently outsource all of our assembly and testing operations to Advanced Semiconductor Engineering (“ASE”) in Korea, Malaysia and Taiwan, Hon Hai (formerly AMBIT Microsystems Corporation) in China, Lingsen in Taiwan, ST Microelectronics Group in Malaysia, and ST Assembly Test Services Ltd. in Singapore.

Quality Assurance

We currently rely on our foundries and assembly subcontractors to assist in the qualification process of our products. We also participate in quality and reliability monitoring through each stage of the production cycle. We closely monitor wafer foundry production, assembly and test manufacturing operations to ensure consistent overall quality, reliability and yield levels. We are also exploring opportunities to obtain ISO 9000 certification.

Marketing, Sales and Customers

Our marketing strategy is to target existing and potential customers who are industry leaders in the consumer electronics (consumer, automotive and professional audio), DSL communications and wireless communications markets. Currently, our sales and marketing effort is primarily focused on market segments, divided among integrated audio products and module-based driver products, and separately divided among the flat panel TV, home theater, gaming, professional and automotive audio.

We rely on our direct sales force and distributors to sell our products in our target markets. Approximately 78% of our total revenues were through distributors in 2004 compared to 73% in 2003. One distributor, Macnica, Inc. and its affiliates, accounted for 69%, 41% and 10% of total revenues for the nine months ended September 30, 2004, and the years ended December 31, 2003 and December 31, 2002, respectively.

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

End customers for our products are primarily manufacturers of audio electronic components, communications infrastructure equipment and wireless communications equipment. Three, three and two end customers accounted for more than 10% of our total revenues in 2004, 2003 and 2002, respectively. The customers who accounted for more than 10% of our total revenues in 2004 were Alcatel, Kyoshin Technosonic Co., Ltd., (KTS) and JVC.

For a detailed description of our sales by geographic region, see Note 2 (Segment and geographic information) to our consolidated financial statements.

Competition

We currently compete with a number of larger companies in the consumer audio amplifier market. While our technology offers distinct advantages over the analog approach, we believe that approximately only 2-3 percent of the market has converted to digital audio amplifiers at this time. The primary analog amplifier competitors in the market today are National Semiconductor, Philips Electronics, ST Microelectronics and Texas Instruments. Philips, ST Microelectronics and Texas Instruments are also our major competitors in the digital audio amplifier market. Several other smaller companies also offer digital amplifier products including: D2, Ice Power and Wolfson Microelectronics plc. In addition, a number of companies, such as Cirrus Logic Inc., have announced their intention to enter this market. We have been active in the audio amplifier market since our inception and we believe that we maintain a strong competitive position.

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

Intellectual Property

We rely primarily on a combination of patent, copyright, trademark, trade secret and other intellectual property laws, nondisclosure agreements and other protective measures to protect our proprietary technologies and processes. At September 30, 2004, we had 38 issued United States patents and 6 additional pending United States patent applications. In addition, we had 17 international patents issued and an additional 21 international patents pending. We expect to continue to file patent applications where appropriate to protect our proprietary technologies. To our knowledge, no patents have been contested by third parties thus far.

Employees

As of September 30, 2004, we had 65 full-time employees, including 42 employees engaged in research and development, 11 engaged in sales and marketing and 12 engaged in general administration activities. None of our employees are represented by a labor union and we have never experienced a work stoppage. We consider our employee relations to be good.

ITEM 2.	PROPERTIES

We lease one facility in San Jose, California, which has approximately 65,000 square feet pursuant to the lease, which expires on March 31, 2007. This facility comprises our headquarters and includes our administration, sales and marketing and research and development departments. We also lease approximately 2,400 square feet of office space outside of Tokyo, Japan for our Japanese sales office. The lease for this space expired on October 31, 2004 and currently continues on a month to month basis. We believe that existing facilities are adequate for our needs.

ITEM 3.	LEGAL PROCEEDINGS

We are a party to lawsuits in the normal course of our business. Litigation in general, and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict. We believe that we have defenses in each of the cases set forth below in which we are named as defendant and are vigorously contesting each of these matters. An unfavorable resolution of one or more of these lawsuits would materially adversely affect our business, results of operations, or financial condition. In addition, given our financial condition and that we do not have insurance to offset the cost of litigation, the costs of defending one or more of these lawsuits will likely adversely affect our financial condition. We cannot estimate the loss or range of loss that may be reasonably possible for any of the contingencies described and accordingly have not recorded any associated liabilities in our consolidated balance sheets. We accrue legal costs when incurred.

Beginning on November 4, 2004, Navtej S. Bhandari, Marc Cherbonnier, Abraham Goldberg and Frank Oravec filed four separate complaints purporting to be class actions in the United States District Court for the

Northern District of California alleging that we and certain of our current or former officers and/or directors, Adya S. Tripathi, David P. Eichler and Graham K. Wright, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Plaintiffs purport to represent a putative class of stockholders who purchased or otherwise acquired our securities between January 29, 2004 and October 22, 2004. The complaints contain various allegations, including that we made materially false and misleading statements with respect to our financial results and with respect to our business, prospects and operations in our filings with the SEC, press releases and other disclosures. The complaints seek unspecified compensatory damages, attorneys’ fees, expert witness fees, costs and such other relief as may be awarded by the Court.

On December 22, 2004, the Court entered a stipulation and order consolidating all of these complaints. On January 4, 2005 plaintiffs filed motions for the appointment of lead plaintiff and on January 28, 2005 the Court entered an Order adjudicating these motions and appointing Robert Poteet as the sole lead plaintiff. Under the current schedule, the plaintiff must file a consolidated complaint on or before March 29, 2005 and defendants must respond to this complaint on or before May 13, 2005.

On December 7, 2004, plaintiff Mildred Lyon filed a purported derivative action in Santa Clara Superior Court against us and certain of our current or former officers and/or directors, including Adya S. Tripathi, David P. Eichler, Graham K. Wright, A.K. Acharya, Andy Jasuja and Y.S. Fu. This complaint appears to be based upon the same facts and circumstances as the federal class actions and makes the following claims: violation of Section 25402 of the California Corporations Code, breach of fiduciary duty and misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. On this basis, the complaint seeks unspecified compensatory damages, treble damages under Section 25502.5(a) of the California Corporations Code, extraordinary equitable and/or injunctive relief, restitution and disgorgement, attorneys’ fees, expert witness fees, costs and such other relief as may be ordered by the Court. On December 27, 2004, the Court entered a stipulation and order extending the time for us to respond to the purported derivative complaint to February 23, 2005.

As previously disclosed in our current report on Form 8-K dated October 18, 2004 and filed on October 22, 2004, in October 2004, our former independent registered public accountants, BDO Seidman LLP (“BDO”), provided our Audit Committee with a letter citing what BDO asserted are two “material weaknesses” over our internal financial controls: one regarding the lack of effectiveness of our Audit Committee and the other regarding the lack of controls in place to estimate distributor returns in accordance with SFAS No. 48. Following discussions with our employees, representatives of BDO further orally advised us that BDO had concerns regarding the appropriate accounting for approximately $1.3 million of product that, upon our inquiries, one of our distributors, Macnica (the “Distributor”), reported had been returned to the Distributor by the Distributor’s customers (the “Product Return”). In response to both the letter and the verbal comments, the Audit Committee instructed our Chief Financial Officer to investigate this matter and report the findings to the Audit Committee. As a result of the litigation matters referenced above, we retained outside litigation counsel to represent us in responding to the aforementioned complaints. In addition, the Audit Committee and the Chief Financial Officer directed litigation counsel to further conduct an internal investigation into the verbal concerns raised by BDO regarding the Product Return. Separately, the Audit Committee, with the assistance of our Chief Financial Officer investigated BDO’s assertion regarding the lack of controls in place to estimate distributor returns.

The Audit Committee received an initial report from our litigation counsel on findings of the internal investigation on January 21, 2005 and requested additional investigation by litigation counsel. On January 25, 2005, litigation counsel made a supplemental report on the findings of the internal investigation to date. Following the presentation of such report, including discussion of the findings of the forensic accountant hired by the litigation counsel with the approval of the Audit Committee, the Audit Committee concluded that our Country Manager for the Japan Sales Office (who is no longer employed with us) agreed in an arrangement outside the formal paperwork of the transactions underlying the Product Return that the Distributor could return the products back to us at the Distributor’s discretion.

The Audit Committee investigation and discussion included a review of our compliance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements” (“SAB 104”) as applied to the circumstances surrounding the Product Return. Under SAB 104, a requirement for revenue recognition is that all of the following criteria must be met: (1) there is persuasive evidence that an arrangement exists, (2) delivery of goods has occurred, (3) the sales price is fixed or determinable, and (4) collectibility is reasonably assured. In addition, pursuant to our revenue recognition policy, for sales to distributors, we defer recognition of revenue until such time that the distributor sells products to its customers based upon receipt of point-of-sales reports from the distributor. In limited circumstances, revenue may be recognized when sold to a distributor if the distributor acknowledges in writing that there is no right of return and such sale also otherwise meets the SAB 104 requirements. The internal investigation revealed that approximately $1.4 million of a sale of our product to the Distributor did not meet the foregoing criteria because a former employee of ours had agreed that the Distributor could return the product at the Distributor’s discretion, which forms the basis of the restatement described below. This former employee had on this occasion agreed to a term of sale that was outside of our standard practices and was not referenced in the documentation related to the sale submitted to our finance department. Given the discovery of this arrangement for the Distributor to return the product, the Audit Committee concluded on January 25, 2005 that we should restate certain financial information that was previously reported in our Form 10-Q for the quarter ended June 30, 2004 filed with the Securities and Exchange Commission on August 6, 2004 (the “Restatement”). For more information regarding the Restatement, please see Note 9 to our consolidated financial statements, “Supplementary Financial Information.” In addition, the Audit Committee approved certain changes to our internal controls over financial reporting as an additional remedial action in response to the report of the litigation counsel and its forensic accountant and to the report by our Chief Financial Officer. For more information regarding these changes, please see Item 9A, “Controls and Procedures.” The Audit Committee is continuing its internal investigation and continues to monitor this situation and will consider and implement additional remedial actions it deems necessary.

On or about November 9, 2004, the U.S. Securities and Exchange Commission (the “SEC”) requested that we voluntarily produce documents responsive to certain document requests in the investigation entitled In the Matter of Tripath Technology, Inc. The SEC generally has requested information concerning the facts and circumstances surrounding our October 22, 2004 press release and related accounting matters. We have produced documents and are continuing to produce documents in response to the SEC’s requests. We have cooperated with the SEC in its review of these matters.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	2004		2003
	High	Low	High	Low
First Quarter	$8.65	$4.06	$0.31	$0.22
Second Quarter	$4.93	$2.04	$0.89	$0.17
Third Quarter	$3.29	$1.09	$5.01	$0.77
Fourth Quarter	(1)	(1)	$7.02	$3.20

(1)	Since this Transition Report on Form 10-K/T covers the nine months ended September 30, 2004, no 2004 fourth quarter information is included.

We have not declared or paid any cash dividends on our capital stock since our inception. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. As of January 21, 2005 there were 262 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

ITEM 6.	SELECTED FINANCIAL DATA

On November 14, 2004, Tripath’s Board of Directors approved a change in Tripath’s fiscal year end from December 31 to September 30, effective beginning September 30, 2004. All references in this Form 10-K/T to the period ended September 30, 2004 or to 2004 refer to the nine months ended September 30, 2004. The following selected historical information has been derived from the audited consolidated financial statements of Tripath. The financial information as of September 30, 2004 and December 31, 2003 and for the nine months ended September 30, 2004 and the year ended December 31, 2003 and 2002 are derived from, and are qualified by reference to, our audited consolidated financial statements and are included elsewhere in this Transition Report on Form 10-K/T. The financial information as of September 30, 2003 and for the nine months then ended is unaudited. The financial information as of December 31, 2002, 2001 and 2000 and for each of the two years in the period ended December 31, 2001 are derived from audited financial statements not included in this report. The following Selected Financial Data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” included elsewhere in this Transition Report on Form 10-K/T. The historical results are not necessarily indicative of the results of operations to be expected in the future. The interim statement of operations for the nine months ended September 30, 2003 is unaudited and, in the opinion of management, reflects all adjustments consisting of normal recurring adjustments necessary for a fair statement of the results of operations for the nine months ended September 30, 2003.

	Nine Months Ended September 30, 2004	Year Ended December 31,				Nine Months Ended September 30, 2003
		2003	2002	2001	2000
		(In thousands, except per share amounts)				(Unaudited)
Statement of Operations Data:
Revenue	$9,421	$13,891	$16,227	$13,541	$9,300	$9,765
Cost of revenue	7,574	9,467	13,517	11,948	11,347	6,941
Provision for excess inventory	4,316	243	4,977	—	—	—

Gross profit (loss)	(2,469)	4,181	(2,267)	1,593	(2,047)	2,824

Operating expenses:
Research and development	5,521	6,874	11,650	19,913	26,074	5,205
Selling, general and administrative	3,556	4,544	5,557	8,664	14,772	3,462
Restructuring and other charges	—	—	—	684	—	—

Total operating expenses	9,077	11,418	17,207	29,261	40,846	8,667

Loss from operations	(11,546)	(7,237)	(19,474)	(27,668)	(42,893)	(5,843)
Interest and other income (expense), net	(26)	22	160	687	1,626	14

Net loss	(11,572)	(7,215)	(19,314)	(26,981)	(41,267)	(5,829)
Accretion on preferred stock	—	—	(14,952)	—	—	—

Net loss applicable to common stockholders	$(11,572)	$(7,215)	$(34,266)	$(26,981)	$(41,267)	$(5,829)

Basic and diluted net loss per share	$(0.25)	$(0.17)	$(0.88)	$(1.00)	$(2.34)	$(0.14)

Number of shares used to compute basic and diluted net loss per share	46,541	41,993	38,823	27,009	17,625	41,677

	September 30, 2004	December 31,				September 30, 2003
		2003	2002	2001	2000
Balance Sheet Data:
Cash, cash equivalents, short-term investments and restricted cash	$7,339	$9,612	$10,598	$5,097	$36,515	$9,088
Working capital	6,925	11,157	13,711	12,854	36,160	10,997
Total assets	14,147	19,468	20,685	22,160	47,111	16,969
Long term obligations, net of current portion	571	1,215	933	262	—	1,157
Total stockholders’ equity	8,151	11,920	15,436	15,347	40,088	11,590

No dividends have been paid or declared since our inception.

Restatement of Certain Financial Information Previously Reported in our Form 10-Q for the Quarter Ended June 30, 2004

Following the receipt of the report of our litigation counsel, including discussion of the findings of the forensic accountant hired by our litigation counsel and approved by our Audit Committee on January 25, 2005, the Audit Committee determined to restate certain financial information previously reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004. The revised financial information is unaudited. See Item 3, “Legal Proceedings,” and Note 9 of the Consolidated Financial Statements for additional information concerning the Audit Committee’s investigation and the Restatement.

We have not amended our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, which is affected by the Restatement. The information that has been previously filed or otherwise reported for such periods is superceded by the information contained in this Transition Report on Form 10-K/T, and the financial statements and related financial information contained in such prior report should no longer be relied upon.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the “Selected Financial Data” and the financial statements and notes thereto included in this Transition Report on Form 10-K/T. Historical operating results are not necessarily indicative of results that may occur in future periods. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under “Risk Factors” and elsewhere in this Transition Report on Form 10-K/T. We undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

Overview

We design and sell digital amplifiers based on our proprietary Digital Power Processing (DPP®) technology. We currently supply amplifiers for audio electronics applications, as well as amplifiers for DSL applications. We were incorporated in July 1995, began shipping products in the first quarter of 1998 and became a public reporting company in August 2000. We incurred net losses of approximately $11.6 million in 2004, $7.2 million in 2003, and $19.3 million in 2002 (before charge for beneficial conversion of $14.9 million). We expect to continue to incur net losses in 2005, and possibly beyond. On November 14, 2004 we changed our fiscal year-end from December 31 to September 30, effective as of September 30, 2004.

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

Revenue Recognition: We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”. We recognize revenue when all of the following criteria are met: 1) there is persuasive evidence that an arrangement exists, 2) delivery of goods has occurred, 3) the sales price is fixed or determinable, and 4) collectibility is reasonably assured. The following policies apply to our major categories of revenue transactions. Sales to OEM Customers: Under our standard terms and conditions of sale, title and risk of loss transfer to the customer at the time product is delivered to the customer, FOB shipping point, and revenue is recognized accordingly. We accrue the estimated cost of post-sale obligations, including product warranties or returns, based on historical experience. We have experienced minimal warranty or other returns to date. Sales to Distributors: We provide our distributors certain incentives such as stock rotation, price protection, and other offerings. As a result of these incentives, we defer recognition of revenue until such time that the distributor sells product to its customer based upon receipt of point-of-sale reports from the distributor. In limited circumstances, revenue may be recognized when sold to a distributor if the distributor acknowledges in writing that there is no right of return and the sale otherwise meets the SAB 104 criteria.

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

Inventories: Inventories are stated at the lower of cost or market. This policy requires us to make estimates regarding the market value of our inventory, including an assessment of excess or obsolete inventory. We determine excess and obsolete inventory based on an estimate of the future demand and estimated selling prices for our products within a specified time horizon, generally 12 months. The estimates we use for expected demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. In addition to current inventory of $3.8 million, we have inventory purchase commitments of approximately $0.9 million. Our inventory and purchase commitments are based on expected demand and not necessarily built for firm purchase commitments for our customers. Because of the required delivery lead time, we need to carry a high level of inventory in comparison to past sales. Actual demand and market conditions may be different from those projected by our management. If our unit demand forecast is less than our current inventory levels and purchase commitments, during the specified time horizon, or if the estimated selling price is less than our inventory value, we will be required to take additional excess inventory charges or write-downs to net realizable value which will decrease our gross margin and net operating results in the future. During the quarter ended March 31, 2002, we recorded a provision for excess inventory of approximately $5 million related to excess inventory for our TA2022 product as a result of a decrease in forecasted sales for this product. In 2004, we increased the inventory reserves from $4.9 million to $9.2 million to account for slow moving, excess, and obsolete inventory.

Change in Year End: On November 14, 2004, our Board of Directors approved a change in our fiscal year end from December 31 to September 30, effective as of September 30, 2004.

Results of Operations

Nine Months Ended September 30, 2004, and 2003 (unaudited) and Years Ended December 2003, and 2002

Revenue. Revenues for the nine month transition period ended September 30, 2004 were $9.4 million, a decrease of $4.5 million or 32% from revenues of $13.9 million for the twelve months ended December 31, 2003. Revenues for the nine months ended September 30, 2003 were $9.8 million. In addition to the decrease in revenue attributable to the shorter fiscal period, the decrease in revenues for the nine months ended September 30, 2004 as compared to the twelve months ended December 31, 2003 was primarily due to decreases in sales of our TA1101, TA2024 and TA2020, partially offset by increases in sales of our TLD4012 product reflecting increased sales of DSL line drivers. Revenues for the nine months ended September 30, 2004 are stated net of a $1.3 million sales return. Revenues for fiscal year 2003 decreased by $2.3 million or 14% from revenues of $16.2 million for fiscal year 2002. The decrease in revenues was primarily due to decreases in sales of our TA2022, TA3020 and TK2050 products, reflecting lower sales of low margin home theater products in the China market and decreased demand from Apple Computer, partially offset by increases in sales of our TLD4012 and TA2024 products reflecting increased sales of DSL line drivers and digital audio amplifier products in the flat panel TV and gaming vertical markets.

Our top five end customers accounted for 59% of revenue in 2004 versus 68% and 67% in 2003 and 2002 respectively. Our primary customers in 2004 were Alcatel, Kyoshin Technosonic Co., Ltd. (KTS) and JVC representing 19%, 15% and 11% of revenue, respectively. In 2003, our primary customers were Kyoshin Technosonic Co., Ltd. (KTS), Samsung Electronics Co., Ltd. (“Samsung”), and Apple Computer Inc. (“Apple”) representing 24%, 18% and 15% of revenue, respectively. Apple and Apex Digital Inc. were our top two customers in 2002, representing 31% and 19% of revenue, respectively. One of our distributors, Macnica, Inc. and its affiliates, accounted for 69%, 41% and 10% of total revenues for the nine months ended September 30, 2004, and the years ended December 31, 2003 and December 31, 2002, respectively.

Gross Profit (Loss). Gross loss for the nine months ended September 30, 2004 was $2.5 million compared to a gross profit of $4.2 million for fiscal year 2003 and a gross loss of $2.3 million for fiscal year 2002. Gross profit for the nine months ended September 30, 2003 was $2.8 million. The gross loss for the nine months ended September 30, 2004 was primarily due to a net increase of $4.3 million in inventory reserves for slow moving, excess and obsolete inventory. The gross loss for fiscal year 2002 was primarily due to a reserve of $5.0 million for excess inventory during the first quarter of 2002. The inventory charge, related to excess inventory for our TA2022 product, was based on a decline in forecasted sales for this product. As yet, we have been unable to sell this product.

Research and Development. Research and development (R&D) expenses for the nine months ended September 30, 2004 were $5.5 million, a decrease of $1.4 million or 20% from R&D expenses of $6.9 million for fiscal year 2003. Research and development expenses for the nine months ended September 30, 2003 were $5.2 million. The increase in R&D expenses for the corresponding nine-month periods was due to an increase in personnel costs as a result of increased headcount and an increase in product development expenses. The decrease in R&D expenses from $11.7 million in fiscal year 2002 to $6.9 million in fiscal year 2003 was due to lower personnel related costs, lower product development costs, and lower rent and insurance expenses. We anticipate that our R&D expenses will increase in fiscal 2005.

Selling, General and Administrative Expenses. Selling, general and administrative (S,G&A) expenses for the nine months ended September 30, 2004 were $3.6 million, a decrease of $0.9 million or 20% from S,G&A expenses of $4.5 million in fiscal year 2003. Selling, general and administrative expenses for the nine months ended September 30, 2003 were $3.5 million. The increase in S,G&A expenses for the corresponding nine-month periods was primarily due to a slight increase in headcount and related costs. S,G&A expenses decreased from $5.6 million in fiscal year 2002 to $4.5 million in fiscal year 2003. The decrease in S,G&A expenses was primarily due to decreased headcount and related costs and lower expenses related to rent, insurance and bad debts. We anticipate that our S,G&A expenses will increase in fiscal 2005, including expenses for legal and financial compliance costs related to the Sarbanes-Oxley Act of 2002, ongoing litigation costs and increased insurance costs as a result of obtaining a new Directors and Officers Liability Insurance policy.

Interest and Other Income (Expense), net. Net interest expense for 2004 was $26,000, compared with net interest income of $22,000 for 2003 and net interest income of $160,000 for 2002. This change from interest income to interest expense is a result of additional leases and the decrease in our average cash balances.

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

Income Taxes. We have incurred no income tax expense to date. As of September 30, 2004, we had available federal net operating loss carryforwards of approximately $115 million and state net operating loss carryforwards of approximately $35 million. We also had research and development tax credit carryforwards of approximately $5 million for federal and state purposes. The net operating loss and credit carryforwards will expire at various times through 2025. As of September 30, 2004, we had deferred tax assets of approximately $51 million which consisted primarily of net operating loss carryforwards, research and development tax credit carryforwards and nondeductible reserves and accruals. We have recorded a full valuation allowance against these deferred tax assets. Deferred tax assets will be recognized in future periods only as any taxable income is realized and consistent profits are reported.

Liquidity and Capital Resources

Since our inception, we have financed our operations through the private sale of our equity securities, primarily the sale of preferred stock, through our initial public offering on August 1, 2000, through a private placement in January 2002 and a financing in August 2004. The January 2002 private placement included warrants whereas no warrants were issued in connection with the August 2004 financing. Net proceeds to us as a result of our initial public offering, our 2002 private placement and our 2004 financing were approximately $45.4 million, $19.9 million and $5.0 million respectively. In addition we received $5.4 million from the exercise of warrants issued in connection with the 2002 private placement.

Net cash used in operating activities increased by $4.9 million from $4.1 million for the year ended December 31, 2003 to $9.0 million for the nine months ended September 30, 2004. The increase was mainly due to an increase in the net loss of $4.4 million, and a decrease in accounts payable of $1.2 million, partially offset by an increase in the provision for excess inventory of $4.3 million. Net cash used for operating activities during the year ended December 31, 2002 was $13.0 million, the majority of which was attributable to the net loss of $19.3 million, partially offset by a provision of $5 million for excess inventory.

Cash used in investing activities was $707,000 for the nine months ended September 30, 2004 compared with $487,000 for the year ended December 31, 2003. The change was primarily due to an increase in purchase of property and equipment. In 2002 our investing activities used cash in the amount of $201,000.

Cash provided by financing activities increased by $4.0 million from $3.4 million for the year ended December 31, 2003 to $7.4 million for the nine months ended September 30, 2004. The higher amount of cash provided by financing activities in 2004 was primarily due to the proceeds of $5 million received from the August 2004 financing. In 2002, our financing activities provided cash in the amount of $19.4 million, the majority of which was derived from a private placement completed in January 2002 which raised gross proceeds of $21 million.

On July 12, 2002, we entered into a credit agreement with a financial institution that provided for a one-year revolving credit facility in an amount of up to $10 million, subject to certain restrictions in the borrowing base based on eligibility of receivables. The credit agreement expired on June 30, 2003 and was not renewed.

The credit agreement was used to issue stand-by letters of credit totaling $1.7 million to collateralize our obligations to a third party for the purchase of inventory and to provide a security deposit for the lease of new office space. Upon the expiration of the credit agreement on June 30, 2003, we entered into a Pledge and Security Agreement to provide a security interest in a money market account in the amount of $0.7 million for the standby letters of credit. In March 2004 we canceled the standby letters of credit and then reissued them using a different financial institution, entering into a Security Agreement to collateralize the standby letters of credit which totaled $0.7 million at September 30, 2004.

During the year ended December 31, 2003, warrants issued in connection with the 2002 private placement were exercised which resulted in the issuance of 1,896,226 shares of our common stock with proceeds totaling approximately $3.1 million. The warrants issued to the placement agent were exercised on a cashless net issuance basis resulting in 300,438 shares of our common stock being issued to the placement agent.

The warrant agreement contained a provision for the mandatory exercise of the warrants if our common stock traded at $5.85 or higher for 20 out of 30 trading days. At the close of business on January 2, 2004 our common stock had traded at $5.85 or higher for 20 consecutive days and we were able to invoke the provision for the mandatory exercise of all outstanding warrants issued in connection with the January 2002 financing. All outstanding warrants were exercised in January 2004 resulting in the issuance of an additional 1.2 million shares of common stock. We received proceeds of approximately $2.3 million from the exercise of these warrants in January 2004.

In August 2004, we completed a financing in which we raised gross proceeds of $5 million through financing of 2,500,000 shares of common stock at a price of $2.00 per share.

Our total commitments on our operating and capital leases and inventory purchases as of September 30, 2004, were as follows (in thousands):

Year Ending September 30,	Operating Leases	Capital Leases	Inventory Purchase Commitments (1)	Totals
2005	$1,154	$720	$1,782	$3,656
2006	1,036	86	—	1,122
2007	536	21	—	557
2008	—	—	—	—
2009 and beyond	—	—	—	—

	$2,726	827	$1,782	$5,335

Less: amount representing interest		(63)

Present value of minimum lease payments		764
Less: current portion of capital lease obligations		(664)

Long-term capital lease obligations		$100

(1)	These purchase orders may only be cancelled if the foundry has not yet started production of the wafers to which the open purchase orders relate.

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

We have incurred substantial losses and have experienced negative cash flow since inception and have an accumulated deficit of $191.1 million at September 30, 2004. Beginning in August 2001, we instituted programs to reduce expenses including reducing headcount from 144 employees at the end of July 2001 to 56 employees at the end of December 2003 and reducing employees salaries by 10%. In September 2002 we relocated our headquarters which reduced rent expense and canceled our directors and officers liability insurance policy which reduced insurance expense. These actions resulted in significant cost savings in 2003. We reduced our cash used in operating activities from approximately $13 million in 2002 to approximately $4 million in 2003. However, for the nine month transition period ended September 30, 2004, cash used in operating activities increased to $9.1 million.

We, as well as certain of our directors and current and former officers have been named as defendants in certain legal proceedings described in this Transition Report on Form 10-K/T (see Item 3 “Legal Proceedings). We do not have third party insurance coverage for either the costs of defending these legal proceedings, including the costs of possible indemnification claims by the individual named defendants, or any potential settlement payments. The costs of defending or settling these legal proceedings will likely be significant. At this time we are not able to accurately estimate the costs of the defense or of a potential settlement, as the defendants were just served, but we believe that these costs will have a material adverse effect on our cash balances and will be another factor requiring the Company to raise additional funds.

During the nine months ended September 30, 2004, warrants were exercised which resulted in us receiving proceeds totaling approximately $2.3 million. In addition, in August 2004 we raised gross proceeds of $5 million through a financing. At September 30, 2004, we had working capital of $6.9 million, including unrestricted cash of $6.6 million.

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

Recent Accounting Pronouncements

In December 2003, the SEC issued Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), which codifies, revises and rescinds certain sections of SAB No. 101, Revenue Recognition, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB 104 did not have a material effect on our consolidated financial statements.

In December 2003, the Financial Accounting Standards Board (“FASB”) revised FASB Interpretation No. 46 (“FIN46 (R)”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 (R) requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from the other parties. FIN 46 (R) is effective for all new variable interest entities created or acquired after December 31, 2003. The adoption of this standard did not have a material impact on our consolidated financial statements, as we have no interest in any variable interest entities.

In December 2003, the FASB revised SFAS No. 132 (SFAS 132 (R)”). SFAS 132 (R), “Employers’ Disclosure about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No 87, 88 and 106”, requires additional disclosures to those in the original SFAS 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit post retirement plans. SFAS 132 (R) is effective for financial statements with fiscal years ending after December 15, 2003. The adoption of this standard did not have a material impact on our consolidated financial statements, as we do not offer pension or other postretirement benefits.

In March 2004, the Emerging Issues Task Force (EITF) issued EITF 03-1 “The Meaning of Other-Than-Temporary Impairment and its Application to certain Investments” (“EITF 03-1”). EITF03-1 provides guidance for evaluating whether an investment is other-than-temporarily impaired. The disclosure guidance was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004 whereas the recognition and measurement guidance has been deferred. The guidance provided by EITF 03-1 did not have a material impact on our consolidated financial statements, as we do not have any investments that are other-than-temporarily impaired.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4.” (“SFAS 151”). SFAS 151 amends ARB 43, Chapter 4 to clarify that “abnormal” amounts of idle freight, handling costs and spoilage should be recognized as current period charges. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 152 “Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB statements No. 66 and 67” (“SFAS 152”). SFAS 152 amends SFAS 66 and 67 to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. SFAS 152 is effective for financial statement for fiscal years beginning after June 15, 2005. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Non-monetary Assets—an amendment of APB opinion No. 29” (“SFAS 153”). SFAS 153 clarifies that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged, with a general exception for exchanges that have no commercial substance. SFAS 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

In December 2004, the FASB revised SFAS No. 123 (SFAS 123 (R)”). SFAS 123 (R), “Share-Based Payment”, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition. SFAS 123 (R) is effective for periods beginning after June 15, 2005. We are still evaluating the transition provisions allowed by SFAS 123 (R).

Risk Factors

Set forth below and elsewhere in this Transition Report and in the other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward looking statements contained in this Transition Report. Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this Transition Report and our other public filings.

We need to raise additional capital to continue to grow our business, which may not be available to us.

We incurred net losses of approximately $11.6 million for the nine months ended September 30, 2004, $7.2 million for the twelve months ended December 31, 2003 and $19.3 million (before accretion on preferred stock of $14.9 million) for the twelve months ended December 31, 2002. Because we have had losses, we have funded our operating activities to date from the sale of securities, including our most recent financings in August 2004 and January 2002 as well as from the proceeds from the related exercise of warrants issued in connection with the 2002 financing. However, to grow our business significantly and to fund additional losses, we will need additional capital. We cannot be certain that any such financing will be available on acceptable terms, or at all. Moreover, additional equity financing, if available, would likely be dilutive to the holders of our common stock, and debt financing, if available, would likely involve restrictive covenants. If we cannot raise sufficient additional capital, it would adversely affect our ability to achieve our business objectives and to continue as a going concern.

We have a history of losses and may never achieve or sustain profitability.

As of September 30, 2004, we had an accumulated deficit of $191.1 million. We incurred net losses of approximately $11.6 million for the nine months ended September 30, 2004, $7.2 million for the twelve months ended December 31, 2003 and $19.3 million (before accretion on preferred stock of $14.9 million) for the twelve months ended December 31, 2002. We may continue to incur net losses and these losses may be substantial. Furthermore, we may continue to generate significant negative cash flow in the future. We will need to generate substantially higher revenue to achieve and sustain profitability and positive cash flow. Our ability to generate future revenue and achieve profitability will depend on a number of factors, many of which are described throughout this section. If we are unable to achieve or maintain profitability, we will be unable to build a sustainable business. In this event, our share price and the value of your investment would likely decline and we might be unable to continue as a going concern.

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

Our quarterly operating results have fluctuated significantly in the past and are likely to continue to do so in the future. The many factors that could cause our quarterly results to fluctuate include, in part:

•	level of sales and recognition of revenue;

•	mix of high and low margin products;

•	availability and pricing of wafers;

•	timing of introducing new products, including, but not limited to, the introduction of new products based on the lower cost “Godzilla” architecture, lower cost versions of existing products, fluctuations in manufacturing yields and other problems or delays in the fabrication, assembly, testing or delivery of products;

•	rate of development of target markets; and

•	increases in inventory reserves associated with slow moving, excess or obsolete inventory.

A large portion of our operating expenses, including salaries, rent and capital lease expenses, are fixed. If we experience a shortfall in revenues relative to our expenses, we may be unable to reduce our expenses quickly enough to offset the reduction in revenues during that accounting period, which would adversely affect our operating results. Fluctuations in our operating results may also result in fluctuations in our common stock price. If the market price of our stock is adversely affected, we may experience difficulty in raising capital or making acquisitions. In addition, we may become the object of securities class action litigation, which occurred in late 2004. As a result, we do not believe that period-to-period comparisons of our revenues and operating results are necessarily meaningful. One should not rely on the results of any one quarter as an indication of future performance.

Our stock price may be subject to significant volatility.

The stock prices for many technology companies have recently experienced large fluctuations, which may or may not be directly related to the operating performance of the specific companies. For example, during the calendar year 2004, our Common Stock had closing sales prices on Nasdaq as low as $0.77 and as high as $8.20 per share. Broad market fluctuations as well as general economic conditions may cause our stock price to decline. We believe that fluctuations of our stock price may continue to be caused by a variety of factors, including:

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

Our sales are generally made pursuant to individual purchase orders that may be canceled or deferred by customers on short notice without significant penalty. Thus, orders in backlog may not result in future revenue. In the past, we have had cancellations and deferrals by customers. Any cancellation or deferral of product orders could result in us holding excess inventory, or result in obsolete inventory over time, which could seriously harm our profit margins and restrict our ability to fund our operations. For example, during the quarter ended September 30, 2004, we recorded a provision for slow moving, excess and obsolete inventory of approximately $4.3 million. Our inventory and purchase commitments are based on expected demand and not necessarily built for firm purchase commitments for our customers. Because of the required delivery lead time, we need to carry a high level of inventory in comparison to past sales. We recognize revenue upon shipment of products to the end customer, and, in the case of distributor sales, based upon receipt of point-of-sales report from the distributor. Although we have not experienced customer refusals to accept shipped products or material difficulties in collecting accounts receivable, such refusals or collection difficulties are possible and could result in significant charges against income, which could seriously harm our revenues and our cash flow.

We rely on a small number of customers and sales by distributors for most of our revenue and a decrease in revenue from these customers could seriously harm our business.

A relatively small number of customers have accounted for most of our revenues to date. Any reduction or delay in sales of our products to one or more of these key customers could seriously reduce our sales volume and revenue and adversely affect our operating results. Our top five end customers accounted for 59% of revenue in the transition period ended September 30, 2004 versus 68% and 67% in 2003 and 2002 respectively. Our primary end customers in 2004 were Alcatel, Kyoshin Technosonic Co., Ltd. (“KTS”) and JVC representing 19%, 15% and 11% of revenue, respectively. In 2003, our primary end customers were KTS, Samsung and Apple representing 24%, 18% and 15% of revenue, respectively. Apple and Apex Digital Inc. were our top two end customers in 2002, representing 31% and 19% of revenue, respectively. We expect that we will continue to rely on the success of our largest customers and on our success in selling our existing and future products to those customers in significant quantities. In addition, approximately 69% of our revenue in the transition period ended September 30, 2004 was from our largest distributor, Macnica. We cannot be sure that we will retain our largest customers (whether from inside sales or through our distributors) or that we will be able to obtain additional key customers or replace key customers we may lose or who may reduce their purchases.

We currently rely on sales of three products for a significant portion of our revenue, and the failure of these products to be successful in the future could substantially reduce our sales.

We currently rely on sales of our TA2024, TA2020 digital audio amplifier products and TLD4012 DSL line driver to generate a significant portion of our revenue. Sales of these products amounted to 72% of our revenue for the nine months ended September 30, 2004, 76% of our revenue for the twelve months ended December 31, 2003 and 68% of our revenue for the twelve months ended December 31, 2002. We have developed additional products and plan to introduce more products in the future, but there can be no assurance that these products will be commercially successful. Consequently, if our existing products are not successful, our sales could decline substantially.

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

We cannot guarantee success with regard to these factors. We introduced our lower cost “Godzilla” architecture products in January 2004 and began sampling them in certain customers’ products in mid-2004. However, we have not received design-wins for these products to date.

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

We currently obtain almost all of our manufacturing, assembly and test services from suppliers located outside the United States and may expand our manufacturing activities abroad. Approximately 94% of our total revenue for the nine months ended September 30, 2004, was derived from sales to end customers based outside the United States. In 2003 and 2002, 78% and 61%, respectively, of our total revenue was derived from sales to end customers based outside of the United States. In addition, we often ship products to our domestic customers’ international manufacturing divisions and subcontractors.

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

We are currently developing an amplifier product for use in the cellular phone market. This product is still in research and development and we currently have no design wins or customers for this product. We may not introduce our amplifier product for the cellular phone market on time, and this product may never achieve market acceptance. Furthermore, competition in this market is likely to result in price reductions, shorter product life cycles, reduced gross margins and longer sales cycles compared with what we have experienced to date with our other products.

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

We do not have third party insurance coverage to offset the cost of defending the pending securities class action and derivative litigation and, therefore, defending the litigation matters set forth in this Transition Report on Form 10-K/T will likely materially and adversely affect our financial condition.

Our financial condition will likely be materially adversely affected by the pendency of the litigation referenced in this Transitional Report on Form 10-K/T because we do not have third-party insurance coverage for either the costs of defending these lawsuits, including the costs of possible indemnification claims by the individual named defendants, or settling such litigation. We believe that the cost of defending or settling such litigation will have a material adverse effect on our cash balances and will be another factor requiring us to raise additional funds. In addition, these matters will require devotion of significant management resources which may also adversely affect our business operations.

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

Our business depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws to protect our proprietary technologies. We cannot be sure that such measures will provide meaningful protection for our proprietary technologies and processes. As of September 30, 2004, we had 38 issued United States patents, and 6 additional United States patent applications which are pending. In addition, we had 17 international patents issued and an additional 21 international patents pending. We cannot be sure that any patent will issue as a result of these applications or future applications or, if issued, that any claims allowed will be sufficient to protect our technology. In addition, we cannot be sure that any existing or future patents will not be challenged, invalidated or circumvented, or that any right granted thereunder would provide us meaningful protection. The failure of any patents to provide protection to our technology would make it easier for our competitors to offer similar products. In connection with our participation in the development of various industry standards, we may be required to agree to license certain of our patents to other parties, including our competitors, that develop products based upon the adopted standards.

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk of loss. Some of the securities that we may acquire in the future may be subject to market risk for changes in interest rates. To mitigate this risk, we plan to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, which may include commercial paper, money market funds, government and non-government debt securities. We manage the sensitivity of our results of operations to these risks by maintaining a conservative portfolio, which is comprised solely of highly-rated, short-term investments. We do not hold or issue derivative, derivative commodity instruments or other financial instruments for trading purposes. Currently we are exposed to minimal market risks. Due to the short-term and liquid nature of our portfolio, if interest rates were to fluctuate by 10% from rates at September 30, 2004 and December 31, 2003, our financial position and results of operations would not be materially affected.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Tripath Technology Inc.

San Jose, CA

We have audited the accompanying consolidated balance sheets of Tripath Technology Inc. and its subsidiary as of September 30, 2004 and December 31, 2003 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the nine months ended September 30, 2004 and year ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tripath Technology Inc. and its subsidiary as of September 30, 2004 and December 31, 2003 and the results of its operations and its cash flows for the nine months ended September 30, 2004 and year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

Stonefield Josephson, Inc.

San Francisco, California

December 17, 2004

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Tripath Technology Inc.

In our opinion, the accompanying consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the results of operations and cash flows of Tripath Technology Inc. and its subsidiary for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

San Jose, California

January 30, 2003

TRIPATH TECHNOLOGY INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2004	December 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$6,577	$8,951
Restricted cash	762	661
Accounts receivable, net of allowance for doubtful accounts of $50 at September 30, 2004 and December 31, 2003	1,019	2,041
Inventories, net	3,780	5,574
Prepaid expenses and other current assets	212	263

Total current assets	12,350	17,490
Property and equipment, net	1,674	1,897
Other assets	123	81

Total assets	$14,147	$19,468

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,908	$4,069
Current portion of capital lease obligations	664	513
Current portion of deferred rent	266	24
Accrued expenses	764	602
Deferred distributor revenue	823	1,125

Total current liabilities	5,425	6,333

Deferred rent	471	673

Capital lease obligations	100	542

	571	1,215

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 50,043,158 and 45,709,740 shares issued and outstanding at September 30, 2004 and December 31, 2003 respectively	49	45
Additional paid-in capital	199,333	191,656
Deferred stock-based compensation	(95)	(217)
Accumulated deficit	(191,136)	(179,564)

Total stockholders’ equity	8,151	11,920

Total liabilities and stockholders’ equity	$14,147	$19,468

The accompanying notes are an integral part of these consolidated financial statements.

TRIPATH TECHNOLOGY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Nine Months Ended September 30,	Year Ended December 31,
	2004	2003	2002
Revenue	$9,421	$13,891	$16,227
Cost of revenue	7,574	9,467	13,517
Provision for slow moving, excess and obsolete inventory	4,316	243	4,977

Gross profit (loss)	(2,469)	4,181	(2,267)

Operating expenses:
Research and development	5,521	6,874	11,650
Selling, general and administrative	3,556	4,544	5,557

Total operating expenses	9,077	11,418	17,207

Loss from operations	(11,546)	(7,237)	(19,474)
Interest and other income (expense), net	(26)	22	160

Net loss	(11,572)	(7,215)	(19,314)
Accretion on preferred stock	—	—	(14,952)

Net loss applicable to common stockholders	$(11,572)	$(7,215)	$(34,266)

Basic and diluted net loss per share	$(0.25)	$(0.17)	$(0.88)

Number of shares used to compute basic and diluted net loss per share	46,541	41,993	38,823

The accompanying notes are an integral part of these consolidated financial statements.

TRIPATH TECHNOLOGY INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common		Additional Paid-in Capital	Deferred Stock-based Compensation	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2001	27,259	$27	$154,675	$(1,272)	$(138,083)	$15,347

Issuance of common stock upon exercise of stock options	4	—	6	—	—	6
Issuance of common stock through the ESPP	65	—	90	—	—	90
Reversal of previously recognized compensation due to forfeitures	—	—	(1,465)	266	—	(1,199)
Amortization of deferred stock-based compensation	—	—		915	—	915
Issuance of common stock warrants	—	—	6,046	—	—	6,046
Beneficial conversion feature on issuance of preferred stock (Note 4)	—	—	13,545	—	—	13,545
Accretion on preferred stock	—	—	—	—	(14,952)	(14,952)
Conversion of preferred stock to common stock	13,999	14	14,938	—	—	14,952
Net Loss	—	—	—	—	(19,314)	(19,314)

Balance at December 31, 2002	41,327	41	187,835	(91)	(172,349)	15,436

Issuance of common stock upon exercise of stock options	660	—	498	—	—	498
Issuance of common stock upon exercise of warrants	1,896	2	3,111	—	—	3,113
Issuance of common stock through the ESPP	27	—	7	—	—	7
Issuance of restricted stock	1,800	2	322	—	—	324
Deferred stock-based compensation	—	—	—	(324)	—	(324)
Reversal of previously recognized compensation due to forfeitures	—	—	(117)	10	—	(107)
Amortization of deferred stock-based compensation	—	—	—	188	—	188
Net loss	—	—	—	—	(7,215)	(7,215)

Balance at December 31, 2003	45,710	45	191,656	(217)	(179,564)	11,920

Issuance of common stock upon exercise of stock options	535	1	345	—	—	346
Issuance of common stock upon exercise of warrants	1,211	1	2,347	—	—	2,348
Issuance of common stock through the ESPP	87	—	43	—	—	43
Issuance of common stock	2,500	2	4,998	—	—	5,000
Stock issuance costs	—	—	(56)	—	—	(56)
Amortization of deferred stock-based compensation	—	—	—	122	—	122
Net loss	—	—	—	—	(11,572)	(11,572)

Balance at September 30, 2004	50,043	$49	$199,333	$(95)	$(191,136)	$8,151

The accompanying notes are an integral part of these consolidated financial statements.

TRIPATH TECHNOLOGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(11,572)	$(7,215)	$(19,314)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	829	1,206	1,396
Loss on disposal of equipment	—	—	3
Allowance for doubtful accounts	—	—	700
Provision for slow moving excess and obsolete inventory	4,316	243	4,977
Stock-based compensation	122	81	(284)
Changes in assets and liabilities:
Accounts receivable	1,012	(570)	350
Inventories	(2,522)	(565)	729
Prepaid expenses and other assets	9	546	313
Accounts payable	(1,151)	1,674	(1,957)
Accrued expenses	162	(468)	27
Deferred distributor revenue	(302)	499	14
Deferred rent	40	502	—

Net cash used in operating activities	(9,057)	(4,067)	(13,046)

Cash flows from investing activities:
Sales of short-term investments	—	—	1,100
Restricted cash	(101)	(175)	(486)
Purchase of property and equipment	(606)	(312)	(840)
Sale of property and equipment	—	—	25

Net cash used in investing activities	(707)	(487)	(201)

Cash flows from financing activities:
Proceeds from issuance of preferred stock and warrants	—	—	19,591
Proceeds from issuance of common stock under ESPP and upon exercise of options	389	505	96
Issuance of common stock upon exercise of warrants	2,348	3,113	—
Issuance of common stock upon sale of sale of common stock, net of issuance costs	4,944	—	—
Principal payments on capital lease obligations	(291)	(225)	(325)

Net cash provided by financing activities	7,390	3,393	19,362

Net increase (decrease) in cash and cash equivalents	(2,374)	(1,161)	6,115
Cash and cash equivalents at beginning of year	8,951	10,112	3,997

Cash and cash equivalents at end of year	$6,577	$8,951	$10,112

Supplemental disclosure of cash flow information:
Interest	$(26)	$23	$69
Non-cash investing and financing activities:
Property and equipment acquired by capital lease	$—	$317	$677
Conversion of preferred stock into common stock	$—	$—	$14,952
Issuance of common stock warrants	$—	$—	$6,046

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

On November 14, 2004, Tripath’s Board of Directors approved a change in the Company’s fiscal year end from December 31 to September 30, effective as of September 30, 2004.

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

Liquidity

The Company’s consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred substantial losses and has experienced negative cash flow since inception and has an accumulated deficit of $191.1 million at September 30, 2004.

Beginning in August 2001, the Company instituted programs to reduce expenses including reducing headcount from 144 employees at the end of July 2001 to 56 employees at the end of December 2003 and reducing employees salaries by 10%. In September 2002 the Company relocated its headquarters which reduced rent expense and canceled its D&O policy which reduced insurance expense. These actions resulted in significant cost savings in 2003. The Company reduced its cash used in operating activities from approximately $13 million in 2002 to approximately $4 million in 2003. However, for the nine months ended September 30, 2004, cash used in operating activities increased to $9.1 million.

During 2003 warrants were exercised which resulted in the Company receiving proceeds totaling approximately $3.1 million. During 2004, the Company received proceeds of approximately $2.3 million from the exercise of outstanding warrants and $5 million from the sale of common stock. At September 30, 2004, the Company had working capital of $6.9 million, including cash of $7.3 million.

The Company will require more cash during 2005 to fund its operations and management believes that such additional cash requirements could be met by first obtaining additional financing or by taking measures to reduce operating expenses such as reducing headcount or canceling research and development projects. However, the Company may not be able to obtain additional funds on terms that would be favorable to its stockholders and the

Company, or at all. The Company’s long term prospects are dependent upon obtaining sufficient financing as needed to fund current working capital needs and future growth, and ultimately on achieving profitability.

The Company is aware that its existing working capital at September 30, 2004 may not be sufficient to meet its operating, working capital, investing and financing requirements for the next twelve months. The Company has not made any adjustment to its consolidated financial statements as a result of the outcome of the uncertainty described above.

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

Sales to Distributors: The Company provides its distributors certain incentives such as stock rotation, price protection, and other offerings. As a result of these incentives, the Company defers recognition of revenue until such time that the distributor sells product to its customer based upon receipt of point-of-sale reports from the distributor. In limited circumstances, revenue may be recognized when sold to a distributor if the distributor acknowledges in writing that there is no right of return and the sale otherwise meets the SAB 104 criteria.

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

The following table summarizes the Company’s cash and cash equivalents (in thousands):

	September 30, 2004	December 31, 2003
Cash and cash equivalents:
Cash	$942	$1,480
Money market funds	5,635	7,471

	$6,577	$8,951

At September 30, 2004 and December 31, 2003, the Company had $762,000 and $661,000 in restricted cash, respectively. The restricted cash represents monies held in a separate money market account that collateralize standby letters of credit that have been issued (see Note 7).

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

Concentration of credit risk and significant customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. Substantially all of the Company’s cash and cash equivalents are invested in highly-liquid money market funds. The Company sells its products through distributors and directly to original equipment manufacturers. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses, as considered necessary by management. Credit losses to date have been consistent with management’s estimates. During the nine months ended September 30, 2004 and years ended December 31, 2003 and 2002 the Company wrote-off bad debts which had previously been reserved totaling approximately $0, $295,000 and $622,000, respectively.

The following table summarizes sales to end customers comprising 10% or more of the Company’s total revenue for the periods indicated:

	% of Revenue for the Nine Months Ended September 30,	% of Revenue for the Year Ended December 31,
	2004	2003	2002
Customer A	19%	—	—
Customer B	15%	24%	—
Customer C	—	18%	—
Customer D	—	15%	31%
Customer E	—	—	19%
Customer F	11%	—	—

The Company’s accounts receivable were concentrated with five customers at September 30, 2004 representing 46%, 16%, 9%, 9% and 5% of aggregate gross receivables, five customers at December 31, 2003 representing representing 49%, 19%, 15%, 6% and 5% of aggregate gross receivables, and five customers at December 31, 2002 representing 17%, 16%, 14%, 14% and 14% of aggregate gross receivables.

Inventories

Inventories are stated at the lower of cost or market. This policy requires the Company to make estimates regarding the market value of the Company’s inventory, including an assessment of excess or obsolete inventory. The Company determines excess and obsolete inventory based on an estimate of the future demand and estimated selling prices for the Company’s products within a specified time horizon, generally 12 months. The estimates the Company uses for expected demand are also used for near-term capacity planning and inventory purchasing and are consistent with the Company’s revenue forecasts. Actual demand and market conditions may be different from those projected by the Company’s management. If the Company’s unit demand forecast is less than the Company’s current inventory levels and purchase commitments, during the specified time horizon, or if the estimated selling price is less than the Company’s inventory value, the Company will be required to take additional excess inventory charges or write-downs to net realizable value which will decrease the Company’s gross margin and net operating results in the future. During the quarter ended March 31, 2002, the Company recorded a provision for excess inventory of approximately $5 million related to excess inventory for the Company’s TA2022 product as a result of a decrease in forecasted sales for this product. In 2004, the Company increased the inventory reserves by an additional $4.3 million from $4.9 million to $9.2 million to account for slow moving, excess, and obsolete inventory.

Inventory purchase commitment losses

The Company accrues for estimated losses on non-cancelable purchase orders. The estimated losses result from anticipated future sale of products for sales prices less than the estimated cost to manufacture. Inventory purchase commitment losses accrued at September 30, 2004, December 31, 2003 and 2002 were $0, $0 and $38,000, respectively.

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

Furniture and fixtures	5 years
Software	Shorter of 3-5 years or term of license
Equipment	2-5 years

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

Comprehensive income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purposes financial statements. There was no difference between the Company’s net loss and its total comprehensive loss for the nine months ended September 30, 2004, and for the years ended December 31, 2003 and 2002.

Accounting for stock-based compensation

At September 30, 2004, the Company has two stock-based employee compensation plans, which are described more fully in Note 5. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost related to stock options is reflected in net income for the nine months ended September 30, 2004 and year ended December 31, 2003, and 2002 as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Nine Months Ended September 30,	Year Ended December 31,
	2004	2003	2002
Net loss applicable to common stockholders, as reported	$(11,572)	$(7,215)	$(34,266)
Total stock-based employee compensation expense included in the net loss, determined under the recognition and measurement principles of APB Opinion No. 25, net of related tax effects	122	81	(284)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,378)	(1,211)	(1,527)

Pro forma net loss applicable to common stockholders	$(13,828)	$(8,345)	$(36,077)

As reported	$(0.25)	$(0.17)	$(0.88)

Pro forma	$(0.30)	$(0.20)	$(0.93)

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

The fair value of options at the date of grant was estimated on the date of grant based on the method prescribed by SFAS No. 123. The following table summarizes the estimated fair value of options and assumptions used in the SFAS No. 123 calculations for stock option plans:

	Nine Months Ended September 30,	Year Ended December 31,
	2004	2003	2002
Estimated fair value	$1.12	$0.73	$0.14
Expected lives (in years)	5	5	5
Volatility	155%	157%	110%
Risk-free interest rate	3.29%	2.96%	3.83%
Dividend yield	—	—	—

The following table summarizes the estimated fair value of employees’ purchase rights and assumptions used in the SFAS No. 123 calculations:

	Nine Months Ended September 30,	Year Ended December 31,
	2004	2003	2002
Estimated fair value	$2.91	$0.15	$0.38
Expected lives (in years)	0.5	0.5	0.5
Volatility	155%	157%	110%
Risk-free interest rate	3.29%	2.96%	3.83%
Dividend yield	—	—	—

The following tables sets forth, for each of the periods presented, deferred stock-based compensation recorded and the amortization of deferred stock-based compensation (in thousands):

	Nine Months Ended September 30,	Year Ended December 31,
	2004	2003	2002
Deferred stock-based compensation	$—	$(324)	$(1,465)
Amortization of deferred stock-based compensation	122	188	915
Reversal of previously recognized compensation due to forfeitures	—	(107)	(1,199)

Unamortized deferred stock-based compensation at September 30, 2004 and December 31, 2003 was $95,000 and $217,000, respectively.

Stock-based compensation attributable to individuals that worked in the following functions is as follows (in thousands):

	Nine Months Ended September 30,	Year Ended December 31,
	2004	2003	2002
Manufacturing/operations (cost of revenues)	$—	$4	$23
Research and development	1	20	195
Selling, general and administrative	121	57	(502)

Total stock-based compensation	$122	$81	$(284)

Segment and geographic information

The Company has determined that it has one reportable business segment: the design, license and marketing of integrated circuits.

The following is a geographic breakdown of the Company’s sales by shipping destination for the following periods:

	Nine Months Ended September 30,	Year Ended December 31,
	2004	2003	2002
United States	$1,034	$909	$566
Japan	5,179	6,117	3,816
Singapore	142	522	3,097
Taiwan	222	1,325	2,615
China	1,424	797	3,666
Korea	—	3,146	—
Rest of world	1,420	1,075	2,467

	$9,421	$13,891	$16,227

Net property and equipment by country was as follows:

	September 30, 2004	December 31, 2003
United States	$891	$1,532
Korea	389	317
Malaysia	362	—
Japan	32	48

	$1,674	$1,897

Recent Accounting Pronouncements

In December 2003, the SEC issued Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), which codifies, revises and rescinds certain sections of SAB No. 101, Revenue Recognition, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB 104 did not have a material effect on the Company’s consolidated financial statements.

In December 2003, the Financial Accounting Standards Board (“FASB”) revised FASB Interpretation No. 46 (“FIN46 (R)”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 (R) requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from the other parties. FIN 46 (R) is effective for all new variable interest entities created or acquired after December 31, 2003. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements, as the Company has no interest in any variable interest entities.

In December 2003, the FASB revised SFAS No. 132 (SFAS 132 (R)”). SFAS 132 (R), “Employers’ Disclosure about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No 87, 88 and 106”, requires additional disclosures to those in the original SFAS 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit post retirement plans. SFAS 132 (R) is effective for financial statements with fiscal years ending after December 15, 2003. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements, as the Company does not offer pension or other postretirement benefits.

In March 2004, the Emerging Issues Task Force (EITF) issued EITF 03-1 “The Meaning of Other-Than-Temporary Impairment and its Application to certain Investments” (“EITF 03-1”). EITF03-1 provides guidance for evaluating whether an investment is other-than-temporarily impaired. The disclosure guidance was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004 whereas the recognition and measurement guidance has been deferred. The guidance provided by EITF 03-1 did not have a material impact on the Company’s consolidated financial statements, as the Company does not have any investments that are other-than-temporarily impaired.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4.” (“SFAS 151”). SFAS 151 amends ARB 43, Chapter 4 to clarify that “abnormal” amounts of idle freight, handling costs and spoilage should be recognized as current period charges. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not anticipate that the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 152 “Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB statements No. 66 and 67” (“SFAS 152”). SFAS 152 amends SFAS 66 and 67 to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. SFAS 152 is effective for financial statement for fiscal years beginning after June 15, 2005. The Company does not anticipate that the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Non-monetary Assets—an amendment of APB opinion No. 29” (“SFAS 153”). SFAS 153 clarifies that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged, with a general exception for exchanges that have no commercial substance. SFAS 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not anticipate that the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB revised SFAS No. 123 (SFAS 123 (R)”). SFAS 123 (R), “Share-Based Payment”, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition. SFAS 123 (R) is effective for periods beginning after June 15, 2005. The Company is still evaluating the transition provisions allowed by SFAS 123 (R).

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

The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share amounts):

	Nine Months Ended September 30,	Year Ended December 31,
	2004	2003	2002
Numerator:
Net loss applicable to common stockholders	$(11,572)	$(7,215)	$(34,266)

Denominator:
Weighted average common stock	46,541	41,993	38,823

Net loss per share:
Basic and diluted	$(0.25)	$(0.17)	$(0.88)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods presented (in thousands):

	Nine Months Ended September 30,	December 31,
	2004	2003	2002
Common stock options	11,418	8,501	7,535
Common stock under Employee Stock Purchase Plan	234	322	349
Common stock warrants	16	1,229	3,329
Restricted Stock	1,800	1,800	—

NOTE 3—BALANCE SHEET COMPONENTS (in thousands):

	September 30, 2004	December 31, 2003
Accounts receivable, net:
Accounts receivable	$1089	$2,101
Less: allowance for sales returns	(20)	(10)
Less: allowance for doubtful accounts	(50)	(50)

	$1,019	$2,041

Inventories, net:
Raw materials	$2,173	$1,692
Work-in-process	213	1,007
Finished goods	1,074	2,229
Inventory held by distributors	320	646

	$3,780	$5,574

Property and equipment, net:
Furniture and fixtures	$221	$221
Software	4,265	4,175
Equipment	4,749	4,233
Leasehold improvements	152	152

	9,387	8,781
Less: accumulated depreciation and amortization	(7,713)	(6,884)

	$1,674	$1,897

Property and equipment includes assets under capital leases and accumulated amortization of assets under capital leases of $1,853,000 and $1,217,000, respectively, at September 30, 2004 and $1,853,000 and $925,000, respectively, at December 31, 2003.

Accrued expenses:
Accrued compensation and related benefits	$260	$218
Accrued audit fees	123	95
Other accrued expenses	381	289

	$764	$602

NOTE 4—COMMON STOCK:

The Company’s Amended and Restated Articles of Incorporation authorize the Company to issue 100,000,000 shares of common stock. At September 30, 2004 and December 31, 2003, there were 50,043,158 shares and 45,709,740 shares, respectively, of common stock issued and outstanding.

The Company has reserved the following number of shares of common stock for future issuance (in thousands):

	September 30, 2004	December 31, 2003
Common stock warrants	16	1,229
Common stock under Employee Stock Purchase Plan	234	322
Common stock upon exercise of outstanding stock options	11,418	8,501

	11,668	10,052

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

In August 2004 the Company completed a financing through the sale of 2,500,000 shares of common stock at a price of $2.00 per share.

Stock Repurchase Program

In August 2002, the Company’s Board of Directors approved a Stock Repurchase Program and authorized the repurchase of up to one million shares of the Company’s common stock in the open market over the next year. No shares have been repurchased under the Stock Repurchase Program.

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

During the year ended December 31, 2003, warrants were exercised which resulted in the issuance of 1,896,226 shares of the Company’s common stock with proceeds to the Company totaling approximately $3.1 million. These amounts included the exercise of warrants issued to the placement agent on a cashless net issuance basis resulting in 300,438 shares of the Company’s common stock being issued to the placement agent.

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

During the nine months ended September 30, 2004 all the remaining warrants issued in connection with the 2002 private placement were exercised which resulted in the issuance of 1,211,000 shares of the Company common stock with proceeds to the Company totaling approximately $2.3 million in January 2004.

Restricted stock

In April 2003, the Company issued 1.8 million shares of restricted stock, pursuant to the 2000 Stock Plan. The Company determined the value of the restricted stock grant to be $324,000 by reference to the quoted market price at the time of issuance and is amortizing this amount over two years. Compensation expense related to the issuance of restricted stock was $122,000 and $108,000 for the nine months ended September 30, 2004 and year ended December 31, 2003, respectively.

NOTE 5—EMPLOYEE BENEFIT PLANS:

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

The following table summarizes stock option activity under the Company’s Stock Option Plans (in thousands, except per share data):

	Options Available for Grant	Options Outstanding
		Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 2001	4,641	7,117	$4.30
Granted	(3,282)	3,282	$0.19
Additional shares reserved	2,000	—	—
Canceled	2,860	(2,860)	$3.33
Exercised	—	(4)	$1.50

Balance at December 31, 2002	6,219	7,535	$2.88
Granted	(2,955)	2,955	$0.83
Grant of restricted stock	(1,800)	—	—
Additional shares reserved	2,000	—	—
Canceled	1,329	(1,329)	$2.53
Exercised	—	(660)	$0.72

Balance at December 31, 2003	4,793	8,501	$2.40
Granted	(3,975)	3,975	$1.61
Additional shares reserved	2,000	—	—
Canceled	523	(523)	$1.16
Exercised	—	(535)	$0.65

Balance at September 30, 2004	3,341	11,418	$2.25

Significant options groups outstanding at September 30, 2004 and related weighted average exercise prices and contractual life information are as follows:

	Options Outstanding			Options Vested and Exercisable
	Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price Per Share	Number Vested and Exercisable	Weighted Average Exercise Price Per Share
Range of Exercise Prices
$ 0.14-$ 0.21	2,153,497	6.8	$0.15	1,218,197	$0.15
$ 0.22-$ 2.50	7,061,968	8.1	$1.03	1,948,048	$0.89
$ 2.51-$ 4.50	965,054	7.5	$4.31	396,412	$4.48
$ 4.51-$ 8.00	169,665	4.3	$6.05	160,309	$6.022
$ 8.01-$12.00	995,952	5.0	$11.89	989,029	$11.89
$12.01-$19.88	66,562	5.1	$14.31	66,405	$14.30
$20.89-$22.35	5,000	6.0	$21.75	4,895	$21.75

	11,417,698	7.5	$2.25	4,783,295	$3.65

2000 Employee Stock Purchase Plan

In April 2000 the Company adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”) under which 500,000 shares of common stock have been reserved for issuance. Eligible employees may elect to withhold up to 15% of their salary to purchase shares of the Company’s common stock at a price equal to 85% of the market value of the stock at the beginning or ending of a six month offering period, whichever is lower. No more than 5,000 shares may be purchased by an eligible employee during any calendar year. The Purchase Plan will terminate in 2010. Under the Purchase Plan, 87,263, 27,184 and 64,606 shares were issued during the nine months ended September 30, 2004, and years ended December 31, 2003 and 2002.

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

NOTE 6—INCOME TAXES:

At September 30, 2004, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $115,000,000 and $35,000,000 respectively, which expire in varying amounts beginning in 2007 through 2025. In addition, the Company has credit carryforwards of approximately $5,200,000 for federal and state purposes. The federal and state carryforwards expire in varying amounts through 2025. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss and tax credit carryforwards may be impaired or limited in certain circumstances. Events which could cause limitations in the use of net operating loss and tax credit carryforwards that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three-year period.

Deferred taxes comprise the following (in thousands):

	September 30, 2004	December 31, 2003
Net operating loss carryforwards	$41,086	$38,108
Non-deductible reserves and accruals	5,113	2,433
Credit carryforwards	4,321	4,311
Capitalized research and development	2,934	2,849
Depreciation	427	226

Net deferred tax assets	53,881	47,927
Less: Valuation allowance	(53,881)	(47,927)

Net deferred tax assets	$—	$—

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

The income tax expense differed from the amounts computed by applying the statutory federal income tax rate of 34% to pretax income as a result of the following (in thousands):

	September 30, 2004	December 31, 2003
Federal tax at statutory rate	$(4,282)	$(2,393)
Amortization of intangibles	83	206
Net operating loss not benefited	4,147	2,144
Nondeductible expenses	8	8
Nondeductible stock compensation	44	35

Total income tax expense	$—	$—

NOTE 7—COMMITMENTS AND CONTINGENCIES:

Lease commitments

The Company leases office space and equipment under non-cancelable operating leases with various expiration dates through 2007. Rent expense for operating leases was as follows (in thousands):

	Nine Months Ended September 30, 2004	Year Ended December 31,
		2003	2002
Rent expense	$619	$837	$1,812

On July 18, 2002, the Company entered into a sublease agreement for the lease of new office space. Under the terms of the sublease agreement, commencing September 1, 2002 the Company became entitled to free rent until June 30, 2003. Subsequently, the Company will make monthly payments ranging from $0.65 per square foot to $1.35 per square foot until the sublease expires on March 31, 2007. As a result, the Company had $737,000 and $697,000 of deferred rent at September 30, 2004 and December 31, 2003, respectively. The Company’s lease for the old office space expired on November 30, 2002.

On November 30, 2003, the Company entered into a capital lease for test equipment. The lease has a term of 38 months and at the end of the lease the Company may purchase the test equipment for $1.00. The Company may also purchase the test equipment after 14 months for $166,000 or after 20 months for $133,000.

Future minimum lease payments under non-cancelable operating leases and capital leases are as follows (in thousands):

Year Ending September 30,	Operating Leases	Capital Leases
2005	$1,154	$720
2006	1,036	86
2007	536	21
2008	—	—
2009 and beyond	—	—

Total minimum lease payments	$2,726	827

Less: amount representing interest		(63)

Present value of minimum lease payments		764
Less: current portion of capital lease obligations		(664)

Long-term capital lease obligations		$100

Inventory purchase commitments

At September 30, 2004 the Company had open purchase orders for the purchase of inventory totaling approximately $1.8 million. These purchase orders may only be cancelled if the foundry has not yet started production of the wafers to which the open purchase orders relate.

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

The Company provides a limited warranty for up to one year for any defective products. During the nine months ended September 30, 2004 and year ended December 31, 2003 and 2002, warranty expense was insignificant. The Company has a reserve for warranty costs of $30,000, which has not changed in the past year.

In March 2004, the Company entered into a Security Agreement to provide collateral for outstanding standby letters of credit which totaled $0.7 million at September 30, 2004.

Pursuant to its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. To date, the Company has not incurred any costs in connection with these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2004. The Company is self-insured for these and similar claims. The lawsuits described below in Note 8 involve claims that may be covered by these indemnification agreements.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors and customers, its sublandlord and (ii) its agreements with investors. Under these provisions the Company has agreed to generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. To date, the Company has not incurred any costs in connection with these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2004.

NOTE 8—SUBSEQUENT EVENTS (LITIGATION):

The Company is a party to lawsuits in the normal course of its business. Litigation in general, and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict. The Company believes that it has defenses in each of the cases set forth below in which it is named as defendant and is vigorously contesting each of these matters. An unfavorable resolution of one or more of these lawsuits would materially adversely affect its business, results of operations, or financial condition. In addition, given the Company’s financial condition and that the Company does not have insurance to offset the cost of litigation, the costs of defending one or more of these lawsuits will likely adversely affect the Company’s financial condition. The Company cannot estimate the loss or range of loss that may be reasonably possible for any of the contingencies described and accordingly has not recorded any associated liabilities in its consolidated balance sheets. The Company accrues legal costs when incurred.

Beginning on November 4, 2004, Navtej S. Bhandari, Marc Cherbonnier, Abraham Goldberg and Frank Oravec filed four separate complaints purporting to be class actions in the United States District Court for the Northern District of California alleging that the Company and certain of its current or former officers and/or directors, Adya S. Tripathi, David P. Eichler and Graham K. Wright, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Plaintiffs purport to represent a putative class of stockholders who purchased or otherwise acquired the Company’s securities between January 29, 2004 and October 22, 2004. The complaints contain various allegations, including that the Company made materially false and misleading statements with respect to its financial results and with respect to its business, prospects and operations in the Company’s filings with the SEC, press releases and other disclosures. The complaints seek unspecified compensatory damages, attorneys’ fees, expert witness fees, costs and such other relief as may be awarded by the Court.

On December 22, 2004, the Court entered a stipulation and order consolidating all of these complaints. On January 4, 2005 plaintiffs filed motions for the appointment of lead plaintiff and on January 28, 2005 the Court entered an Order adjudicating these motions and appointing Robert Poteet as the sole lead plaintiff. Under the current schedule, the plaintiff must file a consolidated complaint on or before March 29, 2005 and defendants must respond to this complaint on or before May 13, 2005.

On December 7, 2004, plaintiff Mildred Lyon filed a purported derivative action in Santa Clara Superior Court against the Company and certain of its current or former officers and/or directors, including Adya S. Tripathi, David P. Eichler, Graham K. Wright, A.K. Acharya, Andy Jasuja and Y.S. Fu. This complaint appears to be based upon the same facts and circumstances as the federal class actions and makes the following claims: violation of Section 25402 of the California Corporations Code, breach of fiduciary duty and misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. On this basis, the complaint seeks unspecified compensatory damages, treble damages under Section 25502.5(a) of the California Corporations Code, extraordinary equitable and/or injunctive relief, restitution and disgorgement, attorneys’ fees, expert witness fees, costs and such other relief as may be ordered by the Court. On December 27, 2004, the Court entered a stipulation and order extending the time for the Company to respond to the purported derivative complaint to February 23, 2005.

As previously disclosed in our current report on Form 8-K dated October 18, 2004 and filed on October 22, 2004, in October 2004, our former independent registered public accountants, BDO Seidman LLP (“BDO”), provided our Audit Committee with a letter citing what BDO asserted are two “material weaknesses” over the Company’s internal financial controls: one regarding the lack of effectiveness of the Company’s Audit Committee and the other regarding the lack of controls in place to estimate distributor returns in accordance with SFAS No. 48. Following discussions with employees of the Company, representatives of BDO further orally advised the Company that BDO had concerns regarding the appropriate accounting for approximately $1.3 million of product that, upon the Company’s inquiries, one of the Company’s distributors, Macnica (the “Distributor”), reported had been returned to the Distributor by the Distributor’s customers (the “Product Return”). In response to both the letter and the verbal comments, the Audit Committee instructed the Company’s Chief Financial Officer to investigate this matter and report the findings to the Audit Committee. As a result of the litigation matters referenced above, the Company retained outside litigation counsel to represent the Company in responding to the aforementioned complaints. In addition, the Audit Committee and the Chief Financial Officer directed litigation counsel to further conduct an internal investigation into the verbal concerns raised by BDO regarding the Product Return. Separately, the Audit Committee, with the assistance of the Company’s Chief Financial Officer investigated BDO’s assertion regarding the lack of controls in place to estimate distributor returns.

The Audit Committee received an initial report from the Company’s litigation counsel on findings of the internal investigation on January 21, 2005 and requested additional investigation by litigation counsel. On January 25, 2005, litigation counsel made a supplemental report on the findings of the internal investigation to date. Following the presentation of such report, including discussion of the findings of the forensic accountant hired by the litigation counsel with the approval of the Audit Committee, the Audit Committee concluded that the Company’s Country Manager for the Japan Sales Office (who is no longer employed with the Company) agreed in an arrangement outside the formal paperwork of the transactions underlying the Product Return that the Distributor could return the products back to the Company at the Distributor’s discretion.

The Audit Committee investigation and discussion included a review of the Company’s compliance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements” (“SAB 104”) as applied to the circumstances surrounding the Product Return. Under SAB 104, a requirement for revenue recognition is that all of the following criteria must be met: (1) there is persuasive evidence that an arrangement exists, (2) delivery of goods has occurred, (3) the sales price is fixed or determinable, and (4) collectibility is reasonably assured. In addition, pursuant to the Company’s revenue recognition policy, for sales to distributors, the Company defers recognition of revenue until such time that the distributor sells products to its customers based upon receipt of point-of-sales reports from the distributor. In limited circumstances, revenue may be recognized when sold to a distributor if the distributor acknowledges in writing that there is no right of return and such sale also otherwise meets the SAB 104 requirements. The internal investigation revealed that approximately $1.4 million of a sale of the Company’s product to the Distributor did not meet the foregoing criteria because a former employee of the Company had agreed that the Distributor could return the product at the Distributor’s discretion, which forms the basis of the Restatement. This former employee had on this occasion agreed to a term of sale that was outside of the Company’s standard practices and was not referenced in the documentation related to the sale submitted to the Company’s finance department. Given the discovery of this arrangement for the Distributor to return the product, the Audit Committee concluded on January 25, 2005 that the Company should restate certain financial information that was previously reported in the Company’s Form 10-Q for the quarter ended June 30, 2004 filed with the Securities and Exchange Commission on August 6, 2004 (the “Restatement”). For more information regarding the Restatement, please see Note 9 to our consolidated financial statements, “Supplementary Financial Information.” In addition, the Audit Committee approved certain changes to the Company’s internal controls over financial reporting as an additional remedial action in response to the report of the litigation counsel and its forensic accountant and to the report by the Company’s Chief Financial Officer. For more information regarding these changes, please see Item 9A, “Controls and Procedures.” The Audit Committee is continuing its internal investigation and continues to monitor this situation and will consider and implement additional remedial actions it deems necessary.

On or about November 9, 2004, the U.S. Securities and Exchange Commission (the “SEC”) requested that the Company voluntarily produce documents responsive to certain document requests in the investigation entitled In the Matter of Tripath Technology, Inc. The SEC generally has requested information concerning the facts and circumstances surrounding the Company’s October 22, 2004 press release and related accounting matters. The Company has produced documents and is continuing to produce documents in response to the SEC’s requests. The Company has cooperated with the SEC in its review of these matters.

NOTE 9—SUPPLEMENTARY FINANCIAL INFORMATION (unaudited):

Summarized quarterly financial information for the nine months ended September 30, 2004 and years ended December 31, 2003 and 2002 is as follows (in thousands, except per share data):

2004

	First Quarter	Second Quarter Restated	Third Quarter
Net revenues	$4,166	$3,307	$2,218
Gross profit	$1,194	$422	$(4,085)
Operating loss	$(1,793)	$(2,608)	$(7,145)
Net loss	$(1,785)	$(2,648)	$(7,139)
Basic and diluted net loss per share	$(0.04)	$(0.06)	$(0.15)

2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$2,952	$3,139	$3,674	$4,126
Gross profit	$745	$919	$1,160	$1,357
Operating loss	$(2,479)	$(1,819)	$(1,545)	$(1,394)
Net loss	$(2,477)	$(1,816)	$(1,536)	$(1,386)
Basic and diluted net loss per share	$(0.06)	$(0.04)	$(0.04)	$(0.03)

2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$4,555	$6,052	$2,718	$2,902
Gross profit	$(3,999)	$810	$265	$657
Operating loss	$(9,355)	$(4,065)	$(3,162)	$(2,892)
Net loss	$(9,307)	$(4,013)	$(3,140)	$(2,854)
Accretion on preferred stock	$(14,952)	$—	$—	$—
Net loss applicable to common stockholders	$(24,259)	$(4,013)	$(3,140)	$(2,854)
Basic and diluted net loss per share	$(0.78)	$(0.10)	$(0.08)	$(0.07)

Nine months ended September 30, 2003 (unaudited)

Nine months ended September 30, 2003
Net revenues	$9,765
Gross profit (loss)	$(2,824)
Operating loss	$(5,843)
Net loss	$(5,829)
Basic and diluted net loss per share	$(0.14)

Restatement of Previously Reported Quarterly Financial Information

As a result of the internal investigation concerning the circumstances surrounding and appropriate accounting for approximately $1.4 million in product that, upon the Company’s inquiries, one of the Company’s distributors, Macnica (the “Distributor”), reported had been returned to the Distributor by the Distributor’s customers, on January 25, 2005 the Audit Committee of the Company’s Board of Directors determined that the Company restate certain financial information previously reported in the Company’s Form 10-Q for the quarter ended June 30, 2004. The restated financial information is unaudited. None of the adjustments set forth affect the amounts shown in our Consolidated Balance Sheet as of September 30, 2004 and the related Consolidated Statements of Operations, Stockholders’ Equity and Cash Flows for the nine months ended September 30, 2004. For additional discussion regarding the Audit Committee’s internal investigation and the circumstances surrounding the decision for the restatement, see “Item 3. Legal Proceedings.”

The following table provides a reconciliation of amounts previously reported in the Company’s Form 10-Q for the quarter ended June 30, 2004 with amounts previously adjusted for the restatement as a result of the Audit Committee’s investigation. In reviewing the restated Consolidated Statement of Operations for the three and six months periods ended June 30, 2004 and the Consolidated Balance Sheet at June 30, 2004, it should be taken into consideration that the restated financial information reflects unaudited adjustments.

Consolidated Statement of Operations (unaudited):

(in thousands, except per share data)

	Three Months Ended June 30, 2004				Six Months Ended June 30, 2004
	Previously Reported (1)	Restatement Adjustment		Restated Total	Previously Reported (1)	Restatement Adjustment		Restated Total
Revenue	$4,407	$(1,370	)(2)	$3,037	$8,573	$(1,370	)(2)	$7,203
Cost of revenue	3,222	(607	)(3)	2,615	6,194	(607	)(3)	5,587

Gross profit (loss)	1,185	(763)		422	2,379	(763)		1,616

Operating expenses:
Research and development	1,876	—		1,876	3,594	—		3,594
Selling, general and administrative	1,154	—		1,154	2,423	—		2,423

Total operating expenses	3,030	—		3,030	6,017	—		6,017

Loss from operations	(1,845)	(763)		(2,608)	(3,638)	(763)		(4,401)
Interest and other income (expense), net	(40)	—		(40)	(32)	—		(32)

Net loss	$(1,885)	$(763)		$(2,648)	$(3,670)	$(763)		$(4,433)

Basic and diluted net loss per share	$(0.04)			$(0.06)	$(0.08)			$(0.10)

Number of shares used to compute basic and diluted net loss per share	45,878			45,878	45,752			45,752

Consolidated Balance Sheet (unaudited) (in thousands):

	June 30, 2004
	Previously Reported (1)	Restatement Adjustment		Restated Total
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$5,485	$—		$5,485
Accounts receivable, net	2,746	—		2,746
Inventories	7,576	607	(3)	8,183
Prepaid expenses and other current assets	167	—		167

Total current assets	15,974	607		16,581
Property and equipment, net	1,761	—		1,761
Other assets	117	—		117

Total assets	$17,852	$607		$18,459

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,831	$—		$3,831
Current portion of capital lease obligations	531	—		531
Current portion of deferred rent	256	—		256
Accrued expenses	690	—		690
Deferred distributor revenue	767	1,370	(2)	2,137

Total current liabilities	6,075	1,370		7,445

Long term liabilities	795	—		795

Stockholders’ equity:
Common stock	47	—		47
Additional paid-in capital	194,304	—		194,304
Deferred stock-based compensation	(135)	—		(135)
Accumulated deficit	(183,234)	(763)		(183,997)

Total stockholders’ equity	10,982	(763)		10,219

Total liabilities and stockholders’ equity	$17,852	$607		$18,459

(1)	As previously reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(2)	Reflects the deferral of revenue of approximately $1.4 million relating to products subject to a right of return.

(3)	Reflects an increase in inventory in transit of $1.6 million relating to the inventory subject to a right of return by the Company’s Japanese distributor, partially offset by an increase in inventory reserves to fully reserve the TA2022 product subject to a right of return by the Japanese distributor.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 18, 2004, BDO Seidman, the independent accounting firm previously engaged as our auditing firm to audit our financial statements, resigned. The report of BDO Seidman on the financial statements for the fiscal year ended December 31, 2003 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle. The decision by BDO Seidman to terminate the client-auditor relationship was not recommended or approved by the audit committee of our board of directors.

In connection with its audit for the fiscal year ended December 31, 2003 and through October 18, 2004, there were no disagreements with BDO Seidman on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreements if not resolved to the satisfaction of BDO Seidman would have caused them to make reference thereto in their report on the financial statements for such years.

BDO Seidman’s letter to the Securities and Exchange Commission stating its agreement with the statements made in our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2004, which are not materially different than the statements made herein, is filed as an exhibit to such Current Report on Form 8-K.

On November 21, 2004, we engaged the services of Stonefield Josephson, Inc., as our new independent auditors for our nine months ended September 30, 2004. Our Board of Directors, with the recommendation of the Audit Committee of the Board of Directors, authorized and approved the engagement of Stonefield Josephson, Inc. In deciding to select Stonefield Josephson, Inc., the Audit Committee and our management considered auditor independence issues raised by commercial relationships we have or may have with certain accounting firms. With respect to Stonefield Josephson, Inc., we do not have any commercial relationship with Stonefield Josephson, Inc. that would impair its independence. During our two most recent fiscal years ended December 31, 2003, and the subsequent interim period through November 21, 2004, we did not consult with Stonefield Josephson, Inc regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

On April 10, 2003, PricewaterhouseCoopers LLP, the independent registered public accounting firm previously engaged as our auditing firm to audit our financial statements, resigned. The reports of PricewaterhouseCoopers LLP on the financial statements for the fiscal years ended December 31, 2001 and 2002 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle, except that the reports for each of the fiscal years ended December 31, 2001 and 2002 included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The decision by PricewaterhouseCoopers LLP to terminate the client-auditor relationship was not recommended or approved by the audit committee of our board of directors.

In connection with its audits for the fiscal years ended December 31, 2001 and 2002 and through April 10, 2003, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused them to make reference thereto in their report on the financial statements for such years. In connection with the audit for the fiscal year ended December 31, 2002, our then chief financial officer made certain public comments following the filing of Form 10-K/A on April 1, 2003 indicating management’s disagreement with PricewaterhouseCoopers LLP including in its audit report on our financial statements for the year ended December 31, 2002 a reference to the existence of substantial doubt regarding our ability to continue as a going concern. The audit committee of our board of directors did not discuss the subject matter of this disagreement with PricewaterhouseCoopers LLP. We have authorized PricewaterhouseCoopers LLP to respond fully to the inquiries of its successor accountant concerning the subject matter of such disagreement.

PricewaterhouseCoopers LLP’s letter to the Securities and Exchange Commission stating its agreement with the statements made in our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2003, which are not materially different than the statements made herein, is filed as an exhibit to such Current Report on Form 8-K.

On May 9, 2003, we engaged the services of BDO Seidman, LLP as our new independent auditors for our fiscal year ended December 31, 2003. Our Board of Directors, with the recommendation of the Audit Committee of the Board of Directors, authorized and approved the engagement of BDO Seidman. In deciding to select BDO Seidman, the Audit Committee and our management considered auditor independence issues raised by commercial relationships we have or may have with certain accounting firms. With respect to BDO Seidman, we do not have any commercial relationship with BDO Seidman that would impair its independence. During our fiscal years ended December 31, 2002 and 2001, and the subsequent interim period through May 9, 2003, we did not consult with BDO Seidman regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES

Controls Evaluation and Related CEO and CFO Certifications

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this Transition Report. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) and has allowed us to make conclusions, as set forth below, regarding the state of our disclosure controls and procedures.

Attached as exhibits to this Transition Report are certifications of the CEO and the CFO, which are required in accordance with Rule 13a-14 of the Exchange Act. This “Controls and Procedures” section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Transition Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, to allow timely decisions regarding required disclosure. Our disclosure controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the U.S. To the extent that components of our internal control over financial reporting are included within our disclosure controls, they are included in the scope of our quarterly controls evaluation.

Limitations on the Effectiveness of Controls

Management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be attained. Furthermore, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of controls can provide absolute assurance that all misstatements due to error or fraud, if any, may occur and not be detected on a timely basis. These inherent limitations include the possibility that judgments in decision-making can be faulty and that breakdowns can occur because of errors or mistakes. Our disclosure controls and procedures can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Furthermore, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Scope of the Controls Evaluation

The evaluation of our disclosure controls and procedures included a review of the controls’ objectives and design, the Company’s implementation of the controls and the effect of the controls on the information generated for use in this Transition Report. During the evaluation of our controls and procedures, we looked to identify data errors, control problems or acts of fraud and confirm that appropriate corrective action (including process improvements) was being undertaken. This evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the disclosure controls and procedures can be reported in our Quarterly Reports on Form 10-Q and to supplement our disclosures made in our Annual Report on Form 10-K. The overall goal of the evaluation activity is to monitor our disclosure controls and procedures, and to modify them as necessary. We intend to maintain our disclosure controls and procedures as a dynamic system that changes as conditions warrant.

We also considered whether our evaluation identified any “significant deficiencies” or “material weaknesses” in our internal control over financial reporting, and whether we identified any acts of fraud involving personnel with a significant role in our internal control over financial reporting. Emphasis was placed on this information as it was important both for the controls evaluation and because item 5 in the certifications of the CEO and CFO requires that they disclose that information to our Board of Director’s Audit Committee and to our independent auditors. In the professional auditing literature, “significant deficiencies” are defined as a control deficiency, or combination of deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s financial statements that is more than inconsequential will not be prevented or detected. Auditing literature defines “material weakness” as a “significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.”

As previously disclosed in our current report on Form 8-K dated October 18, 2004 and filed on October 22, 2004, in October 2004, our former independent registered public accountants, BDO Seidman LLP (“BDO”) provided our Audit Committee with a letter citing what BDO asserted are two “material weaknesses” over our internal financial controls: one regarding the lack of effectiveness of our Audit Committee and the other regarding the lack of controls in place to estimate distributor returns in accordance with SFAS No. 48. In response to this letter, we added an additional independent member to its Board of Directors and Audit Committee who the Board of Directors determined was an Audit Committee Financial Expert, as such term is defined under rules promulgated by the Securities and Exchange Commission. We believe that there is no material weakness regarding the effectiveness of its Audit Committee following the appointment of such new member. In addition, the Audit Committee instructed our Chief Financial Officer to conduct an internal investigation as to the verbal concerns raised by BDO regarding the appropriate accounting for approximately $1.3 million of product that, upon our inquiries, one of our distributors, Macnica (the “Distributor”) reported had been returned to the Distributor by the Distributor’s customers. As a result of the internal investigation concerning the circumstances surrounding and the appropriate accounting for approximately $1.4 million of product that, upon our inquiries, the Distributor reported had been returned to the Distributor by the Distributor’s customers, on January 25, 2005, the Audit Committee determined that we should restate certain financial information previously reported in our Form 10-Q for the quarter ended June 30, 2004.

Changes in Internal Control Over Financial Reporting

Following the end of the period covered by this Transitional Report on Form 10-K/T, we determined that certain changes were warranted in the Company’s internal control over financial reporting regarding the review of sales orders. As a result, we have implemented a requirement that our sales personnel, including those managing our distributor relationships, certify in writing to our finance department that all arrangements relating to sales transactions are contained in the operative sales agreement or related purchase order provided to our finance department. In addition, the point-of-sale reports from our distributors, which are used as part of our revenue recognition policies and indicate shipment by the distributor of our products, include attestation that there are no arrangements related to rights of return, pricing, discounting, or other marketing concessions that are not contained in the operative sales agreement or related purchase order for the sale transaction and that there is a corresponding valid purchase order from the end customer for the sale of the product that is the subject of the point-of-sale report. Going forward, before sales from distributors are recognized, the distributor will certify to the Company that the final sales agreement and/or invoice include all of the terms related to the sale and return of the Company’s products and that copies of such agreements and/or invoices are delivered to the Company at the same time as the order confirmation.

Conclusions

Based upon the evaluation of the effectiveness of our disclosure controls and procedures, our CEO and CFO have concluded that as of the end of the period covered by this Transitional Report, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be included in our Exchange Act reports, including this Transitional Report on Form 10-K/T, is made known to management, including the CEO and CFO, on a timely basis. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2004, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On December 13, 2004, the Board of Directors of the Company amended Section 3.2 of the Bylaws of the Company to increase the authorized number of directors from four members to five members.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a brief biography of each director of Tripath as of December 31, 2004.

Name	Age	Principal Occupation/Position Held With the Company
Dr. Adya S. Tripathi	52	President and Chief Executive Officer, Chairman of the Board
Mr. A.K. Acharya	48	President of HTL Co. Japan Ltd.
Mr. Andy Jasuja	54	Founder and Chairman of Sigma Systems Group
Mr. Y.S. Fu	56	President of Wyse Technology (Taiwan) Ltd.
Mr. Akifumi Goto	61	Chairman of Sanyo Semiconductor Corporation

Dr. Adya S. Tripathi founded Tripath and has served as our President, Chief Executive Officer and Chairman since our inception in 1995. Before founding Tripath, Dr. Tripathi held a variety of senior management and engineering positions with Advanced Micro Devices, Hewlett-Packard, International Business Machines (“IBM”), International Microelectronic Products (“IMP”), National Semiconductor and Vitel Communications. Dr. Tripathi holds Bachelor of Science and Master of Science degrees in Electrical Engineering from Banaras Hindu University in India. He pursued graduate work at the University of Nevada—Reno and the University of California—Berkeley, receiving his doctorate of philosophy in Electrical Engineering from the former in 1984. Dr. Tripathi has also taught at the University of California—Berkeley Extension.

Mr. A.K. Acharya has served as a director of Tripath since August 2002. Mr. Acharya is President of HTL Co. Japan Ltd, a software development company for semiconductor capital equipment, a position he has held since 1994. Mr. Acharya holds a Bachelor of Technology in Electrical Engineering from the Indian Institute of Technology in India and a Masters of Technology degree in Electrical Engineering—Control System and Instrumentation from the Institute of Technology, Banaras Hindu University in India.

Mr. Andy Jasuja has served as a director of Tripath since September 2002. Mr. Jasuja is the founder and Chairman of Sigma Systems Group, a provider of service management software for cable companies, a position he has held since 1994. Mr. Jasuja is an information technology professional with 27 years of experience in the software industry. Prior to founding Sigma, Mr. Jasuja spent several years in the banking and telecommunications industries in senior management and consulting roles. Mr. Jasuja holds a Bachelors degree in Electrical Engineering from the Institute of Technology in Varansi, India and a Masters degree in Systems Design Engineering from the University of Waterloo in Canada.

Mr. Y.S. Fu has served as a director of Tripath since May 2002. Mr. Fu is President of Wyse Technology (Taiwan) Ltd., a server-centric computing company, a position he has held since 1998. He was previously President of WK Technology Investment Co., a technology investment firm based in Taiwan. Mr. Fu has also held positions with Logitech Far East Ltd., Qume and Texas Instruments. Mr. Fu has a degree in Mechanical Engineering from Chung-Yuan Christian University and a Masters of Business Administration from West Coast University in California.

Mr. Akifumi Goto has served as a director of Tripath since December 2004. Mr. Goto has served as Chairman of SANYO Semiconductor Corporation since November 2002. From February 1993 to October 2002 he served as its President and Chief Executive Officer, and from February 1983 to January 1993, Mr. Goto served as its Executive Vice President. Mr. Goto joined SANYO in January 1978. Mr. Goto received a B.S. in Electrical Engineering from Tamagawa University and his M.B.A. from Santa Clara University.

The following table sets forth certain information regarding our executive officers as of September 30, 2004:

Name	Age	Position
Dr. Adya S. Tripathi	52	President and Chief Executive Officer, Chairman of the Board
Clarke Seniff	46	Chief Financial Officer, Vice President of Finance and Corporate Secretary
Dr. Naresh C. Sharma	54	Vice President of Operations
Graham K. Wright	46	Vice President of Sales and Marketing (1)

(1)	Mr. Wright’s employment with the Company ceased in January 2005

Dr. Adya S. Tripathi founded Tripath and has served as our President, Chief Executive Officer and Chairman since our inception in 1995. Before founding Tripath, Dr. Tripathi held a variety of senior management and engineering positions with Advanced Micro Devices, Hewlett-Packard, International Business Machines (“IBM”), International Microelectronic Products (“IMP”), National Semiconductor and Vitel Communications. Dr. Tripathi holds Bachelor of Science and Master of Science degrees in Electronics Engineering from Benaras Hindu University in India. He pursued graduate work at the University of Nevada—Reno and the University of California—Berkeley, receiving his doctorate of philosophy in Electrical Engineering from the former in 1984. Dr. Tripathi has also taught at the University of California—Berkeley Extension.

Clarke Seniff has served as our Chief Financial Officer, Vice President of Finance and Corporate Secretary since September 2004. From January 2002 through August 2004, Mr. Seniff was involved with his own accounting consulting practice, where his clients included various venture capital and equity buyout firms focusing on emerging and high growth technology firms. From June 1999 through August 2002, he served as CFO at NexPrise Incorporated, a developer of enterprise software, and CEO for Coastek Corporation, a provider of security solutions for global electronic commerce. Mr. Seniff has also held positions with the Alliance Group, Aromatics and Chemical, PepsiCo, Ameranda Hess, Schlumberger and Ernst & Whinney. He received his BBA in Accounting from George Washington University in 1981.

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

Graham K. Wright served as our Vice President of Sales from September 2002 until January 2005. Prior to joining us, Mr. Wright held various positions with Cirrus Logic including Vice President of Sales—Americas from 2000 to 2002 and Director of Western Area Sales from 1997 to 2000. Mr. Wright holds a Bachelor of Science in Electrical Engineering from Michigan Technological University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s executive officers and directors and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”) and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than ten percent stockholders are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. The Company believes that all Executive Officers and

Directors of the Company complied with all applicable filing requirements during the nine months ended September 30, 2004.

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, and principal accounting officer or controller. The Company’s Code of Ethics is available through a link on its website www. tripath.com, and the Company will post any amendment to the Code of Ethics, as well as any waivers that are required to be disclosed by the rules of the SEC or Nasdaq, on its website.

Audit Committee and Audit Committee Financial Expert

Tripath has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The audit committee currently consists of four directors: Messrs. Acharya, Fu, Goto and Jasuja, all of whom are “independent” as independence for audit committee members is defined in the Nasdaq listing standards. Mr. Fu serves as Chairman of the committee.

The Audit Committee includes at least one independent member who is determined by the Board of Directors to meet the qualifications of an “audit committee financial expert” in accordance with SEC rules, including that the person meets the relevant definition of an “independent director.” Mr. Akifumi Goto is the independent director who has been determined by the Board of Directors to be an audit committee financial expert. Stockholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Goto’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose upon Mr. Goto any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and the Board, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or the Board.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Directors

Our directors did not receive any cash compensation for their services as directors during the nine months ended September 30, 2004. Our 2000 Stock Plan provides for grants of options to purchase common stock to our directors who are not employees. Our non-employee directors each received a grant of options to purchase 100,000 shares of our common stock for their service during the nine months ended September 30, 2004. Our non-employee directors did not receive any options to purchase shares of our common stock for participation on any committee of the board of directors on which they served during the nine months ended September 30, 2004. In addition, our directors are reimbursed for expenses incurred in connection with attending board and committee meetings.

Summary of Compensation

During the nine months ended September 30, 2004 we paid an aggregate $640,607 in cash compensation to our executive officers named in the Summary Compensation Table (the “Named Executive Officers”), as a group.

As of September 30, 2004, our directors and Named Executive Officers as a group held options to purchase a total of 1,639,857 shares of common stock, at exercise prices ranging from $0.14 to $12 per share. These options are scheduled to expire on various dates between March 23, 2006 and August 11, 2014.

SUMMARY COMPENSATION TABLE

The following table sets forth all compensation awarded to, earned by, or paid to our Chief Executive Officer and the other four most highly paid executive officers, each of whose total cash compensation exceeded $100,000 during the nine months ended September 30, 2004 and years ended December 31, 2003, December 31, 2002 and December 31, 2001.

		Annual Compensation							Long-Term Compensation
Name and Principal Position		Salary		Bonus		Other			Restricted Stock Awards		Securities Underlying Options
Dr. Adya S. Tripathi Chief Executive Officer	2004 2003 2002 2001	$ $ $ $	243,000 324,000 348,000 360,000	$ $ $ $	0 0 0 0	$ $ $ $	0 0 0 61,182	(2)	0 322,200 0 0	(1)	500,000 500,000 200,000 200,000

David P. Eichler (3) Former Chief Financial Officer	2004 2003 2002 2001	$ $ $ $	99,419 150,000 27,083 —	$ $ $ $	15,000 10,000 25,000 —	$ $ $ $	0 0 0 —		0 0 0 —		150,000 125,000 300,000 —

Dr. Naresh Sharma Vice President of Operations	2004 2003 2002 2001	$ $ $ $	101,250 135,000 137,500 140,346	$ $ $ $	0 0 0 0	$ $ $ $	0 0 0 0		0 0 0 0		150,000 125,000 100,000 170,000

Graham K. Wright (4) Former Vice President of Sales and Marketing	2004 2003 2002 2001	$ $ $ $	112,500 150,000 198,875 —	$ $ $ $	0 0 5,000 —	$ $ $ $	69,438 76,500 16,500 —	(5) (6) (7)	0 0 0		150,000 125,000 300,000 —

(1)	On April 28, 2003, the Compensation Committee of the Board of Directors approved a grant of 1.8 million shares of restricted stock to Dr. Tripathi pursuant to the 2000 Stock Plan, in part to rectify the previous invalid grant of options to purchase an aggregate of 3.4 million shares. The restricted shares vest as to 50% one year after the date of grant and the remainder will vest in full two years after the date of grant. The vesting of the shares accelerates in full upon a change in control of the Company or upon involuntary termination. The value of $322,200 represents the dollar value of the restricted stock award calculated by multiplying the closing market price of the Company’s stock on the date of grant ($0.18) by the number of shares awarded (1.8 million) net of consideration paid ($1,800).

(2)	Represents gross-up for taxes in connection with forgiveness of notes and related interest totaling $738,000 in fiscal year 2000.

(3)	David Eichler commenced employment with Tripath on October 28, 2002 and ceased employment with Tripath on September 13, 2004.

(4)	Graham Wright commenced employment with Tripath on September 3, 2002 and ceased employment with Tripath on January 21, 2005.

(5)	Includes sales commissions of $54,938 and an automobile allowance of $4,500

(6)	Includes sales commissions of $70,500 and an automobile allowance of $6,000

(7)	Includes sales commissions of $15,000 and an automobile allowance of $1,500

OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth information with respect to stock options granted pursuant to our 2000 Stock Plan during the nine months ended September 30, 2004 to each of the executive officers named in the Summary Compensation Table above.

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

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Options Term
Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal 2004 (1)	Exercise Price Per Share (2)	Expiration Date	5%	10%
Adya S. Tripathi	500,000	12.58%	$1.33	8/11/14	$418,215	$1,059,839
David P. Eichler (5)	150,000	3.77%	$1.21	8/11/14	$114,144	$289,264
Naresh Sharma (5)	150,000	3.77%	$1.21	8/11/14	$114,144	$289,264
Graham K. Wright (5)	150,000	3.77%	$1.21	8/11/14	$114,144	$289,264

(1)	Based on options granted to purchase an aggregate of 3,975,000 shares of common stock to employees during the nine months ended September 30, 2004 (fiscal 2004). We never granted any stock appreciation rights.

(2)	The exercise prices equal the fair market value on the date of grant, except that, pursuant to the 2000 Stock Plan, the exercise prices for options granted to Dr. Tripathi equal 110% of the fair market value on the dates of grant because Dr. Tripathi owned stock representing more than 10% of the voting power of all classes of Tripath stock on the dates of grant.

(3)	Options may terminate before their expiration upon the termination of optionee’s status as an employee or consultant, the optionee’s death or an acquisition of Tripath.

(4)	Includes Incentive Stock Options (“ISOs”) and Nonstatutory Options (“NSOs”). To the extent the options are determined to be ISOs, such options have an expiration date of August 11, 2009. To the extent the options are determined to be NSOs, such options have an expiration date of August 11, 2014.

(5)	Options vest in monthly installments over 48 months.

YEAR-END OPTION VALUES

The following table provides information for the Named Executive Officers concerning the number and value of securities underlying exercisable and unexercisable options held as of September 30, 2004.

	Number of Securities Underlying Unexercised Options at September 30, 2004 (#)		Value of Unexercised In-the-Money Options at September 30, 2004 ($)
	Exercisable	Unexercisable	Exercisable	Unexercisable
Adya S. Tripathi	929,163	670,837	$677,729	$431,905
David P. Eichler (1)	127,081	0	$165,810	$0
Naresh Sharma	253,012	331,258	$222,604	$235,567
Graham K. Wright	65,102	391,670	$86,732	$398,066

(1)	Mr. Eichler ceased employment as Chief Financial Officer on September 13, 2004. Exercisable options for Mr. Eichler represents vested options as of September 13, 2004. Mr. Eichler’s unvested options as of September 13, 2004 were cancelled.

The values shown for in-the-money options represent the difference between the respective exercise price of outstanding stock options, and $1.70, which is the fair market value of our common stock as of September 30, 2004.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain information with respect to the Company’s equity compensation plans in effect as of September 30, 2004.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders:
2000 Stock Option Plan	11,417,698	$2.25	3,341,000
2000 Employee Stock Purchase Plan	—	—	234,000
Equity compensation plans not approved by security holders	—	—	—

Total	11,417,698	$2.25	3,575,000

The above equity compensation plans of the Company that were in effect as of September 30, 2004 were adopted with the approval of the Company’s stockholders.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of September 30, 2004, certain information as known to the Company with respect to the beneficial ownership of our common stock by (i) any person (including any group as that term is used in Section 13(d)(3) of the Securities Exchange Act), known by the Company to be the beneficial owner of more than 5% of the Company’s voting securities, (ii) each director and each nominee for director to the Company, (iii) each of the executive officers named in the Summary Compensation Table appearing herein, and (iv) all current executive officers and directors of the Company as a group.

Name of Beneficial Owner	Number of Shares (1)	Percent of Total (1)
Adya S. Tripathi (2)	12,920,830	25.30%
David P. Eichler (3)	127,081	*
Clarke Seniff (4)	—	*
Naresh Sharma (5)	320,297	*
Graham Wright (6)	107,288	*
Andy Jasuja (7)	144,582	*
A.K. Acharya (8)	165,982	*
Y.S. Fu (9)	137,582	*
Akifumi Goto (10)	—	*
Directors and current executive officers as a group (7 persons) (11)	13,562,192	25.71%

*	Represents less than one percent (1%) of the total.

(1)	This table is based upon information supplied by officers, directors and principal stockholders, and in Schedules 13D and 13G filed with the Securities and Exchange Commission. Unless otherwise indicated in the footnotes to this table and subject to community property laws, where applicable, the Company believes that each stockholder named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. The number and percentage of shares beneficially owned are based on an aggregate of 50,043,158 shares of our common stock outstanding as of September 30, 2004 and are determined under rules promulgated by the securities and Exchange Commission. This information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of September 30, 2004 through the exercise of any stock option or other right.

(2)	Includes 1,020,830 shares subject to options that are exercisable within 60 days of September 30, 2004 and 900,000 shares held in trust for the benefit of Dr. Tripathi’s minor children over which Dr. Tripathi holds sole voting and dispositive power.
(3)	Mr. Eichler ceased employment as our Chief Financial Officer on September 13, 2004.

(4)	Mr. Seniff became our Chief Financial Officer on September 15, 2004.

(5)	Includes 276,139 shares subject to options that are exercisable within 60 days of September 30, 2004.

(6)	Includes 89,060 shares subject to options that are exercisable within 60 days of September 30, 2004. Mr. Wright ceased employment as our Vice President of Sales and Marketing on January 21, 2005.

(7)	Includes 144,582 shares subject to options that are exercisable within 60 days of September 30, 2004.

(8)	Includes 139,582 shares subject to options that are exercisable within 60 days of September 30, 2004, 6,400 shares held by Mr. Acharya and 20,000 shares held by HTL Co. Japan Ltd.

(9)	Includes 137,582 shares subject to options that are exercisable within 60 days of September 30, 2004.

(10)	Mr. Goto did not join the Board until December 13, 2004. He owned no Tripath stock or options as of September 30, 2004.

(11)	Includes 2,699,578 shares subject to options that are exercisable within 60 days of September 30, 2004.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In the Company’s last fiscal period, there has not been nor is there currently proposed any transaction or series of similar transactions to which the Company was or is to be a party in which the amount involved exceeds $60,000 and in which any director, executive officer, holder of more than 5% of our common stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed, and to be billed, by our current and former independent accountants for the following services during the nine months ended September 30, 2004 and year ended December 31, 2003.

Description of Services	2004	2003
Audit Fees (1)	$140,000	$239,500
Audit - Related Fees	—	—
Tax Fees (2)	14,286	15,000
All Other Fees (3)	43,370	—

	$197,656	$254,500

(1)	Represents the aggregate fees billed and to be billed for professional services rendered for the audits of our 2004 and 2003 annual financial statements and for the review of the financial statements included in our quarterly reports during such periods.

(2)	Represents the aggregate fees billed in 2004 and 2003 for professional services rendered for tax compliance.

(3)	Represents the aggregate fees billed in 2004 and 2003 for services not reported above, including fees for services rendered in connection with Sarbanes-Oxley Section 404 compliance work.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The audit committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. To ensure prompt handling of unexpected matters, the audit committee has delegated to the chairman of the audit committee the authority to grant pre-approval of audit and permissible non-audit services and fees, provided that such pre-approvals are reported to the audit committee at the next audit committee meeting. Since the May 6, 2003 effective date of the SEC rules stating that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved, each new engagement of our independent auditors was approved in advance by the audit committee or the chairman of the audit committee, and none of those engagements made use of the de minimus exception to pre-approval contained in the SEC’s rules.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS

(a)	The following documents are filed as part of this Form 10-K/T:

(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003

Consolidated Statements of Operations for the nine months ended September 30, 2004, and years ended 2003 and 2002

Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2004, and years ended 2003 and 2002

Consolidated Statements of Cash Flows for the nine months ended September 30, 2004, and years ended 2003 and 2002

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

Financial statement schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedules or because the information required is included in the financial statements or notes thereto.

(3)	Exhibits: The items listed on the Index to Exhibits on page 72 are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIPATH TECHNOLOGY INC.

By:	/S/ DR. ADYA S. TRIPATHI
Dr. Adya S. Tripathi President and Chief Executive Officer, Chairman of the Board

Dated: February 3, 2005

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dr. Adya S. Tripathi and Clarke Seniff, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K/T and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DR. ADYA S. TRIPATHI Dr. Adya S. Tripathi	President and Chief Executive Officer (Principal Executive Officer)	February 3, 2005

/S/ CLARKE SENIFF Clarke Seniff	Chief Financial Officer (Principal Financial and Accounting Officer), Vice President of Finance and Corporate Secretary	February 3, 2005

/S/ A.K. ACHARYA A.K. Acharya	Director	February 3, 2005

/S/ Y.S. FU Y.S. Fu	Director	February 3, 2005

/S/ ANDY JASUJA Andy Jasuja	Director	February 3, 2005

/S/ AKIFUMI GOTO Akifumi Goto	Director	February 3, 2005

EXHIBIT INDEX

Number	Description of Document

3.1	Restated Certificate of Incorporation of Tripath Technology Inc. (incorporated by reference to Exhibit 3.1 of Tripath’s registration statement on Form S-1, registration number 333-35028, as amended)

3.2	Bylaws of Tripath Technology Inc.

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 of Tripath’s registration statement on Form S-1, registration number 333-35028, as amended)

4.2	Second Amended and Restated Shareholder Rights Agreement, dated September 15, 1998, between Tripath Technology Inc. and Certain Stockholders of Tripath Technology Inc. (incorporated by reference to Exhibit 10.6 of Tripath’s registration statement on Form S-1, registration number 333-35028, as amended)

4.3	Registration Rights Agreement, dated January 24, 2002, by and among Tripath Technology Inc. and Certain Stockholders of Tripath Technology Inc. (incorporated by reference to Exhibit 4.1 of Tripath’s current report on Form 8-K filed on January 30, 2002)

10.1*	Form of Indemnification Agreement, between Tripath Technology Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.1 of Tripath’s registration statement on Form S-1, registration number 333-35028, as amended)

10.2	License and Supply Agreement, dated July 9, 1999, between STMicroelectronics, Inc. and Tripath Technology Inc. (incorporated by reference to Exhibit 10.2 of Tripath’s registration statement on Form S-1, registration number 333-35028, as amended)

10.3*	1995 Stock Plan and form of option agreement (incorporated by reference to Exhibit 4.8 of Tripath’s registration statement on Form S-8, registration number 333-108178)

10.4*	2000 Stock Plan and form of option agreement (incorporated by reference to Tripath’s definitive proxy statement on Schedule 14A filed on May 19, 2003)

10.5*	2000 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.5 of Tripath’s quarterly report on Form 10-Q for the quarter ended September 30, 2003)

10.6*	Form of Restricted Stock Purchase Agreement between Tripath Technology Inc. and an Executive Officer. (incorporated by reference to Exhibit 10.6 of Tripath’s annual report on Form 10-K filed on March 9, 2004)

10.7	Sublease Agreement, dated July 18, 2002, between Nortel Networks, Inc. and Tripath Technology Inc. (incorporated by reference to Exhibit 10.11 of Tripath’s quarterly report on Form 10-Q for the quarter ended September 30, 2002)

10.8	Distributor Agreement, dated July 1, 1998 between Uniquest Corporation and Tripath Technology Inc. (incorporated by reference to Exhibit 10.8 of Tripath’s annual report on Form 10-K filed on March 9, 2004)

10.9	Distributor Agreement, dated February 3, 1999 between Macnica, Inc and Tripath Technology Inc. (incorporated by reference to Exhibit 10.9 of Tripath’s annual report on Form 10-K filed on March 9, 2004)

10.10	Security Agreement dated March 8, 2004 between Tripath Technology Inc. and Union Bank of California, N.A. (incorporated by reference to Exhibit 10.1 of Tripath’s quarterly report on Form 10-Q filed on May 21, 2004)

10.11	Form of Stock Purchase Agreement dated August 1, 2004 between Tripath Technology Inc. and certain investors of Tripath Technology Inc.

16.1	Letter, dated as of October 22, 2004, from BDO Seidman, LLP regarding its concurrence with Tripath’s statement regarding change of accountants (incorporated by reference to Exhibit 16.1 of Tripath’s current report on Form 8-K filed October 22, 2004).

16.2	Letter, dated as of April 17, 2003, from PricewaterhouseCoopers LLP regarding its concurrence with Tripath’s statement regarding change of accountants (incorporated by reference to Exhibit 16.2 of Tripath’s current report on Form 8-K filed April 17, 2003)

21.1	List of subsidiaries of Tripath Technology Inc.

23.1	Consent of Stonefield Josephson, Inc., Independent Registered Public Accounting Firm

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (See Form 10-K/T Signature Page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.