Form 10-Q
period 2004-12-31
TRIPATH TECHNOLOGY INC
filed 2005-02-04
CIK 1045739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2004

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

50,420,190 shares of the Registrant’s common stock were outstanding as of January 31, 2005.

PART I. Financial Information

Item 1. Financial Statements

TRIPATH TECHNOLOGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2004 (Unaudited)	September 30, 2004 (Audited)
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$3,932	$7,339
Accounts receivable, net	615	1,019
Inventories, net	3,625	3,780
Prepaid expenses and other current assets	374	212

Total current assets	8,546	12,350

Property and equipment, net	1,429	1,674
Other assets	129	123

Total assets	$10,104	$14,147

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,932	$2,908
Current portion of capital lease obligations	461	664
Current portion of deferred rent	276	266
Accrued expenses	871	764
Deferred distributor revenue	730	823

Total current liabilities	4,270	5,425

Long term liabilities	479	571

Commitments and contingencies (see Note 10)
Stockholders’ equity:

Common stock, $0.001 par value, 100,000,000 shares authorized; 50,233,101 and 50,043,158 shares issued and outstanding at December 31, 2004 (unaudited) and September 30, 2004 respectively	50	49
Additional paid-in capital	199,396	199,333
Deferred stock-based compensation	(54)	(95)
Accumulated deficit	(194,037)	(191,136)

Total stockholders’ equity	5,355	8,151

Total liabilities and stockholders’ equity	$10,104	$14,147

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TRIPATH TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

Unaudited

	Three Months Ended December 31,
	2004	2003
Revenue	$1,618	$4,126
Cost of revenue	1,195	2,769

Gross profit	423	1,357

Operating expenses:
Research and development	1,901	1,669
Selling, general and administrative	1,428	1,082

Total operating expenses	3,329	2,751

Loss from operations	(2,906)	(1,394)
Interest and other income, net	5	8

Net loss	$(2,901)	$(1,386)

Basic and diluted net loss per share	$(0.06)	$(0.03)

Number of shares used in computing basic and diluted net loss per share	48,267	43,853

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TRIPATH TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Unaudited

	Three Months Ended December 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(2,901)	$(1,386)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	249	294
Deferred Rent	(63)	52
Allowance for doubtful accounts	—	(6)
Provision for slow moving, excess and obsolete inventory	—	243
Stock-based compensation	41	46
Changes in assets and liabilities:
Accounts receivable	404	(101)
Inventories	155	(1,781)
Prepaid expenses and other assets	(168)	(106)
Accounts payable	(976)	1,559
Accrued expenses	107	(72)
Deferred distributor revenue	(93)	387

Net cash used in operating activities	(3,245)	(871)

Cash flows from investing activities:
Purchase of property and equipment	(4)	(201)

Net cash used in investing activities	(4)	(201)

Cash flows from financing activities:
Proceeds from issuance of common stock under ESPP and upon exercise of options	64	304
Proceeds from issuance of common stock upon exercise of warrants	—	1,366
Principal payments on capital lease obligations	(222)	(74)

Net cash provided by (used in) financing activities	(158)	1,596

Net increase (decrease) in cash and cash equivalents	(3,407)	524
Cash, cash equivalents, and restricted cash, beginning of period	7,339	9,088

Cash, cash equivalents, and restricted cash, end of period	$3,932	$9,612

Non-cash financing activity:
Property and equipment acquired by capital lease	$—	$317

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Tripath Technology Inc.

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The unaudited condensed interim consolidated financial statements included herein have been prepared by Tripath Technology Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary to state fairly the Company’s financial position, results of operations and cash flows for the periods presented. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Transition Report on Form 10-K/T for the transition period ended September 30, 2004. The results of operations for the three months ended December 31, 2004 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year.

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

The Company’s consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred substantial losses and has experienced negative cash flow since inception and has an accumulated deficit of $194 million at December 31, 2004.

Beginning in August 2001, the Company instituted programs to reduce expenses including reducing headcount from 144 employees at the end of July 2001 to 63 employees at the end of December 2004 and reducing employees’ salaries by 10%. In September 2002 the Company relocated its headquarters which reduced rent expense and canceled its D&O policy which reduced insurance expense. These actions resulted in significant cost savings in 2003. The Company reduced its cash used in operating activities from approximately $13 million in 2002 to approximately $4 million in 2003. However, for the nine months ended September 30, 2004, cash used in operating activities increased to $9.1 million, and for the three months ended December 31, 2004, cash used in operating activities was $3.2 million.

During 2004, warrants were exercised which resulted in the Company receiving proceeds totaling approximately $2.3 million. In addition, in August 2004 we raised $5 million through financing. At December 31, 2004, the Company had working capital of $4.3 million, including cash of $3.9 million.

The Company is aware that its existing working capital at December 31, 2004 may not be sufficient to meet its operating, working capital, investing and financing requirements for the next twelve months. The Company has not made any adjustment to its consolidated financial statements as a result of the outcome of the uncertainty described above.

The Company will need to raise additional funds to finance its activities through public or private equity or debt financings, the formation of strategic partnerships or alliances with other companies or through bank borrowings with existing or new banks. The Company may not be able to obtain additional funds on terms that would be favorable to the Company and its stockholders, or at all. In such instance, the Company will take measures to reduce its operating expenses, such as reducing headcount or canceling selected research and development projects. Without sufficient capital to fund its operations, the Company will no longer be able to continue as a going concern. The Company believes, based on its current cash balance as well as its ability to implement the aforementioned measures, if needed, that the Company will have liquidity sufficient to meet its operating, working capital and financing needs for the next twelve months and perhaps beyond. The Company’s long-term prospects are dependent upon obtaining sufficient financing as needed to fund current working capital needs and future growth, and ultimately on achieving profitability.

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

Sales to Distributors: The Company provides its distributors certain incentives such as stock rotation, price protection, and other offerings. As a result of these incentives, the Company generally defers recognition of revenue until such time that the distributor sells product to its customer based upon receipt of point-of-sale reports from the distributor. In limited circumstances, revenue may be recognized when sold to a distributor if the distributor acknowledges in writing that there is no right of return and the sale otherwise meets the SAB 104 criteria.

3. Net loss per share

Basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common stock outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common stock and dilutive potential common stock outstanding. The calculation of diluted net loss per share excludes potential common stock if the effect is anti-dilutive. Potential common stock consists of incremental common stock issuable upon the exercise of stock options and common stock issuable upon the exercise of common stock warrants.

Total potential common stock of 12,312,000 and 11,852,000 shares were not included in the diluted net loss per share calculation for the periods ended December 31, 2004 and 2003, respectively, because to do so would be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended December 31,
	2004	2003
Numerator:
Net loss	$(2,901)	$(1,386)

Denominator:
Weighted average common stock	48,267	43,853

Basic and diluted net loss per share	$(0.06)	$(0.03)

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

The following table sets forth, for each of the periods presented, the deferred stock-based compensation recorded and the amortization of deferred stock-based compensation (in thousands):

	Three Months Ended December 31,
	2004	2003
Deferred stock-based compensation	$—	$—
Amortization of deferred stock-based compensation	$41	$46

Unamortized deferred stock-based compensation at December 31, 2004 and September 30, 2004 was $54,000 and $ 95,000 respectively.

5. Accounting for stock-based compensation

The Company accounts for its stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income for the periods ended December 31, 2004 and 2003, as all options granted under those plans had an exercise price that was at least equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation.

	Three Months Ended December 31,
	2004	2003
Net loss applicable to common stockholders, as reported	$(2,901)	$(1,386)
Total stock-based employee compensation expense (benefit) included in the net loss, determined under the recognition and measurement principles of APB Opinion No. 25, net of related tax effects	41	46
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,035)	(547)

Pro forma net loss applicable to common stockholders	$(3,895)	$(1,887)

Loss per share:
Basic - as reported	$(0.06)	$(0.03)

Basic – pro forma	$(0.08)	$(0.04)

6. Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market funds and commercial paper, bonds and notes, the fair value of which approximates cost.

The Company has entered into a Security Agreement to provide collateral for outstanding standby letters of credit which totaled $0.7 million at December 31, 2004.

7. Concentration of credit risk and significant customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. Substantially all of the Company’s cash and cash equivalents are invested in highly-liquid money market funds with major financial institutions. The Company sells its products through distributors and directly to original equipment manufacturers. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses, as considered necessary by management. Credit losses to date have been consistent with management’s estimates. During the quarters ended December 31, 2004 and 2003, the Company had minimal bad debts write-offs.

The following table summarizes sales to end customers comprising 10% or more of the Company’s total revenue for the periods indicated:

	% of Revenue for the Quarter Ended December 31,
	2004	2003
Customer A	—	29%
Customer B	—	28%
Customer C	14%	—

The Company’s accounts receivable were concentrated with five customers at December 31, 2004 representing 37%, 27%, 13%, 10% and 7% of aggregate gross receivables and with five customers at September 30, 2004 representing 46%, 16%, 9%, 9% and 5% of aggregate gross receivables.

8. Inventories

Inventories are stated at the lower of cost or market. This policy requires the Company to make estimates regarding the market value of the Company’s inventory, including an assessment of excess or obsolete inventory. The Company determines excess and obsolete inventory based on an estimate of the future demand and estimated selling prices for the Company’s products within a specified time horizon, generally 12 months. The estimates the Company uses for expected demand are also used for near-term capacity planning and inventory purchasing and are consistent with the Company’s revenue forecasts. Actual demand and market conditions may be different from those projected by the Company’s management. If the Company’s unit demand forecast is less than the Company’s current inventory levels and purchase commitments, during the specified time horizon, or if the estimated selling price is less than the Company’s inventory value, the Company will be required to take additional excess inventory charges or write-downs to net realizable value which will decrease the Company’s gross margin and net operating results in the future. During the quarter ended March 31, 2002, the Company recorded a provision for slow moving, excess, and obsolete inventory of approximately $5 million related to excess inventory for the Company’s TA2022 product as a result of a decrease in forecasted sales for this product. In fiscal 2004, the Company increased the inventory reserves by an additional $4.3 million from $4.9 million to $9.2 million to account for slow moving, excess, and obsolete inventory.

Inventories, net, are comprised of the following (in thousands):

	December 31, 2004	September 30, 2004
Raw materials	$2,886	$2,173
Work-in-process	258	213
Finished goods	237	1,074
Inventory held by distributors	244	320

Total	$3,625	$3,780

9. Segment and geographic information

The Company has determined that it has one reportable business segment: the design, license and marketing of integrated circuits.

The following is a geographic breakdown of the Company’s sales by shipping destination for the following periods (in thousands):

	Three Months Ended December 31,
	2004	2003
United States	$199	$224
Japan	726	1,911
Singapore	14	4
Taiwan	28	407
China	189	50
Europe	250	215
Korea	212	1,311
Rest of world	—	4

	$1,618	$4,126

Approximately 88% and 95% of the Company’s total revenue for the three months ended December 31, 2004 and December 31, 2003, respectively, was derived from sales to end customers based outside the United States.

10. Commitments and contingencies

Lease commitments: The Company leases office space and equipment under non-cancelable operating leases. The Company also has a capital lease for research and development related software and a capital lease for manufacturing test equipment.

The Company’s total commitments on its operating and capital leases and inventory purchases as of December 31, 2004, were as follows (in thousands):

Year ending September 30,	Operating Leases	Capital Leases	Inventory Purchase Commitments
2005	826	472	1,376
2006	1,036	86	—
2007	537	21	—
2008	—	—	—

Total minimum lease payments	$2,399	579	$1,376

Less: amount representing interest		(37)

Present value of minimum lease payments
Less: current portion of capital lease obligations		(461)

Long-term capital lease obligations		$81

Contingencies: From time to time, in the normal course of business, various claims could be made against the Company. At December 31, 2004, there were no pending claims the outcome of which is expected to result in a material adverse effect on the financial position or results of operations of the Company.

11. Guarantees

In November 2002, the FASB issued FIN No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others — an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34.” The following is a summary of the Company’s agreements that the Company has determined are within the scope of FIN 45.

The Company provides a limited warranty for up to one year for any defective products. During the quarter ended December 31, 2004 and for the transition period ended September 30, 2004, warranty expense was insignificant. The Company has a reserve for warranty costs of $30,000, which has not changed in the past quarter.

In March 2004, the Company entered into a Security Agreement to provide collateral for outstanding standby letters of credit which totaled $0.7 million at December 31, 2004.

Pursuant to its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. To date, the Company has not incurred any costs in connection with these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2004. During the quarter ended December 31, 2004 the Company obtained a new Directors and Officers (“D&O”) Liability Insurance policy. However, this new D&O policy does not cover the lawsuits described in Note 13 although the claims involved in these lawsuits may be covered by the aforementioned indemnification agreements.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors and customers, its sublandlord and (ii) its agreements with investors. Under these provisions the Company has agreed to generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. To date, the Company has not incurred any costs in connection with these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2004.

12. Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4.” (“SFAS 151”). SFAS 151 amends ARB 43, Chapter 4 to clarify that “abnormal” amounts of idle freight, handling costs and spoilage should be recognized as current period charges. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not anticipate that the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 152 “Accounting for Real Estate Time-Sharing Transactions – an amendment of FASB statements No. 66 and 67” (“SFAS 152”). SFAS 152 amends SFAS 66 and 67 to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. SFAS 152 is effective for financial statement for fiscal years beginning after June 15, 2005. The Company does not anticipate that the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Non-monetary Assets – an amendment of APB opinion No. 29” (“SFAS 153”). SFAS 153 clarifies that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged, with a general exception for exchanges that have no commercial substance. SFAS 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not anticipate that the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

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

13. Litigation

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

As previously disclosed in the Company’s current report on Form 8-K dated October 18, 2004 and filed on October 22, 2004, in October 2004, the Company’s former independent registered public accountants, BDO Seidman LLP (“BDO”), provided the Company’s Audit Committee with a letter citing what BDO asserted are two “material weaknesses” over the Company’s internal financial controls: one regarding the lack of effectiveness of the Company’s Audit Committee and the other regarding the lack of controls in place to estimate distributor returns in accordance with SFAS No. 48. Following discussions with employees of the Company, representatives of BDO further orally advised the Company that BDO had concerns regarding the appropriate accounting for approximately $1.3 million of product that, upon the Company’s inquiries, one of the Company’s distributors, Macnica (the “Distributor”), reported had been returned to the Distributor by the Distributor’s customers (the “Product Return”). In response to both the letter and the verbal comments, the Audit Committee instructed the Company’s Chief Financial Officer to investigate this matter and report the findings to the Audit Committee. As a result of the litigation matters referenced above, the Company retained outside litigation counsel to represent the Company in responding to the aforementioned complaints. In addition, the Audit Committee and the Chief Financial Officer directed litigation counsel to further conduct an internal investigation into the verbal concerns raised by BDO regarding the Product Return. Separately, the Audit Committee, with the assistance of the Company’s Chief Financial Officer investigated BDO’s assertion regarding the lack of controls in place to estimate distributor returns.

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

The Audit Committee investigation and discussion included a review of the Company’s compliance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements (“SAB 104”) as applied to the circumstances surrounding the Product Return. Under SAB 104, a requirement for revenue recognition is that all of the following criteria must be met: (1) there is persuasive evidence that an arrangement exists, (2) delivery of goods has occurred, (3) the sales price is fixed or determinable, and (4) collectibility is reasonably assured. In addition, pursuant to the Company’s revenue recognition policy, for sales to distributors, the Company defers recognition of revenue until such time that the distributor sells products to its customers based upon receipt of point-of-sales reports from the distributor. In limited circumstances, revenue may be recognized when sold to a distributor if the distributor acknowledges in writing that there is no right of return and such sale also otherwise meets the SAB 104 requirements. The internal investigation revealed that approximately $1.4 million of a sale of the Company’s product to the Distributor did not meet the foregoing criteria because a former employee of the Company had agreed that the Distributor could return the product at the Distributor’s discretion, which forms the basis of the Restatement. This former employee had on this occasion agreed to a term of sale that was outside of the Company’s standard practices and was not referenced in the documentation related to the sale submitted to the Company’s finance department. Given the discovery of this arrangement for the Distributor to return the product, the Audit Committee concluded on January 25, 2005 that the Company should restate certain financial information that was previously reported in the Company’s Form 10-Q for the quarter ended June 30, 2004 filed with the Securities and Exchange Commission on August 6, 2004 (the “Restatement”). For more information regarding the Restatement, please see Note 9 to the Company’s consolidated financial statements, “Supplementary Financial Information” in the Company’s Transitional Report on Form 10-K/T filed with the Securities and Exchange Commission on February 3, 2005. In addition, the Audit Committee approved certain changes to the Company’s internal controls over financial reporting as an additional remedial action in response to the report of the litigation counsel and its forensic accountant and to the report by the Company’s Chief Financial Officer. For more information regarding these changes, please see Item 9A, “Controls and Procedures.” The Audit Committee is continuing its internal investigation and continues to monitor this situation and will consider and implement additional remedial actions it deems necessary.

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

The following discussion and analysis should be read in connection with the condensed consolidated financial statements and the notes thereto included in Item 1 in this quarterly report and our transition report on Form 10-K/T for the transition period ended September 30, 2004.

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

Revenue Recognition: We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”. We recognize revenue when all of the following criteria are met: 1) there is persuasive evidence that an arrangement exists, 2) delivery of goods has occurred, 3) the sales price is fixed or determinable, and 4) collectibility is reasonably assured. The following policies apply to our major categories of revenue transactions. Sales to OEM Customers: Under our standard terms and conditions of sale, title and risk of loss transfer to the customer at the time product is delivered to the customer, FOB shipping point, and revenue is recognized accordingly. We accrue the estimated cost of post-sale obligations, including product warranties or returns, based on historical experience. We have experienced minimal warranty or other returns to date. Sales to Distributors: We provide our distributors certain incentives such as stock rotation, price protection, and other offerings. As a result of these incentives, we generally defer recognition of revenue until such time that the distributor sells product to its customer based upon receipt of point-of-sale reports from the distributor. In limited circumstances, revenue may be recognized when sold to a distributor if the distributor acknowledges in writing that there is no right of return and the sale otherwise meets the SAB 104 criteria.

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

Inventories: Inventories are stated at the lower of cost or market. This policy requires us to make estimates regarding the market value of our inventory, including an assessment of excess or obsolete inventory. We determine excess and obsolete inventory based on an estimate of the future demand and estimated selling prices for our products within a specified time horizon, generally 12 months. The estimates we use for expected demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. Actual demand and market conditions may be different from those projected by our management. If our unit demand forecast is less than our current inventory levels and purchase commitments, during the specified time horizon, or if the estimated selling price is less than our inventory value, we will be required to take additional excess inventory charges or write-downs to net realizable value which will decrease our gross margin and net operating results in the future. During the quarter ended March 31, 2002, we recorded a provision for excess inventory of approximately $5 million related to excess inventory for our TA2022 product as a result of a decrease in forecasted sales for this product. In 2004, we increased the inventory reserves by an additional $4.3 million, from $4.9 million to $9.2 million, to account for slow moving, excess, and obsolete inventory.

Results of Operations

Three months ended December 31, 2004 and 2003

Revenue. Revenue for the three months ended December 31, 2004 was $1.6 million, a decrease of $2.5 million or 61% from revenues of $4.1 million for the three months ended December 31, 2003. The decrease in revenue resulted primarily from a decrease in sales of our TA2020, TA2024 and TA1101 products as a result of a general downturn in the semiconductor industry.

Sales to Samsung Electronics Co. Ltd. (Samsung), Kyoshin Technosonic Co., Ltd., (KTS), and Alcatel accounted for approximately 0%, 5% and 14%, respectively, of revenue in the three months ended December 31, 2004 and 29%, 28%, and 4%, respectively, in the corresponding prior year quarter. Sales to our five largest customers represented approximately 38% of revenue in the three months ended December 31, 2004 and 73% of revenue in the three months ended December 31, 2003.

Gross Profit. Gross profit for the three months ended December 31, 2004 was $0.4 million or 26%, compared with a gross profit of $1.4 million or 33% for the three months ended December 31, 2003. The decrease in the gross profit for the three months ended December 31, 2004 reflects an increase in production cost for our TA2020 product and a decrease in average selling price for our TA2024 product.

Research and Development. Research and development expenses for the three months ended December 31, 2004 were $1.9 million, an increase of $0.2 million from $1.7 million for the three months ended December 31, 2003. The increase in R&D expenses was due to an increase in headcount and related personnel costs. We anticipate that our R&D expenses will continue to increase in fiscal 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended December 31, 2004 were $1.4 million, an increase of approximately $300,000 from $1.1 million for the three months ended December 31, 2003. This increase in selling, general and administrative expenses was due to increased litigation costs and increased accounting fees. We anticipate that our S,G&A expenses will continue to increase in fiscal 2005, including expenses for legal and financial compliance costs related to the Sarbanes-Oxley Act of 2002, ongoing litigation costs and increased insurance costs related to obtaining a new Directors and Officers liability insurance policy.

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

Net cash used by operating activities increased to $3.2 million for the quarter ended December 31, 2004 from $0.9 million for the quarter ended December 31, 2003. The increase was mainly due to an increase in net loss of $1.5 million and a decrease in accounts payable.

Cash used in investing activities was $4,000 for the quarter ended December 31, 2004 compared to $201,000 for the quarter ended December 31, 2003. The decrease was due to a decrease in purchases of property and equipment.

Cash used in financing activities was $158,000 for the quarter ended December 31, 2004. Cash provided by financing activities was $1.6 million for the quarter ended December 31, 2003. The positive cash flow from financing activities in 2003 was mostly due to the proceeds received of approximately $1.4 million from the exercise of warrants.

On July 12, 2002, we entered into a credit agreement with a financial institution that provided for a one-year revolving credit facility in an amount of up to $10 million, subject to certain restrictions in the borrowing base based on eligibility of receivables. The credit agreement expired on June 30, 2003 and was not renewed.

The credit agreement was used to issue stand-by letters of credit totaling $1.7 million to collateralize our obligations to a third party for the purchase of inventory and to provide a security deposit for the lease of new office space. Upon the expiration of the credit agreement on June 30, 2003, we entered into a Pledge and Security Agreement to provide a security interest in a money market account in the amount of $0.7 million for the standby letters of credit. In March 2004 we canceled the standby letters of credit and then reissued them using a different financial institution, entering into a Security Agreement to collateralize the standby letters of credit which totaled $0.7 million at December 31, 2004.

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

Our total commitments on our operating and capital leases and inventory purchases as of December 31, 2004, were as follows (in thousands):

Year ending September 30,	Operating Leases	Capital Leases	Inventory Purchase Commitments	Totals
2005	$826	$472	$1,376	$2,674
2006	1,036	86	—	1,122
2007	537	21	—	558
2008	—	—	—

Total minimum lease payments	$2,399	579	$1,376	$4,354

Less: amount representing interest		(37)

Present value of minimum lease payments		542
Less: current portion of capital lease obligations		(461)

Long-term capital lease obligations		$81

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

We have incurred substantial losses and have experienced negative cash flow since inception and have an accumulated deficit of $194 million at December 31, 2004. Beginning in August 2001, we instituted programs to reduce expenses including reducing headcount from 144 employees at the end of July 2001 to 56 employees at the end of December 2003 and reducing employees salaries by 10%. In September 2002 we relocated our headquarters which reduced rent expense and canceled our Directors and Officers Liability Insurance policy which reduced insurance expense. These actions resulted in significant cost savings in 2003. We reduced our cash used in operating activities from approximately $13 million in 2002 to approximately $4 million in 2003. However, for the nine month transition period ended September 30, 2004, cash used in operating activities increased to $9.1 million and for the three months ended December 31, 2004, cash used in operating activities was $3.2 million.

We, as well as certain of our directors and current and former officers have been named as defendants in certain legal proceedings described in this Form 10-Q (see Part II Item 1 “Legal Proceedings”). We do not have third party insurance coverage for either the costs of defending these legal proceedings, including the costs of possible indemnification claims by the individual named defendants, or any potential settlement payments. The costs of defending or settling these legal proceedings will likely be significant. At this time we are not able to accurately estimate the costs of the defense or of a potential settlement, as the defendants were just served, but we believe that these costs will have a material adverse effect on our cash balances and will be another factor requiring the Company to raise additional funds.

During fiscal 2004, warrants were exercised which resulted in us receiving proceeds totaling approximately $2.3 million. In addition, in August 2004 we raised $5 million through a financing. At December 31, 2004, we had working capital of $4.3 million, including unrestricted cash of $3.2 million.

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

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4.” (“SFAS 151”). SFAS 151 amends ARB 43, Chapter 4 to clarify that “abnormal” amounts of idle freight, handling costs and spoilage should be recognized as current period charges. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 152 “Accounting for Real Estate Time-Sharing Transactions – an amendment of FASB statements No. 66 and 67” (“SFAS 152”). SFAS 152 amends SFAS 66 and 67 to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. SFAS 152 is effective for financial statement for fiscal years beginning after June 15, 2005. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Non-monetary Assets – an amendment of APB opinion No. 29” (“SFAS 153”). SFAS 153 clarifies that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged, with a general exception for exchanges that have no commercial substance. SFAS 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

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

We incurred net losses of approximately $2.9 million for the three months ended December 31, 2004, $11.6 million for the nine months ended September 30, 2004, $7.2 million for the twelve months ended December 31, 2003 and $19.3 million (before accretion on preferred stock of $14.9 million) for the twelve months ended December 31, 2002. Because we have had losses, we have funded our operating activities to date from the sale of securities, including our most recent financings in August 2004 and January 2002 as well as from the proceeds from the related exercise of warrants issued in connection with the 2002 financing. However, to grow our business significantly and to fund additional losses, we will need additional capital. We cannot be certain that any such financing will be available on acceptable terms, or at all. Moreover, additional equity financing, if available, would likely be dilutive to the holders of our common stock, and debt financing, if available, would likely involve restrictive covenants. If we cannot raise sufficient additional capital, it would adversely affect our ability to achieve our business objectives and to continue as a going concern.

We have a history of losses and may never achieve or sustain profitability.

As of December 31, 2004, we had an accumulated deficit of $194.0 million. We incurred net losses of approximately $2.9 million for the three months ended December 31, 2004, $11.6 million for the nine months ended September 30, 2004, $7.2 million for the twelve months ended December 31, 2003 and $19.3 million (before accretion on preferred stock of $14.9 million) for the twelve months ended December 31, 2002. We may continue to incur net losses and these losses may be substantial. Furthermore, we may continue to generate significant negative cash flow in the future. We will need to generate substantially higher revenue to achieve and sustain profitability and positive cash flow. Our ability to generate future revenue and achieve profitability will depend on a number of factors, many of which are described throughout this section. If we are unable to achieve or maintain profitability, we will be unable to build a sustainable business. In this event, our share price and the value of your investment would likely decline and we might be unable to continue as a going concern.

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

Our quarterly operating results have fluctuated significantly in the past and are likely to continue to do so in the future. The many factors that could cause our quarterly results to fluctuate include, in part:

•	level of sales and recognition of revenue;

•	mix of high and low margin products;

•	availability and pricing of wafers;

•	timing of introducing new products, including, but not limited to, the introduction of new products based on the lower cost “Godzilla” architecture, lower cost versions of existing products, fluctuations in manufacturing yields and other problems or delays in the fabrication, assembly, testing or delivery of products;

•	rate of development of target markets; and

•	increases in inventory reserves associated with slow moving, excess and obsolete inventory.

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

Our sales are generally made pursuant to individual purchase orders that may be canceled or deferred by customers on short notice without significant penalty. Thus, orders in backlog may not result in future revenue. In the past, we have had cancellations and deferrals by customers. Any cancellation or deferral of product orders could result in us holding excess inventory, or result in obsolete inventory over time, which could seriously harm our profit margins and restrict our ability to fund our operations. For example, during the quarter ended September 30, 2004, we recorded a provision for slow moving, excess and obsolete inventory of approximately $4.3 million. Our inventory and purchase commitments are based on expected demand and not necessarily built for firm purchase commitments for our customers. Because of the required delivery lead time, we need to carry a high level of inventory in comparison to past sales. We recognize revenue upon shipment of products to the end customer and, in the case of distributor sales, based upon receipt of point-of-sales report from the distributor. Although we have not experienced customer refusals to accept shipped products or material difficulties in collecting accounts receivable, such refusals or collection difficulties are possible and could result in significant charges against income, which could seriously harm our revenues and our cash flow.

We rely on a small number of customers and sales by distributors for most of our revenue and a decrease in revenue from these customers could seriously harm our business.

A relatively small number of customers have accounted for most of our revenues to date. Any reduction or delay in sales of our products to one or more of these key customers could seriously reduce our sales volume and revenue and adversely affect our operating results. Our top five end customers accounted for 59% of revenue in the transition period ended September 30, 2004 versus 68% and 67% in 2003 and 2002 respectively. Our primary customer in the three months ended December 31, 2004 was Alcatel representing 14% of our revenue. Our primary end customers in the transition period ended September 30, 2004 were Alcatel, Kyoshin Technosonic Co., Ltd. (“KTS”) and JVC representing 19%, 15% and 11% of revenue, respectively. In 2003, our primary end customers were KTS, Samsung and Apple representing 24%, 18% and 15% of revenue, respectively. Apple and Apex Digital Inc. were our top two end customers in 2002, representing 31% and 19% of revenue, respectively. We expect that we will continue to rely on the success of our largest customers and on our success in selling our existing and future products to those customers in significant quantities. In addition, approximately 69% of our revenue in the transition period ended September 30, 2004 was from our largest distributor, Macnica. We cannot be sure that we will retain our largest customers (whether from inside sales or through our distributors) or that we will be able to obtain additional key customers or replace key customers we may lose or who may reduce their purchases.

We currently rely on sales of three products for a significant portion of our revenue, and the failure of these products to be successful in the future could substantially reduce our sales.

We currently rely on sales of our TA2024, TA2020 digital audio amplifier products and TLD4012 DSL line driver to generate a significant portion of our revenue. Sales of these products amounted to 45% of our revenue for the three months ended December 31, 2004, 72% of our revenue for the nine months ended September 30, 2004, 76% of our revenue for the twelve months ended December 31, 2003 and 68% of our revenue for the twelve months ended December 31, 2002. We have developed additional products and plan to introduce more products in the future, but there can be no assurance that these products will be commercially successful. Consequently, if our existing products are not successful, our sales could decline substantially.

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

We currently obtain almost all of our manufacturing, assembly and test services from suppliers located outside the United States and may expand our manufacturing activities abroad. Approximately 88% and 94%, respectively, of our total revenue for the three months ended December 31, 2004 and for the nine months ended September 30, 2004, was derived from sales to end customers based outside the United States. In 2003 and 2002, 78% and 61%, respectively, of our total revenue was derived from sales to end customers based outside of the United States. In addition, we often ship products to our domestic customers’ international manufacturing divisions and subcontractors.

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

We do not have third party insurance coverage to offset the cost of defending the pending securities class action and derivative litigation and, therefore, defending the litigation matters set forth in this quarterly report on Form 10-Q will likely materially and adversely affect our financial condition.

Our financial condition will likely be materially adversely affected by the pendency of the litigation referenced in this Quarterly Report on Form 10-Q because we do not have third-party insurance coverage for either the costs of defending these lawsuits, including the costs of possible indemnification claims by the individual named defendants, or settling such litigation. We believe that the cost of defending or settling such litigation will have a material adverse effect on our cash balances and will be another factor requiring us to raise additional funds. In addition, these matters will require devotion of significant management resources which may also adversely affect our business operations.

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

Our business depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws to protect our proprietary technologies. We cannot be sure that such measures will provide meaningful protection for our proprietary technologies and processes. As of December 31, 2004, we had 38 issued United States patents, and 8 additional United States patent applications which are pending. In addition, we had 17 international patents issued and an additional 23 international patents pending. We cannot be sure that any patent will issue as a result of these applications or future applications or, if issued, that any claims allowed will be sufficient to protect our technology. In addition, we cannot be sure that any existing or future patents will not be challenged, invalidated or circumvented, or that any right granted thereunder would provide us meaningful protection. The failure of any patents to provide protection to our technology would make it easier for our competitors to offer similar products. In connection with our participation in the development of various industry standards, we may be required to agree to license certain of our patents to other parties, including our competitors, that develop products based upon the adopted standards.

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

The threat of terrorist attacks involving the United States, the instability in the Middle East, a decline in consumer confidence and continued economic weakness and geo-political instability have had a substantial adverse effect on the economy. If consumer confidence does not recover, our revenues may be adversely affected for fiscal 2005 and beyond. Moreover, any further terrorist attacks involving the U.S., or any additional U.S. military actions overseas may disrupt our operations or those of our customers and suppliers. These events have had and may continue to have an adverse impact on the U.S. and world economy in general and consumer confidence and spending in particular, which could harm our sales. Any of these events could increase volatility in the U.S. and world financial markets which could harm our stock price and may limit the capital resources available to us and our customers or suppliers. This could have a significant impact on our operating results, revenues and costs and may result in increased volatility in the market price of our common stock.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk of loss. Some of the securities that we may acquire in the future may be subject to market risk for changes in interest rates. To mitigate this risk, we plan to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, which may include commercial paper, money market funds, government and non- government debt securities. We manage the sensitivity of our results of operations to these risks by maintaining a conservative portfolio, which is comprised solely of highly-rated, short-term investments. We do not hold or issue derivative, derivative commodity instruments or other financial instruments for trading purposes. Currently we are exposed to minimal market risks. Due to the short-term and liquid nature of our portfolio, if interest rates were to fluctuate by 10% from rates at December 31, 2004 and December 31, 2003, our financial position and results of operations would not be materially affected.

Item 4. Controls and Procedures

Controls Evaluation and Related CEO and CFO Certifications

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) and has allowed us to make conclusions, as set forth below, regarding the state of our disclosure controls and procedures.

Attached as exhibits to this Quarterly Report are certifications of the CEO and the CFO, which are required in accordance with Rule 13a-14 of the Exchange Act. This “Controls and Procedures” section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, to allow timely decisions regarding required disclosure. Our disclosure controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the U.S. To the extent that components of our internal control over financial reporting are included within our disclosure controls, they are included in the scope of our quarterly controls evaluation.

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

Scope of the Controls Evaluation

The evaluation of our disclosure controls and procedures included a review of the controls’ objectives and design, the Company’s implementation of the controls and the effect of the controls on the information generated for use in this Quarterly Report. During the evaluation of our controls and procedures, we looked to identify data errors, control problems or acts of fraud and confirm that appropriate corrective action (including process improvements) was being undertaken. This evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the disclosure controls and procedures can be reported in our Quarterly Reports on Form 10-Q and to supplement our disclosures made in our Transitional Report on Form 10-K/T. The overall goal of the evaluation activity is to monitor our disclosure controls and procedures, and to modify them as necessary. We intend to maintain our disclosure controls and procedures as a dynamic system that changes as conditions warrant.

We also considered whether our evaluation identified any “significant deficiencies” or “material weaknesses” in our internal control over financial reporting, and whether we identified any acts of fraud involving personnel with a significant role in our internal control over financial reporting. Emphasis was placed on this information as it was important both for the controls evaluation and because Item 5 in the certifications of the CEO and CFO requires that they disclose that information to our Board of Director’s Audit Committee and to our independent auditors. In the professional auditing literature, “significant deficiencies” are defined as a control deficiency, or combination of deficiencies, that adversely affects our ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of our financial statements that is more than inconsequential will not be prevented or detected. Auditing literature defines “material weakness” as a “significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.”

As previously disclosed in our current report on Form 8-K dated October 18, 2004 and filed on October 22, 2004, in October 2004, our former independent registered public accountants, BDO Seidman LLP (“BDO”) provided our Audit Committee with a letter citing what BDO asserted are two “material weaknesses” over our internal financial controls: one regarding the lack of effectiveness of our Audit Committee and the other regarding the lack of controls in place to estimate distributor returns in accordance with SFAS No. 48. In response to this letter, we added an additional independent member to its Board of Directors and Audit Committee who the Board of Directors determined was an Audit Committee Financial Expert, as such term is defined under rules promulgated by the Securities and Exchange Commission. We believe that there is no material weakness regarding the effectiveness of its Audit Committee following the appointment of such new member. In addition, the Audit Committee instructed our Chief Financial Officer to conduct an internal investigation as to the verbal concerns raised by BDO regarding the appropriate accounting for approximately $1.3 million of product that, upon our inquiries, one of our distributors (the “Distributor”) reported had been returned to the Distributor by the Distributor’s customers. As a result of the internal investigation concerning the circumstances surrounding and the appropriate accounting for approximately $1.4 million of product that, upon our inquiries, the Distributor reported had been returned to the Distributor by the Distributor’s customers, on January 25, 2005, the Audit Committee determined that we should restate certain financial information previously reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

Changes in Internal Controls Over Financial Reporting.

Following the end of the period covered by this Quarterly Report on Form 10-Q, we determined that certain changes were warranted in our internal control over financial reporting regarding the review of sales orders. As a result, we have implemented a requirement that our sales personnel, including those managing our distributor relationships, certify in writing to our finance department that all arrangements relating to sales transactions are contained in the operative sales agreement or related purchase order provided to our finance department. In addition, the point-of-sale reports from our distributors, which are used as part of our revenue recognition policies and indicate shipment by the distributor of our products, include attestation that there are no arrangements related to rights of return, pricing, discounting, or other marketing concessions that are not contained in the operative sales agreement or related purchase order for the sale transaction and that there is a corresponding valid purchase order from the end customer for the sale of the product that is the subject of the point-of-sale report. Going forward, before sales from distributors are recognized, the distributor will certify to us that the final sales agreement and/or invoice include all of the terms related to the sale and return of our products and that copies of such agreements and/or invoices are delivered to us at the same time as the order confirmation.

Conclusions

Based upon the evaluation of the effectiveness of our disclosure controls and procedures, our CEO and CFO have concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be included in our Exchange Act reports, including this Quarterly Report on Form 10-Q is made known to management, including the CEO and CFO, on a timely basis. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2004, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

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

The Audit Committee investigation and discussion included a review of our compliance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements (“SAB 104”) as applied to the circumstances surrounding the Product Return. Under SAB 104, a requirement for revenue recognition is that all of the following criteria must be met: (1) there is persuasive evidence that an arrangement exists, (2) delivery of goods has occurred, (3) the sales price is fixed or determinable, and (4) collectibility is reasonably assured. In addition, pursuant to our revenue recognition policy, for sales to distributors, we defer recognition of revenue until such time that the distributor sells products to its customers based upon receipt of point-of-sales reports from the distributor. In limited circumstances, revenue may be recognized when sold to a distributor if the distributor acknowledges in writing that there is no right of return and such sale also otherwise meets the SAB 104 requirements. The internal investigation revealed that approximately $1.4 million of a sale of our product to the Distributor did not meet the foregoing criteria because our former employee had agreed that the Distributor could return the product at the Distributor’s discretion, which forms the basis of the Restatement. This former employee had on this occasion agreed to a term of sale that was outside of our standard practices and was not referenced in the documentation related to the sale submitted to our finance department. Given the discovery of this arrangement for the Distributor to return the product, the Audit Committee concluded on January 25, 2005 that we should restate certain financial information that was previously reported in our Form 10-Q for the quarter ended June 30, 2004 filed with the Securities and Exchange Commission on August 6, 2004 (the “Restatement”). For more information regarding the Restatement, please see Note 9 to our consolidated financial statements, “Supplementary Financial Information” in our Transition Report on Form 10-K/T filed with the Securities and Exchange Commission on February 3, 2005. In addition, the Audit Committee approved certain changes to our internal controls over financial reporting as an additional remedial action in response to the report of our litigation counsel and our forensic accountant and to the report by our Chief Financial Officer. For more information regarding these changes, please see Part I, Item 4, “Controls and Procedures.” The Audit Committee is continuing its internal investigation and continues to monitor this situation and will consider and implement additional remedial actions it deems necessary.

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

Item 6. Exhibits

See Exhibit Index below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.

Tripath Technology Inc.

Date: February 3, 2005

By:	/s/ Clarke Seniff
Clarke Seniff
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