Form 10-Q
period 2005-03-31
TRIPATH TECHNOLOGY INC
filed 2005-05-17
CIK 1045739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

55,345,746 shares of the Registrant’s common stock were outstanding as of May 2, 2005.

PART I. Financial Information

Item 1. Financial Statements

TRIPATH TECHNOLOGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2005 (Unaudited)	September 30, 2004 Restated (Audited)
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$5,091	$7,339
Accounts receivable, net	346	1,019
Inventories, net	3,520	3,939
Prepaid expenses and other current assets	947	212

Total current assets	9,904	12,509

Property and equipment, net	1,232	1,674
Other assets	126	123

Total assets	$11,262	$14,306

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$990	$2,908
Current portion of capital lease obligations	336	664
Current portion of deferred rent	285	266
Accrued expenses	656	764
Deferred distributor revenue	1,183	1,075
Warrant liability	715	—

Total current liabilities	4,165	5,677

Long term liabilities	386	571

Commitments and contingencies (see Note 12)

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 55,343,896 and 50,043,158 shares issued and outstanding at March 31, 2005 (unaudited) and September 30, 2004, respectively	55	49
Additional paid-in capital	202,555	199,333
Deferred stock-based compensation	(14)	(95)
Accumulated deficit	(195,885)	(191,229)

Total stockholders’ equity	6,711	8,058

Total liabilities and stockholders’ equity	$11,262	$14,306

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TRIPATH TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

Unaudited

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004 Restated	2005	2004
Revenue	$2,728	$3,273	$4,401	$7,399
Cost of revenue	990	2,373	2,217	5,142

Gross profit	1,738	900	2,184	2,257

Operating expenses:
Research and development	1,962	1,718	3,863	3,387
Selling, general and administrative	1,790	1,269	3,218	2,351

Total operating expenses	3,752	2,987	7,081	5,738

Loss from operations	(2,014)	(2,087)	(4,897)	(3,481)
Gain on revaluation of warrant liability	252	—	252	—
Interest and other income (expense), net	(16)	8	(11)	16

Net loss	$(1,778)	$(2,079)	$(4,656)	$(3,465)

Basic and diluted net loss per share	$(0.03)	$(0.05)	$(0.09)	$(0.07)

Weighted average number of common shares used in computing basic and diluted net loss per share	51,950	45,266	51,923	46,845

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TRIPATH TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Unaudited

	Six Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(4,656)	$(3,465)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on revaluation of warrant liability	(252)	—
Depreciation and amortization	463	560
Deferred Rent	(128)	104
Allowance for doubtful accounts	(50)	—
Provision for slow moving, excess and obsolete inventory	(1,467)	243
Stock-based compensation	81	87
Changes in assets and liabilities:
Accounts receivable, net	723	(758)
Inventories, net	1,886	(3,822)
Prepaid expenses and other assets	(738)	(102)
Accounts payable	(1,918)	2,232
Accrued expenses	(108)	248
Deferred distributor revenue	108	1,267

Net cash used in operating activities	(6,056)	(3,406)

Cash flows from investing activities:
Purchase of property and equipment	(21)	(519)

Net cash used in investing activities	(21)	(519)

Cash flows from financing activities:

Net proceeds from issuance of common stock	4,195	4,270
Principal payments on capital lease obligations	(366)	(250)

Net cash provided by financing activities	3,829	4,020

Net increase (decrease) in cash and cash equivalents	(2,248)	95
Cash, cash equivalents, and restricted cash, beginning of period	7,339	9,088

Cash, cash equivalents, and restricted cash, end of period	$5,091	$9,183

Non-cash financing activity:
Property and equipment acquired by capital lease	$—	$317

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Tripath Technology Inc.

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The unaudited condensed interim consolidated financial statements included herein have been prepared by Tripath Technology Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary to state fairly the Company’s financial position, results of operations and cash flows for the periods presented. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Transition Report on Form 10-K/T as restated (refer to Note 16) for the transition period ended September 30, 2004. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year.

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

The Company’s consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred substantial losses and has experienced negative cash flow since inception and has an accumulated deficit of $195.9 million at March 31, 2005.

Beginning in August 2001, the Company instituted programs to reduce expenses including reducing headcount from 144 employees at the end of July 2001 to 63 employees at the end of March 2005 and reducing employees’ salaries by 10%. In September 2002 the Company relocated its headquarters which reduced rent expense and canceled its D&O policy which reduced insurance expense. These actions resulted in significant cost savings in 2003. The Company reduced its cash used in operating activities from approximately $13.0 million in 2002 to approximately $4.1 million in 2003. However, for the nine months ended September 30, 2004, cash used in operating activities increased to $9.1 million. For the six months ended March 31, 2005, cash used in operating activities was $6.0 million.

During 2004, warrants were exercised which resulted in the Company receiving proceeds totaling approximately $2.3 million. In addition, in August 2004 we raised $5.0 million through financing and in March 2005 we raised $4.0 million through a private placement. At March 31, 2005, the Company had working capital of $6.5 million, including cash of $5.1 million.

The Company is aware that its existing working capital at March 31, 2005 may not be sufficient to meet its operating, working capital, investing and financing requirements for the next twelve months. The Company has not made any adjustment to its consolidated financial statements as a result of the potential outcome of the uncertainty described above.

Tripath Technology Inc.

Notes to Condensed Interim Consolidated Financial Statements—(Continued)

(Unaudited)

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

Sales to Distributors: Sales to distributors are made under arrangements allowing limited rights of return, generally under product warranty provisions, stock rotation rights and price protection on products unsold by the distributor. In addition, the distributor may request special pricing and allowances which may be granted subject to the company’s approval. As a result of these return rights and potential pricing adjustments, the Company generally defers recognition of revenue until such time that the distributor sells product to its customer based upon receipt of point-of-sale reports from the distributor.

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

Total potential common stock of 11,392,000 and 8,912,000 shares were not included in the diluted net loss per share calculation for the periods ended March 31, 2005 and 2004, respectively, because to do so would be anti-dilutive.

Tripath Technology Inc.

Notes to Condensed Interim Consolidated Financial Statements—(Continued)

(Unaudited)

The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share amounts):

	Three months ended March 31,		Six months ended March 31,
	2005	2004 Restated	2005	2004
Numerator:
Net loss	$(1,778)	$(2,079)	$(4,656)	$(3,465)

Denominator:
Weighted average common stock	51,950	45,266	51,923	46,845

Net loss per share:
Basic and diluted	$(0.03)	$(0.05)	$(0.09)	$(0.07)

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

The following table sets forth, for each of the periods presented, the deferred stock-based compensation recorded and the amortization of deferred stock-based compensation (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004
Deferred stock-based compensation	$—	$—	$—	$6
Amortization of deferred stock-based compensation	$40	$42	$81	$87

Unamortized deferred stock-based compensation at March 31, 2005 and September 30, 2004 was $14,000 and $95,000 respectively.

5. Accounting for stock-based compensation

The Company accounts for its stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income for the periods ended March 31, 2005 and 2004, as all options granted under those plans had an exercise price that was at least equal to the market value of the underlying common stock on the date of grant.

Tripath Technology Inc.

Notes to Condensed Interim Consolidated Financial Statements—(Continued)

(Unaudited)

The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation.

	Three months ended March 31,		Six months ended March 31,
	2005	2004 Restated	2005	2004
Net loss applicable to common stockholders, as reported	$(1,778)	$(2,079)	$(4,656)	$(3,465)
Total stock-based employee compensation expense included in the net loss, determined under the recognition and measurement principles of APB Opinion No. 25, net of related tax effects	40	42	81	87
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(329)	(708)	(1,364)	(1,187)

Pro forma net loss applicable to common stockholders	$(2,067)	$(2,745)	$(5,939)	$(4,565)

Loss per share:
Basic and diluted—as reported	$(0.03)	$(0.05)	$(0.09)	$(0.07)

Basic and diluted—pro forma	$(0.04)	$(0.05)	$(0.11)	$(0.10)

6. Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market funds, the fair value of which approximates cost.

The Company has entered into a Security Agreement to provide collateral for an outstanding standby letter of credit which totaled approximately $160,000 at March 31, 2005. The collateral is considered restricted cash.

7. Concentration of credit risk and significant customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. Substantially all of the Company’s cash and cash equivalents are invested in highly-liquid money market funds with major financial institutions. The Company sells its products through distributors and directly to original equipment manufacturers. The Company performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses, as considered necessary by management. Credit losses to date have been consistent with management’s estimates. During the quarters ended March 31, 2005 and 2004, the Company had minimal bad debts write-offs.

The following table summarizes sales to end customers comprising 10% or more of the Company’s total revenue for the periods indicated:

	% of Revenue for the Three Months Ended March 31,		% of Revenue for the Six Months Ended March 31,
	2005	2004	2005	2004
Customer A	20%	—	17%	—
Customer B	13%	40%	10%	33%
Customer C	10%	—	—	—
Customer D	—	13%	—	21%

Tripath Technology Inc.

Notes to Condensed Interim Consolidated Financial Statements—(Continued)

(Unaudited)

The Company’s accounts receivable were concentrated with five customers at March 31, 2005 representing 24%, 14%, 11%, 9%, and 9% of aggregate gross receivables and with four customers at September 30, 2004 representing 46%, 16%, 9% and 9% of aggregate gross receivables.

8. Inventories

Inventories are stated at the lower of cost or market. This policy requires the Company to make estimates regarding the market value of the Company’s inventory, including an assessment of excess or obsolete inventory. The Company determines excess and obsolete inventory based on an estimate of the future demand and estimated selling prices for the Company’s products within a specified time horizon, generally 12 months. The estimates the Company uses for expected demand are also used for near-term capacity planning and inventory purchasing and are consistent with the Company’s revenue forecasts. Actual demand and market conditions may be different from those projected by the Company’s management. If the Company’s unit demand forecast is less than the Company’s current inventory levels and purchase commitments, during the specified time horizon, or if the estimated selling price is less than the Company’s inventory value, the Company will be required to take additional excess inventory charges or write-downs to the net realizable value which will decrease the Company’s gross margin and net operating results in the future. During the quarter ended March 31, 2002, the Company recorded a provision for slow moving, excess, and obsolete inventory of approximately $5.0 million related to excess inventory for the Company’s TA2022 product as a result of a decrease in forecasted sales for this product. In fiscal 2004, the Company increased the inventory reserves by an additional $4.3 million from $4.9 million to $9.2 million to account for slow moving, excess, and obsolete inventory. The additional inventory charge related to slow-moving and excess inventory for our TA1101B, TA3020, TA2041, TA2022 and leaded TA2024 products, the TK2350, TK2051, TK2150, TK2050 and TK2052 chipsets, and Kauai 2BB and U461 die based on a decline in forecasted sales for these parts. During the quarter ended March 31, 2005, the Company released a net amount of approximately $1.5 million of inventory reserves for products sold that were previously reserved for.

Inventories, net, are comprised of the following (in thousands):

	March 31, 2005	September 30, 2004 Restated
Raw materials	$7,515	$6,668
Work-in-process	128	847
Finished goods	2,638	4,938
Inventory held by distributors	970	685
Less: reserve for slow-moving, excess and obsolete inventory	(7,731)	(9,199)

Total	$3,520	$3,939

9. Warrant liability

On March 3, 2005, the Company completed a private placement which resulted in gross proceeds of $4.4 million. In connection with this private placement the Company sold 4,833,335 shares of common stock at a price of $0.90 per share and issued warrants to purchase up to 966,667 shares of common stock. The warrants have a term of 3.5 years and an exercise price equal to $1.25. Since the warrants are subject to certain registration rights, the Company recorded a warrant liability, totaling $967,000, in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The registration rights provide for the Company to file with the Securities and Exchange Commission a Registration

Tripath Technology Inc.

Notes to Condensed Interim Consolidated Financial Statements—(Continued)

(Unaudited)

Statement covering the resale of all of the securities issued in connection with the private placement. The Company is subject to certain penalties if the Registration Statement is not declared effective by the stipulated deadline. The Company valued the warrants using the Black-Scholes option pricing model, applying a life of 3.5 years, a risk free interest rate of 4.02%, an expected dividend yield of 0%, a volatility of 154% and a deemed fair value of common stock of $1.17 which was the closing price of the Company’s common stock on March 3, 2005. In accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”, the Company revalued the warrants as of March 31, 2005 using the Black-Scholes option pricing model. Assumptions regarding the life, the expected dividend yield and volatility were left unchanged but the Company did apply a risk free interest rate of 4.18% and a deemed fair value of common stock of $0.89, which was the closing price of the Company’s common stock on March 31, 2005. The difference of $252,000 between the fair value of the warrants as of March 31, 2005 and the original valuation of $967,000 as of March 3, 2005 has been recorded as a gain on revaluation of warrant liability. Upon the registration statement covering the shares underlying the warrants being declared effective, the fair value of the warrants on that date will be reclassified to equity.

10. Common Stock

In March 2005 the Company completed a private placement of common stock and common stock purchase warrants with certain institutional investors. The Company agreed to sell an aggregate of approximately 4,833,335 shares of common stock at $0.90 per share. The investors will also receive warrants to purchase an aggregate of approximately 966,667 shares of the Company’s common stock at an exercise price of $1.25 per share.

On March 2, 2005 the Company entered into a Severance Agreement and Release (the “Agreement”) with its former Chief Financial Officer. Pursuant to the Agreement, the vesting of the former Chief Financial Officer’s stock options was accelerated so that options to purchase 75,000 shares of the Company’s common stock became fully vested and exercisable. Such options have an exercise price of $1.85 per share and are exercisable at any time up to September 15, 2005. The Company has recorded compensation expense totaling $19,000 related to the acceleration of the vesting of these options.

11. Segment and geographic information

The Company has determined that it has one reportable business segment: the design, license and marketing of integrated circuits.

The following is a geographic breakdown of the Company’s sales by shipping destination for the following periods (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Europe	$508	$340	$758	$555
Korea	62	0	275	1,311
United States	121	529	320	753
Japan	1,544	2,126	2,326	4,037
Taiwan	131	98	159	505
China	338	141	527	191
Rest of World	24	39	36	47

	$2,728	$3,273	$4,401	$7,399

Tripath Technology Inc.

Notes to Condensed Interim Consolidated Financial Statements—(Continued)

(Unaudited)

Approximately 96% of the Company’s total revenue for the three months ended March 31, 2005 was derived from sales to end customers based outside the United States. The same percentage of the Company’s total revenue for the three months ended March 31, 2004 was derived from sales to end customers based outside the United States.

12. Commitments and contingencies

Lease commitments: The Company leases office space and equipment under non-cancelable operating leases. The Company also has a capital lease for research and development related software and a capital lease for manufacturing test equipment.

The Company’s total commitments on its operating and capital leases and inventory purchases as of March 31, 2005, were as follows (in thousands):

Year ending September 30,	Operating Leases	Capital Leases	Inventory Purchase Commitments
2005	$554	$315	$766
2006	1,036	86	—
2007	537	21	—

Total minimum lease payments	$2,127	422	$766

Less: amount representing interest		(24)

Present value of minimum lease payments		398
Less: current portion of capital lease obligations		(336)

Long-term capital lease obligations		$62

Contingencies: From time to time, in the normal course of business, various claims could be made against the Company. At March 31, 2005, there were no pending claims the outcome of which is expected to result in a material adverse effect on the financial position or results of operations of the Company.

13. Guarantees

In November 2002, the FASB issued FIN No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34.” The following is a summary of the Company’s agreements that the Company has determined are within the scope of FIN 45.

The Company provides a limited warranty for up to one year for any defective products. During the quarter ended March 31, 2005 and for the transition period ended September 30, 2004, warranty expense was insignificant. The Company has a reserve for warranty costs of $30,000, which has not changed in the past quarter.

In March 2004, the Company entered into a Security Agreement to provide collateral for outstanding standby letters of credit which totaled $0.7 million at December 31, 2004. In March 2005, one of these standby letters of credit expired. The remaining outstanding standby letter of credit totals approximately $0.2 million.

Pursuant to its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification

Tripath Technology Inc.

Notes to Condensed Interim Consolidated Financial Statements—(Continued)

(Unaudited)

period is for the officer’s or director’s lifetime. The Company is likely to incur costs in connection with these indemnification agreements as a result of the recent litigation. However, the Company has no liabilities recorded for these agreements as of March 31, 2005 as the Company is unable to estimate these liabilities at this time. During the quarter ended December 31, 2004 the Company obtained a new Directors and Officers (“D&O”) Liability Insurance policy. However, this new D&O policy does not cover the lawsuits described in Note 15 although the claims involved in these lawsuits may be covered by the aforementioned indemnification agreements.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors and customers, its sublandlord and (ii) its agreements with investors. Under these provisions the Company has agreed to generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. To date, the Company has not incurred any costs in connection with these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2005.

14. Recent Accounting Pronouncements

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

In December 2004, the FASB revised SFAS No. 123 (SFAS 123 (R)”). SFAS 123 (R), “Share-Based Payment”, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition. SFAS 123 (R) is effective for periods beginning after June 15, 2005. On

Tripath Technology Inc.

Notes to Condensed Interim Consolidated Financial Statements—(Continued)

(Unaudited)

April 14, 2005, the SEC announced the adoption of a new rule that amended the compliance dates for SFAS 123 (R). Under the new rule, companies are allowed to implement SFAS 123 (R) at the beginning of the next fiscal year, instead of the next reporting period, that begins after June 15, 2005. The Company is required to comply with SFAS 123 (R) beginning with the Company’s fiscal quarter ending December 31, 2005. SFAS 123 (R) provides transition alternatives for public companies to restate prior interim periods or prior years. The Company is still evaluating the transition provisions allowed by SFAS 123 (R).

In March 2005, the SEC released SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 provides the SEC staff’s position regarding the application of SFAS 123(R) and certain SEC rules and regulations, and also provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company is currently reviewing the effect, if any, that the application of SAB 107 will have on the Company’s financial position and results of operations.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which clarifies the term “conditional asset retirement obligations” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations.” The Company does not anticipate that the application of FIN 47 will have a material impact on the Company’s financial position and results of operations.

15. Litigation

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

SEC Investigation

On or about November 9, 2004, the U.S. Securities and Exchange Commission (the “SEC”) requested that the Company voluntarily produce documents responsive to certain document requests in the investigation entitled In the Matter of Tripath Technology, Inc. On or about January 25, 2004, February 14, 2005, and February 16, 2005, the SEC made additional documents requests. On or about March 30, 2005, the SEC issued a subpoena to the Company seeking additional documents. The Company has produced documents and is continuing to produce documents in response to the SEC’s voluntary requests as well as the subpoena. The Company has cooperated with the SEC in its review of these matters.

On or about February 24, 2005, the SEC, pursuant to Section 20(a) of the Securities Act and Section 21(a) of the Exchange Act, issued a formal order of private investigation to determine whether there have been any violations of Section 17(a) of the Securities Act and Sections 10(b), 13(a), 13(b)(2)(A), 13(b)(2)(B) and 13(b)(5) of the Exchange Act and Rules 10b-5, 12b-20, 13a-13, 13a-14, 13b2-1 and 13b2-2 thereunder.

Federal Securities Class Actions

Beginning on November 4, 2004, plaintiffs filed four separate complaints purporting to be class actions in the United States District Court for the Northern District of California alleging that the Company and certain of

Tripath Technology Inc.

Notes to Condensed Interim Consolidated Financial Statements—(Continued)

(Unaudited)

its officers and/or directors violated Sections 10(b) and 20(a) of the Exchange Act. Plaintiffs purport to represent a putative class of shareholders who purchased or otherwise acquired Tripath securities between January 29, 2004 and October 22, 2004. The complaints contain varying allegations, including that the Company and the individual defendants made materially false and misleading statements with respect to its financial results and with respect to the Company’s business, prospects and operations in its filings with the SEC, press releases and other disclosures. The complaints seek unspecified compensatory damages, attorneys’ fees, expert witness fees, costs and such other relief as may be awarded by the Court.

On December 22, 2004, the Court entered a stipulation and order consolidating all of these complaints and ordering that the defendants need not respond to any of these complaints until after plaintiffs file a consolidated complaint. The Court further ordered plaintiffs to file a consolidated complaint within sixty (60) days after the Court entered an order adjudicating the pending motions for the appointment of lead plaintiff.

On January 4, 2005, plaintiffs filed motions for the appointment of lead plaintiff. The Court, by Order dated January 28, 2005, appointed Robert Poteet as the sole lead plaintiff and approved Milberg Weiss Bershad & Schulman LLP as lead counsel. On March 10, 2005, the Court granted the parties’ stipulated request to extend lead plaintiff’s time for filing the consolidated complaint from March 29, 2005 to May 31, 2005. By order dated May 16, 2005, the Court extended lead plaintiffs’ time for filing the consolidated complaint from May 31, 2005 to June 28, 2005.

The parties currently are engaged in settlement discussions.

Derivative Shareholder Litigation

On December 7, 2004, plaintiff Mildred Lyon filed a purported derivative action in Santa Clara Superior Court against the Company and certain of its officers and/or directors. This complaint appears to be based upon the same facts and circumstances as the federal class actions and makes the following claims: violation of Section 25402 of the California Corporations Code, breach of fiduciary duty and misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. On this basis, the complaint seeks unspecified compensatory damages, treble damages under Section 25502.5(a) of the California Corporations Code, extraordinary equitable and/or injunctive relief, restitution and disgorgement, attorneys’ fees, expert witness fees, costs, and such other relief as may be ordered by the Court.

On December 27, 2004, the Court entered a stipulation and order extending the time for the Company to respond to the complaint to February 23, 2005. On February 16, 2005, the Court entered an order further extending the time for the Company to respond to the complaint to March 25, 2005. On March 10, the Court ordered that the individual defendants shall have through and including April 25, 2005 to file any motions to quash and/or dismiss for lack of personal jurisdiction, and that all defendants shall have thirty (30) days from the date the court issues a ruling on any motions to quash and/or dismiss for lack of personal jurisdiction to respond to the complaint, or in the event that no such motions are brought, extended the time for all defendants to respond to the complaint to April 25, 2005.

On March 30, 2005, the Court rescheduled the Case Management Conference to July 12, 2005. On April 4, 2005, the Court ordered that all deadlines shall be stayed for Defendants filing any motions to quash and/or dismiss for lack of personal jurisdictions, or otherwise respond to the Complaint, until such date as the parties mutually designate to the Court for the Court’s approval. The parties currently are engaged in settlement discussions.

Tripath Technology Inc.

Notes to Condensed Interim Consolidated Financial Statements—(Continued)

(Unaudited)

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

Tripath Technology Inc.

Notes to Condensed Interim Consolidated Financial Statements—(Continued)

(Unaudited)

Company’s internal controls over financial reporting as an additional remedial action in response to the report of the litigation counsel and its forensic accountant and to the report by the Company’s Chief Financial Officer. For more information regarding these changes, please see Item 9A, “Controls and Procedures.”

16. Restatement of Previously Reported Quarterly Financial Information

As originally described in the Company’s Current Report on Form 8-K dated October 18, 2004 and filed with the Securities and Exchange Commission on October 22, 2004 (the “Prior 8-K”), the Company’s Audit Committee initiated an internal investigation regarding certain purported product returns (the “Product Returns”) to one of the Company’s distributors, Macnica Japan (“Macnica”), by its customers. The Audit Committee investigation and discussion included a review of the Company’s compliance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements” (“SAB 104”) as applied to the circumstances surrounding the Product Returns. Under SAB 104, a requirement for revenue recognition is that all of the following criteria must be met: (1) there is persuasive evidence that an arrangement exists, (2) delivery of goods has occurred, (3) the sales price is fixed or determinable, and (4) collectibility is reasonably assured. In addition to SAB 104, the Company’s revenue recognition policy, for sales to distributors, requires that the Company defer recognition of revenue until such time that the distributor sells products to its customers based upon receipt of point-of-sales reports from the distributor. As of the Audit Committee’s determination on January 25, 2005, the internal investigation revealed that approximately $1.4 million of a sale of the Company’s product to Macnica did not meet the foregoing criteria because the Company’s Country Manager for the Japan Sales Office (who is no longer employed by the Company) had agreed that Macnica could return the product to the Company at Macnica’s discretion. The Audit Committee determined that this former employee had agreed to a term of sale that was outside of the Company’s standard practices and was not referenced in the documentation related to the sale submitted to the Company’s finance department. Given the discovery of this arrangement for Macnica to return the product, the Company’s Audit Committee concluded that the Company should restate certain financial information that was previously reported in the Company’s Form 10-Q for the quarter ended June 30, 2004, filed with the Securities and Exchange Commission on August 6, 2004 (the “June 2004 Form 10-Q”) to properly reflect its revenue and related financial information for the referenced periods (the “Initial Restatement”). Accordingly, the Company advised in the Prior 8-K that the Consolidated Statement of Operations for the three months and six months ended June 30, 2004 and the Consolidated Balance Sheet as of June 30, 2004 included in the June 2004 Form 10-Q should no longer be relied upon. The financial impact of the Initial Restatement was reflected in the Company’s Transitional Report on Form 10-K/T for the transition period ended September 30, 2004 filed with the Securities and Exchange Commission on February 3, 2005 (the “Transitional Report”). For more information regarding the Initial Restatement, please see Note 9 of the Notes to the Company’s Consolidated Financial Statements, “Supplementary Financial Information” in the Company’s Transitional Report.

The Audit Committee directed that the internal investigation continue following reporting of the Initial Restatement. As a result of this further investigation, on May 5, 2005 the Audit Committee determined that additional sale transactions with Macnica, as well as with an additional distributor of the Company, Uniquest, did not meet the Company’s revenue recognition criteria and the requirements of SAB 104. In certain circumstances, the same former employee of the Company had agreed that Macnica could return the referenced product at Macnica’s discretion. This former employee had on these occasions agreed to a term of sale that was outside of the Company’s standard practices and was not referenced in the documentation related to the sale submitted to the Company’s finance department. In addition, the Audit Committee determined that, in certain other circumstances, Macnica had shipped product not to end customers but to other distributors and the Company had relied on point-of-sales reports submitted to the Company by Macnica that indicated the referenced product had been shipped to an end customer of Macnica when such product had only been shipped to other distributors. Recognition of revenue on

Tripath Technology Inc.

Notes to Condensed Interim Consolidated Financial Statements—(Continued)

(Unaudited)

sales between distributors instead of to the end customers is not permitted under the Company’s revenue recognition policies. Further, the Audit Committee determined that certain sales transactions with Uniquest did not meet the Company’s revenue recognition criteria and the requirements of SAB 104 because in certain circumstances, employees of Uniquest had incorrectly reported to the Company the date of shipments to end customers.

As a result, the Audit Committee concluded on May 5, 2005 that the Company should restate certain financial information (the “Additional Restatement”) that was previously reported in the Company’s Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2004, June 30, 2004 and December 31, 2004 as well as certain financial information for the quarter and transitional period ended September 30, 2004 and that was previously reported in the Company’s Transitional Report on Form 10-K/T.

The Company, in consultation with its former independent public accountants, has determined that any adjustments to periods prior to 2003, are immaterial and will not require a restatement. The Company’s assessment of materiality was based on a review of both qualitative and quantitative factors in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 99 “Materiality”. The Company further anticipates that there will be no change to the previously reported net loss per share for any of the periods prior to 2003. The Company is in consultation with its current independent public accountants and the determination as to whether any adjustments to the Company’s 2003 financial statements are material or not is still pending.

The following table provides a reconciliation of amounts previously reported in the Company’s Form 10-Q for the quarter ended March 31, 2004 with amounts previously adjusted for the restatement as a result of the Audit Committee’s investigation.

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31, 2004				Three Months Ended December 31, 2003	Six Months Ended March 31, 2004
	Previously Reported (1)	Restatement Adjustment		Restated Total
Revenue	$4,166	$(893	)(2)	$3,273	$4,126	$7,399
Cost of revenue	2,972	(599	)(3)	2,373	2,769	5,142

Gross profit (loss)	1,194	(294)		900	1,357	2,257

Operating expenses:
Research and development	1,718	—		1,718	1,669	3,387
Selling, general and administrative	1,269	—		1,269	1,082	2,351

Total operating expenses	2,987	—		2,987	2,751	5,738

Loss from operations	(1,793)			(2,087)	(1,394)	(3,481)
Interest and other income (expense), net	8	—		8	8	16

Net loss	$(1,785)	$(294)		$(2,079)	$(1,386)	$(3,465)

Basic and diluted net loss per share	$(0.04)			$(0.05)	$(0.03)	$(0.07)

Number of shares used to compute basic and diluted net loss per share	45,266			45,266	43,853	46,845

Tripath Technology Inc.

Notes to Condensed Interim Consolidated Financial Statements—(Continued)

(Unaudited)

CONSOLIDATED BALANCE SHEET (UNAUDITED)

(in thousands)

	March 31, 2004
	Previously Reported (1)	Restatement Adjustment		Restated Total
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$9,183	$—		$9,183
Accounts receivable, net	2,692	—		2,692
Inventories, net	7,016	599	(3)	7,615
Prepaid expenses and other current assets	257	—		257

Total current assets	19,148	599		19,747
Property and equipment, net	1,949	—		1,949
Other assets	83	—		83

Total assets	$21,180	$599		$21,779

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,742	$—		$4,742
Current portion of capital lease obligations	477	—		477
Current portion of deferred rent	140	—		140
Accrued expenses	922	—		922
Deferred distributor revenue	1,112	893	(2)	2,005

Total current liabilities	7,393	893		8,286

Long term liabilities:	1,011	—		1,011

Stockholders’ equity:
Common stock	47	—		47
Additional paid-in capital	194,254	—		194,254
Deferred stock-based compensation	(176)	—		(176)
Accumulated deficit	(181,349)	(294)		(181,643)

Total stockholders’ equity	12,776	(294)		12,482

Total liabilities and stockholders’ equity	$21,180	$599		$21,779

(1)	As previously reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
(2)	Reflects the deferral of revenue of approximately $893,000 relating to products subject to a right of return.
(3)	Reflects an increase in inventory of $599,000 relating to the deferred cost associated with the deferred revenue.

Tripath Technology Inc.

Notes to Condensed Interim Consolidated Financial Statements—(Continued)

(Unaudited)

CONSOLIDATED BALANCE SHEET (UNAUDITED)

(in thousands)

The following table provides a reconciliation of amounts previously reported in the Company’s Transitional Report on Form 10-K/T for the nine months ended September 30, 2004 with amounts previously adjusted for the restatement as a result of the Audit Committee’s Investigation.

	September 30, 2004
	Previously Reported (1)	Restatement Adjustment		Restated Total
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$7,339	$—		$7,339
Accounts receivable, net	1,019	—		1,019
Inventories, net	3,780	159	(3)	3,939
Prepaid expenses and other current assets	212	—		212

Total current assets	12,350	159		12,509
Property and equipment, net	1,674	—		1,674
Other assets	123	—		123

Total assets	$14,147	$159		$14,306

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,908	$—		$2,908
Current portion of capital lease obligations	664	—		664
Current portion of deferred rent	266	—		266
Accrued expenses	764	—		764
Deferred distributor revenue	823	252	(2)	1,075

Total current liabilities	5,425	252		5,677

Long term liabilities:	471	—		571

Stockholders’ equity:
Common stock	49	—		49
Additional paid-in capital	199,333	—		199,333
Deferred stock-based compensation	(95)	—		(95)
Accumulated deficit	(191,136)	(93)		(191,229)

Total stockholders’ equity	8,151	(93)		8,058

Total liabilities and stockholders’ equity	$14,147	$159		$14,306

(1)	As previously reported in the Company’s Transitional Report on Form 10-K/T for the nine months ended September 30, 2004.
(2)	Reflects the deferral of revenue of approximately $252,000 relating to product shipped not to end customers but to other distributors.
(3)	Reflects an increase in inventory of $159,000 relating to the deferred cost associated with the deferred revenue.

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

Restatement

As originally described in our Current Report on Form 8-K dated October 18, 2004 and filed with the Securities and Exchange Commission on October 22, 2004 (the “Prior 8-K”), our Audit Committee initiated an internal investigation regarding certain purported product returns (the “Product Returns”) to one of our distributors, Macnica Japan (“Macnica”), by its customers. The Audit Committee investigation and discussion included a review of our compliance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements” (“SAB 104”) as applied to the circumstances surrounding the Product Returns. Under SAB 104, a requirement for revenue recognition is that all of the following criteria must be met: (1) there is persuasive evidence that an arrangement exists, (2) delivery of goods has occurred, (3) the sales price is fixed or determinable, and (4) collectibility is reasonably assured. In addition to SAB 104, our revenue recognition policy, for sales to distributors, requires that we defer recognition of revenue until such time that the distributor sells products to its customers based upon receipt of point-of-sales reports from the distributor. As of the Audit Committee’s determination on January 25, 2005, the internal investigation revealed that approximately $1.4 million of a sale of our product to Macnica did not meet the foregoing criteria because our Country Manager for the Japan Sales Office (who is no longer employed by us) had agreed that Macnica could return the product to us at Macnica’s discretion. The Audit Committee determined that this former employee had agreed to a term of sale that was outside of our standard practices and was not referenced in the documentation related to the sale submitted to our finance department. Given the discovery of this arrangement for Macnica to return the product, our Audit Committee concluded that we should restate certain financial information that was previously reported in our Form 10-Q for the quarter ended June 30, 2004, filed with the Securities and Exchange Commission on August 6, 2004 (the “June 2004 Form 10-Q”) to properly reflect our revenue and related financial information for the referenced periods (the “Initial Restatement”). Accordingly, we advised in the Prior 8-K that the Consolidated Statement of Operations for the three months and six months ended June 30, 2004 and the Consolidated Balance Sheet as of June 30, 2004 included in the June 2004 Form 10-Q should no longer be relied upon. The financial impact of the Initial Restatement was reflected in our Transitional Report on Form 10-K/T for the transition period ended September 30, 2004 filed with the Securities and Exchange Commission on February 3, 2005 (the “Transitional Report”). For more information regarding the

Initial Restatement, please see Note 9 of the Notes to our Consolidated Financial Statements, “Supplementary Financial Information” in our Transitional Report.

The Audit Committee directed that the internal investigation continue following reporting of the Initial Restatement. As a result of this further investigation, on May 5, 2005 the Audit Committee determined that additional sale transactions with Macnica, as well as with an additional distributor of the Company, Uniquest, did not meet the our revenue recognition criteria and the requirements of SAB 104. In certain circumstances, the same former employee of the Company had agreed that Macnica could return the referenced product at Macnica’s discretion. This former employee had on these occasions agreed to a term of sale that was outside of our standard practices and was not referenced in the documentation related to the sale submitted to our finance department. In addition, the Audit Committee determined that, in certain other circumstances, Macnica had shipped product not to end customers but to other distributors and we had relied on point-of-sales reports submitted to us by Macnica that indicated the referenced product had been shipped to an end customer of Macnica when such product had only been shipped to other distributors. Recognition of revenue on sales between distributors instead of to the end customers is not permitted under our revenue recognition policies. Further, the Audit Committee determined that certain sales transactions with Uniquest did not meet our revenue recognition criteria and the requirements of SAB 104 because in certain circumstances, employees of Uniquest had incorrectly reported to us the date of shipments to end customers.

As a result, the Audit Committee concluded on May 5, 2005 that we should restate certain financial information (the “Additional Restatement”) that was previously reported in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2004, June 30, 2004 and December 31, 2004 as well as certain financial information for the quarter and transitional period ended September 30, 2004 and that was previously reported in our Transitional Report on Form 10-K/T.

We, in consultation with our former independent public accountants, have determined that any adjustments to periods prior to 2003 are immaterial and will not require a restatement. Our assessment of materiality was based on a review of both qualitative and quantitative factors in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 99 “Materiality.” We further anticipate that there will be no change to the previously reported net loss per share for any of the periods prior to 2003. We are in consultation with our current independent public accountants and the determination as to whether any adjustments to the Company’s 2003 financial statements are material or not is still pending.

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

Under our standard terms and conditions of sale, title and risk of loss transfer to the customer at the time product is delivered to the customer, FOB shipping point, and revenue is recognized accordingly. We accrue the estimated cost of post-sale obligations, including product warranties or returns, based on historical experience. We have experienced minimal warranty or other returns to date. Sales to Distributors: Sales to distributors are made under arrangements allowing limited rights of return, generally under product warranty provisions, stock rotation rights and price protection on products unsold by the distributor. In addition, the distributor may request special pricing and allowances which may be granted subject to our approval. As a result of these return rights and potential pricing adjustments, we generally defer recognition of revenue until such time that the distributor sells product to its customer based upon receipt of point-of-sale reports from the distributor.

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

Inventories: Inventories are stated at the lower of cost or market. This policy requires us to make estimates regarding the market value of our inventory, including an assessment of excess or obsolete inventory. We determine excess and obsolete inventory based on an estimate of the future demand and estimated selling prices for our products within a specified time horizon, generally 12 months. The estimates we use for expected demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. Actual demand and market conditions may be different from those projected by our management. If our unit demand forecast is less than our current inventory levels and purchase commitments, during the specified time horizon, or if the estimated selling price is less than our inventory value, we will be required to take additional excess inventory charges or write-downs to the net realizable value which will decrease our gross margin and net operating results in the future. During the quarter ended March 31, 2002, we recorded a provision for excess inventory of approximately $5.0 million related to excess inventory for our TA2022 product as a result of a decrease in forecasted sales for this product. In 2004, we increased the inventory reserves by an additional $4.3 million, from $4.9 million to $9.2 million, to account for slow moving, excess, and obsolete inventory. During the quarter ended March 31, 2005, we released a net amount of approximately $1.5 million of inventory reserves, which reduced inventory reserves at March 31, 2005 to $7.7 million.

Results of Operations

Three months ended March 31, 2005 and 2004

Revenue. Revenue for the three months ended March 31, 2005 was $ 2.7 million, a decrease of $0.6 million or 18% from revenues of $3.3 million for the three months ended March 31, 2004. The decrease in revenue resulted primarily from a decrease in sales of our TA2020 product of approximately $0.8 million. Of the $2.7 million revenue for the quarter ended March 31, 2005, approximately $1.0 million was from revenue recognized from the deferral of approximately $1.4 million from the transaction which resulted in the restatement of our financial results for the quarter ended June 30, 2004. Excluding the restatement related revenues, net revenue for the quarter ended March 31, 2005 was approximately $1.7 million, a decrease of $1.6 million or 48% from revenues of $3.3 million for the quarter ended March 31, 2004.

Sales to Sharp, Kyoshin Technosonic Co., Ltd., (KTS), and Beko accounted for approximately 20%, 13% and 10%, respectively, of revenue in the three months ended March 31, 2005 and 0%, 40%, and 0%, respectively, in the corresponding prior year quarter. Sales to our five largest customers represented approximately 59% of revenue in the three months ended March 31, 2005 and 71% of revenue in the three months ended March 31, 2004.

Gross Profit. Gross profit for the three months ended March 31, 2005 was $1.7 million or 64%, compared with a gross profit of $0.9 million or 27% for the three months ended March 31, 2004. The increase in the gross profit for the three months ended March 31, 2005 reflects the net release of approximately $1.5 million of inventory reserves during the quarter ended March 31, 2005 for products sold which had been previously reserved for.

Research and Development. Research and development expenses for the three months ended March 31, 2005 were $2.0 million, an increase of $0.3 million from $1.7 million for the three months ended March 31, 2004. The increase in R&D expenses was primarily due to an increase in headcount and related personnel costs of approximately $0.1 million, an increase in legal fees of approximately $0.1 million coupled with a lower overhead allocation of approximately $0.1 million. We anticipate that our R&D expenses will continue to increase during fiscal 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2005 were $1.8 million, an increase of approximately $0.5 million from $1.3 million for the three months ended March 31, 2004. This increase in selling, general and administrative expenses was primarily due to higher litigation costs of approximately $0.4 million and higher accounting fees of approximately $0.1 million. We anticipate that our S,G&A expenses will continue to increase during fiscal 2005, including expenses for legal and financial compliance costs related to the Sarbanes-Oxley Act of 2002, ongoing litigation costs and increased insurance costs related to obtaining a new Directors and Officers liability insurance policy.

Gain on revaluation of warrant liability. The gain on revaluation of warrant liability represents the difference between the fair value of the warrants on the closing date, March 3, 2005, of the private placement in connection with which those warrants were issued and the fair value of those same warrants on March 31, 2005.

Gain on revaluation of warrant liability was $0.3 million for the three months ended March 31, 2005 compared to $0.0 for the three months ended March 31, 2004 since no warrants were issued during that period.

Six months ended March 31, 2005 and 2004

Revenue. Revenue for the six months ended March 31, 2005 was $4.4 million, decrease of $3.0 million or 41% from revenues of $7.4 million for the six months ended March 31, 2004. The decrease in revenue resulted primarily from decrease in unit sales of our TA2020 TA2024 and TA1101B products of approximately $1.7 million, $0.7 million and $0.6 million, respectively. Of the $4.4 million revenue for the six months ended March 31, 2005, approximately $1.0 million was from revenue recognized from the deferral of approximately $1.4 million from the transaction which resulted in the restatement of our financial results for the quarter ended June 30, 2004. Excluding the restatement related revenues, net revenue for the six months ended March 31, 2005 was approximately $3.4 million, a decrease of $4.0 million or 54% from revenues of $7.4 million for the six months ended March 31, 2004.

Sales to Sharp and KTS accounted for approximately 17% and 10%, respectively, of revenue in the six months ended March 31, 2005 and 0% and 7%, respectively, in the corresponding six month period. Sales to our five largest customers represented approximately 48% of revenue in the six months ended March 31, 2005 and 71% of revenue in the six months ended March 31, 2004.

Gross Profit. Gross profit for the six months ended March 31, 2005 was $2.2 million or 50%, compared with a gross profit of $2.3 million or 31% for the six months ended March 31, 2004. The higher gross margin is primarily attributable to a net release of approximately $1.5 million in inventory reserves during the period ended March 31, 2005 for products sold which had been previously reserved for.

Research and Development. Research and development expenses for the six months ended March 31, 2005 were $3.9 million, an increase of $0.5 million from $3.4 million for the six months ended March 31, 2004. The increase in R&D expenses was primarily due to an increase in headcount and related personnel costs of approximately $0.3 million, higher legal fees of approximately $0.1 million and higher project related expenses of approximately $0.1 million. We anticipate that our R&D expenses will continue to increase during fiscal 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended March 31, 2005 were $3.2 million, an increase of approximately $0.8 million from $2.4 million for the six months ended March 31, 2004. This increase in selling, general and administrative expenses was primarily due to higher litigation costs of approximately $0.7 million. We anticipate that our S,G&A expenses will continue to increase during fiscal 2005, including expenses for legal and financial compliance costs related to the Sarbanes-Oxley Act of 2002, ongoing litigation costs and increased insurance costs related to obtaining a new Directors and Officers liability insurance policy.

Gain on revaluation of warrant liability. The gain on revaluation of warrant liability represents the difference between the fair value of the warrants on the closing date, March 3, 2005, of the private placement in connection with which those warrants were issued and the fair value of those same warrants on March 31, 2005. Gain on revaluation of warrant liability was $0.3 million for the six months ended March 31, 2005 compared to $0.0 for the six months ended March 31, 2004 since no warrants were issued during that period.

Liquidity and Capital Resources

Since our inception, we have financed our operations through the private sale of our equity securities, primarily the sale of preferred stock, through our initial public offering on August 1, 2000, through a private placement in January 2002 and a financing in August 2004. The January 2002 private placement included warrants whereas no warrants were issued in connection with the August 2004 financing. Net proceeds to us as a result of our initial public offering, our 2002 private placement, our 2004 financing, and 2005 private placement were approximately $45.4 million, $19.9 million, $5.0 million, and $4.0 million respectively. In addition, we received $5.4 million from the exercise of warrants issued in connection with the 2002 private placement.

Net cash used in operating activities increased to $6.1 million for the six months ended March 31, 2005 from $3.4 million for the six months ended March 31, 2004. The increase was mainly due to an increase in net loss and a decrease in inventories and accounts payable.

Cash used in investing activities was $0.02 million for the six months ended March 31, 2005 compared to $0.5 million for the six months ended March 31, 2004. The decrease was due to a decrease in purchases of property and equipment.

Cash provided by financing activities was $3.8 million for the six months ended March 31, 2005 compared to $4.0 million for the six months ended March 31, 2004. The positive cash flow from financing activities in 2004 was mostly due to the proceeds received of approximately $2.3 million from the exercise of warrants. In 2005, we raised a net amount of $4.0 million from a private placement.

In August 2004, we completed a financing in which we raised gross proceeds of $5.0 million through financing of 2,500,000 shares of common stock at a price of $2.00 per share.

In March 2005, we completed a private placement which resulted in gross proceeds of $4.4 million. In connection with this private placement we sold 4,833,335 shares of common stock at a price of $0.90 per share and issued warrants to purchase up to 966,667 shares of common stock.

Our total commitments on our operating and capital leases and inventory purchases as of March 31, 2005, were as follows (in thousands):

Year ending September 30,	Operating Leases	Capital Leases	Inventory Purchase Commitments	Totals
2005	$554	$315	$766	$1,635
2006	1,036	86	—	1,122
2007	537	21	—	558
2008	—	—	—

Total minimum lease payments	$2,127	422	$766	$3,315

Less: amount representing interest		(24)

Present value of minimum lease payments		398
Less: current portion of capital lease obligations		(336)

Long-term capital lease obligations		$62

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

We have incurred substantial losses and have experienced negative cash flow since inception and have an accumulated deficit of $195.9 million at March 31, 2005. Beginning in August 2001, we instituted programs to reduce expenses including reducing headcount from 144 employees at the end of July 2001 to 56 employees at the end of December 2003 and reducing employees salaries by 10%. In September 2002 we relocated our headquarters which reduced rent expense and canceled our Directors and Officers Liability Insurance policy which reduced insurance expense. These actions resulted in significant cost savings in 2003. We reduced our cash used in operating activities from approximately $13.0 million in 2002 to approximately $4.1 million in 2003. However, for the nine month transition period ended September 30, 2004, cash used in operating activities increased to $9.1 million and for the three months ended March 31, 2005, cash used in operating activities was $2.8 million.

We, as well as certain of our directors and current and former officers have been named as defendants in certain legal proceedings described in this Form 10-Q (see Part II Item 1 “Legal Proceedings”). We do not have third party insurance coverage for either the costs of defending these legal proceedings, including the costs of possible indemnification claims by the individual named defendants, or any potential settlement payments. The costs of defending or settling these legal proceedings will likely be significant. At this time we are not able to accurately estimate the costs of the defense or of a potential settlement, as the defendants were just served during the quarter ended March 31, 2005, but we believe that these costs will have a material adverse effect on our cash balances and will be another factor requiring the Company to raise additional funds.

During fiscal 2004, warrants were exercised which resulted in us receiving proceeds totaling approximately $2.3 million. In addition, in August 2004 we raised $5.0 million through a financing and in March 2005 we completed a private placement of common stock and common stock purchase warrants that resulted in gross proceeds of approximately $4.4 million. At March 31, 2005, we had working capital of $6.5 million, including unrestricted cash of $4.9 million.

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

In December 2004, the FASB revised SFAS No. 123 (SFAS 123 (R)”). SFAS 123 (R), “Share-Based Payment”, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition. SFAS 123 (R) is effective for periods beginning after June 15, 2005. On April 14, 2005, the SEC announced the adoption of a new rule that amended the compliance dates for SFAS 123 (R). Under the new rule, companies are allowed to implement SFAS 123 (R) at the beginning of the next fiscal year, instead of the next reporting period, that begins after June 15, 2005. We are required to comply with SFAS 123 (R) beginning with our fiscal quarter ending December 31, 2005. SFAS 123 (R) provides transition alternatives for public companies to restate prior interim periods or prior years. We are still evaluating the transition provisions allowed by SFAS 123 (R).

In March 2005, the SEC released SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 provides the SEC staff’s position regarding the application of SFAS 123(R) and certain SEC rules and regulations, and also provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. We are currently reviewing the effect, if any, that the application of SAB 107 will have on our financial position and results of operations.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which clarifies the term “conditional asset retirement obligations” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations.” We do not anticipate that the application of FIN 47 will have a material impact on our financial position and results of operations.

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

We incurred net losses of approximately $1.8 million for the three months ended March 31, 2005, $11.6 million for the nine months ended September 30, 2004 and $7.2 million for the twelve months ended December 31, 2003. Because we have had losses, we have funded our operating activities to date from the sale of securities, including our most recent financings in March 2005, August 2004 and January 2002 as well as from the proceeds from the related exercise of warrants issued in connection with the 2002 financing. However, to grow our business significantly and to fund additional losses, we will need additional capital. We cannot be certain that any such financing will be available on acceptable terms, or at all. Moreover, additional equity financing, if available, would likely be dilutive to the holders of our common stock, and debt financing, if available, would likely involve restrictive covenants. In addition, pursuant to the terms of the March 2005 private transaction under which we sold shares offered to the selling stockholders, we are prohibited from issuing additional securities until 60 days after the registration statement is declared effective, except pursuant to employee stock benefit plans, upon exercise or conversion of outstanding securities and pursuant to acquisitions or other strategic transactions that are not primarily for the purpose of raising additional capital. We can provide no assurance as to when this registration statement will be declared effective. We are also subject to certain cash penalties payable to the selling stockholders under certain circumstances relating to the timely filing, effectiveness and maintenance of effectiveness of the registration statement. If we cannot raise sufficient additional capital, it would adversely affect our ability to achieve our business objectives and to continue as a going concern.

We may not maintain Nasdaq National Market listing requirements

On April 25, 2005, we received a deficiency notice from the Nasdaq Stock Market, or Nasdaq, for failing to maintain the Nasdaq National Market’s minimum $50 million market value of listed securities requirement for continued listing. We have a grace period of 30 calendar days, or until May 25, 2005, to cure the deficiency by meeting the $50 million minimum market value of listed securities for 10 consecutive days or such longer period of time as may be required by Nasdaq, at its discretion. Based upon 55,349,746 shares outstanding as of April 20, 2005, our stock price would have to equal or exceed approximately $0.91 for a minimum of ten consecutive days. There can be no assurance that we will regain or maintain compliance with the minimum market value of listed securities requirement. If we fail to meet the minimum market value of listed securities for a minimum of 10 consecutive days during the grace period our common stock may be delisted from the Nasdaq National Market.

In addition, on April 26, 2005, we received a deficiency notice from Nasdaq for failing to maintain the Nasdaq National Market’s minimum $1.00 bid price requirement for continued listing. We have a grace period of 180 calendar days, or until October 24, 2005, to cure the deficiency by meeting the minimum $1.00 bid price for 10 consecutive trading days or such longer period of time as may be required by Nasdaq, at its discretion. There can be no assurance that we will regain or maintain compliance with the minimum bid price. If we fail to meet the minimum bid price for 10 consecutive days during the grace period our common stock may be delisted from the Nasdaq National Market.

Even if we are able to comply with the continued listing requirements referred to in the Nasdaq’s April 25, 2005 letter by May 25, 2005 or in the Nasdaq’s April 26, 2005 letter by October 24, 2005, there is no assurance that in the future we will continue to satisfy the Nasdaq listing requirements, with the result that our common stock may be delisted from The Nasdaq National Market. Should our common stock be delisted from The NASDAQ National Market, it would likely be traded on The Nasdaq Small Cap Market, and if delisted from The Nasdaq Small Cap Market, would likely be traded on the Over the Counter (OTC) Bulletin Board of the National Association of Securities Dealers, Inc. If our common stock is delisted from the Nasdaq National Market or The Nasdaq Small Cap Market, it would likely be more difficult to trade in or obtain accurate quotations as to the market price of our common stock. Delisting of our common stock could materially adversely affect the market price, the market liquidity of our common stock and our ability to raise necessary capital and could otherwise have an adverse impact on our business, financial condition and results of operations.

We have a history of losses and may never achieve or sustain profitability.

As of March 31, 2005, we had an accumulated deficit of $195.9 million. We incurred net losses of approximately $2.0 million for the three months ended March 31, 2005, $11.6 million for the nine months ended September 30, 2004 and $7.2 million for the twelve months ended December 31, 2003. We may continue to incur net losses and these losses may be substantial. Furthermore, we may continue to generate significant negative cash flow in the future. We will need to generate substantially higher revenue to achieve and sustain profitability and positive cash flow. Our ability to generate future revenue and achieve profitability will depend on a number of factors, many of which are described throughout this section. If we are unable to achieve or maintain profitability, we will be unable to build a sustainable business. In this event, our share price and the value of your investment would likely decline and we might be unable to continue as a going concern.

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

As is common in our industry, we frequently ship more products in the third month of each quarter than in either of the first two months, and shipments in the third month are higher at the end of that month than at the beginning. We believe this pattern is likely to continue. The concentration of sales in the last month of the quarter may cause our quarterly results of operations to be more difficult to predict. Moreover, if sufficient business does not materialize or a disruption in our production or shipping occurs near the end of a quarter, our revenues for that quarter could be materially affected.

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

A relatively small number of customers have accounted for most of our revenues to date. Any reduction or delay in sales of our products to one or more of these key customers could seriously reduce our sales volume and revenue and adversely affect our operating results. Our top five end customers accounted for 55% of revenue in the three month period ended March 31, 2005, 59% of revenue in the transition period ended September 30, 2004 and 68% of revenue in 2003. Our primary customers in the three months ended March 31, 2005 were Sharp, Kyoshin Technosonic Co., Ltd. (“KTS”) and Beko representing 20%, 13% and 10% respectively of our revenue. Our primary end customers in the transition period ended September 30, 2004 were Alcatel, KTS and JVC representing 15%, 11% and 9% of revenue, respectively. In 2003, our primary end customers were KTS, Samsung and Apple representing 24%, 18% and 15% of revenue, respectively. We expect that we will continue to rely on the success of our largest customers and on our success in selling our existing and future products to those customers in significant quantities. In addition, approximately 62% and 69% of our revenue in the three month period ended March 31, 2005 and transition period ended September 30, 2004, respectively, was from our largest distributor, Macnica. We cannot be sure that we will retain our largest customers (whether from inside sales or through our distributors) or that we will be able to obtain additional key customers or replace key customers we may lose or who may reduce their purchases.

We currently rely on sales of one product for a significant portion of our revenue, and the failure of this product to be successful in the future could substantially reduce our sales.

We currently rely on sales of our TA2024 digital audio amplifier product to generate a significant portion of our revenue. Sales of this product amounted to 61% of our revenue for the three months ended March 31, 2005, 34% of our revenue for the nine months ended September 30, 2004, and 39% of our revenue for the twelve months ended December 31, 2003. We have developed additional products and plan to introduce more products in the future, but there can be no assurance that these products will be commercially successful. Consequently, if our existing products are not successful, our sales could decline substantially.

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

We currently obtain almost all of our manufacturing, assembly and test services from suppliers located outside the United States and may expand our manufacturing activities abroad. Approximately 96% and 94%, respectively, of our total revenue for the three months ended March 31, 2005 and for the nine months ended September 30, 2004, was derived from sales to end customers based outside the United States. In 2003, 88% of our total revenue was derived from sales to end customers based outside of the United States. In addition, we often ship products to our domestic customers’ international manufacturing divisions and subcontractors.

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

Our business depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws to protect our proprietary technologies. We cannot be sure that such measures will provide meaningful protection for our proprietary technologies and processes. As of March 31, 2005, we had 38 issued United States patents, and 8 additional United States patent applications which are pending. In addition, we had 17 international patents issued and an additional 24 international patents pending. We cannot be sure that any patent will issue as a result of these applications or future applications or, if issued, that any claims allowed will be sufficient to protect our technology. In addition, we cannot be sure that any existing or future patents will not be challenged, invalidated or circumvented, or that any right granted thereunder would provide us meaningful protection. The failure of any patents to provide protection to our technology would make it easier for our competitors to offer similar products. In connection with our participation in the development of various industry standards, we may be required to agree to license certain of our patents to other parties, including our competitors, that develop products based upon the adopted standards.

We also rely on copyright, trademark and trade secret laws in the United States and other countries to protect our propriety rights. As discussed above, we have several international issued and pending patents in certain foreign countries. However the laws of some foreign countries in which we do business may not protect our copyrights, trademarks and trade secrets to the same extent as the laws of the United States. We also generally enter into confidentiality agreements with our employees and strategic partners, and generally control access to and distribution of our documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products, services or technology without authorization, develop similar technology independently or design around our patents. In addition, effective copyright, trademark and trade secret protection may be unavailable or limited in certain foreign countries. Some of our customers have entered into agreements with us pursuant to which such customers have the right to use our proprietary technology in the event we default in our contractual obligations, including product supply obligations, and fail to cure the default within a specified period of time.

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

Changes in accounting rules for stock-based compensation may adversely affect our operating results, our stock price and our competitiveness in the employee marketplace.

We have a history of using employee stock options and other stock-based compensation to hire, motivate and retain our workforce. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” to measure compensation costs for all stock-based compensation (including stock options and our employee stock purchase plan) at fair value and to recognize these costs as expenses in our statements of operations. We are required to comply with SFAS 123 (R) beginning with our fiscal quarter ending December 31, 2005. The recognition of these expenses in our statements of operations will result in lower earnings per share, which could negatively impact our future stock price. In addition, if we reduced or alter our use of stock-based compensation to minimize the recognition of these expenses, our ability to recruit, motivate and retain employees may be impaired, which could put us at a competitive disadvantage in the employee marketplace.

Our independent registered public accounting firm may decline to attest on the adequacy of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002.

The SEC, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on internal controls over financial reporting in their annual reports on Form 10-K that contain an assessment by management of the effectiveness of the company’s internal controls over financial reporting. In addition, the company’s independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the internal controls over financial reporting. We are required to comply with Section 404 reporting beginning with our fiscal year ending September 30, 2005. Although we intend to diligently and vigorously review our internal controls over financial reporting in order to ensure compliance with the Section 404 requirements on an annual basis, if our independent registered public accounting firm is not satisfied with our internal controls over financial reporting or the level at which these controls are documented, designed, operated or reviewed, or if the independent registered public accounting firm interprets the requirements, rules and/or regulations differently from us, then they may decline to attest to management’s assessment or may issue a report that is qualified. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our consolidated financial statements, which ultimately could negatively impact our stock price.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk of loss. Some of the securities that we may acquire in the future may be subject to market risk for changes in interest rates. To mitigate this risk, we plan to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, which may include commercial paper, money market funds, government and non-government debt securities. We manage the sensitivity of our results of operations to these risks by maintaining a conservative portfolio, which is comprised solely of highly-rated, short-term investments. We do not hold or issue derivative, derivative commodity instruments or other financial instruments for trading purposes. Currently we are exposed to minimal market risks. Due to the short-term and liquid nature of our portfolio, if interest rates were to fluctuate by 10% from rates at March 31, 2005 and September 30, 2004, our financial position and results of operations would not be materially affected.

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

As previously disclosed in our current report on Form 8-K dated October 18, 2004 and filed on October 22, 2004, in October 2004, our former independent registered public accountants, BDO Seidman LLP (“BDO”) provided our Audit Committee with a letter citing what BDO asserted are two “material weaknesses” over our internal financial controls: one regarding the lack of effectiveness of our Audit Committee and the other regarding the lack of controls in place to estimate distributor returns in accordance with SFAS No. 48. In response to this letter, we added an additional independent member to its Board of Directors and Audit Committee who the Board of Directors determined was an Audit Committee Financial Expert, as such term is defined under rules promulgated by the Securities and Exchange Commission. We believe that there is no material weakness regarding the effectiveness of its Audit Committee following the appointment of such new member. In addition, the Audit Committee instructed our Chief Financial Officer to conduct an internal investigation as to the verbal concerns raised by BDO regarding the appropriate accounting for approximately $1.4 million of product that, upon our inquiries, one of our distributors (the “Distributor”) reported had been returned to the Distributor by the Distributor’s customers. As a result of the internal investigation concerning the circumstances surrounding and the appropriate accounting for approximately $1.4 million of product that, upon our inquiries, the Distributor reported had been returned to the Distributor by the Distributor’s customers, on January 25, 2005, the Audit Committee determined that we should restate certain financial information previously reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

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

Conclusions

Based upon the evaluation of the effectiveness of our disclosure controls and procedures, our CEO and CFO have concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be included in our Exchange Act reports, including this Quarterly Report on Form 10-Q is made known to management, including the CEO and CFO, on a timely basis. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2005, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SEC Investigation

On or about November 9, 2004, the U.S. Securities and Exchange Commission ( the “SEC”) requested that we voluntarily produce documents responsive to certain document requests in the investigation entitled In the Matter of Tripath Technology, Inc. On or about January 25, 2004, February 14, 2005, and February 16, 2005, the SEC made additional documents requests. On or about March 30, 2005, the SEC issued a subpoena to us seeking additional documents. We have produced documents and are continuing to produce documents in response to the SEC’s voluntary requests as well as the subpoena. We have cooperated with the SEC in its review of these matters.

On or about February 24, 2005, the SEC, pursuant to Section 20(a) of the Securities Act and Section 21(a) of the Exchange Act, issued a formal order of private investigation to determine whether there have been any violations of Section 17(a) of the Securities Act and Sections 10(b), 13(a), 13(b)(2)(A), 13(b)(2)(B) and 13(b)(5) of the Exchange Act and Rules 10b-5, 12b-20, 13a-13, 13a-14, 13b2-1 and 13b2-2 thereunder.

Federal Securities Class Actions

Beginning on November 4, 2004, plaintiffs filed four separate complaints purporting to be class actions in the United States District Court for the Northern District of California alleging that we and certain of our officers and/or directors violated Sections 10(b) and 20(a) of the Exchange Act. Plaintiffs purport to represent a putative class of shareholders who purchased or otherwise acquired Tripath securities between January 29, 2004 and October 22, 2004. The complaints contain varying allegations, including that we and the individual defendants made materially false and misleading statements with respect to our financial results and with respect to our business, prospects and operations in the our filings with the SEC, press releases and other disclosures. The complaints seek unspecified compensatory damages, attorneys’ fees, expert witness fees, costs and such other relief as may be awarded by the Court.

On December 22, 2004, the Court entered a stipulation and order consolidating all of these complaints and ordering that the defendants need not respond to any of these complaints until after plaintiffs file a consolidated complaint. The Court further ordered plaintiffs to file a consolidated complaint within sixty (60) days after the Court entered an order adjudicating the pending motions for the appointment of lead plaintiff.

On January 4, 2005, plaintiffs filed motions for the appointment of lead plaintiff. The Court, by Order dated January 28, 2005, appointed Robert Poteet as the sole lead plaintiff and approved Milberg Weiss Bershad & Schulman LLP as lead counsel. On March 10, 2005, the Court granted the parties’ stipulated request to extend lead plaintiff’s time for filing the consolidated complaint from March 29, 2005 to May 31, 2005. By order dated May 16, 2005, the Court further extended lead plaintiff’s time for filing the consolidated complaint from May 31, 2005 to June 28, 2005.

The parties currently are engaged in settlement discussions.

Derivative Shareholder Litigation

On December 7, 2004, plaintiff Mildred Lyon filed a purported derivative action in Santa Clara Superior Court against us and certain of our officers and/or directors. This complaint appears to be based upon the same facts and circumstances as the federal class actions and makes the following claims: violation of Section 25402 of the California Corporations Code, breach of fiduciary duty and misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. On this basis, the complaint seeks unspecified compensatory damages, treble damages under Section 25502.5(a) of the California Corporations Code, extraordinary equitable and/or injunctive relief, restitution and disgorgement, attorneys’ fees, expert witness fees, costs, and such other relief as may be ordered by the Court.

On December 27, 2004, the Court entered a stipulation and order extending the time for us to respond to the complaint to February 23, 2005. On February 16, 2005, the Court entered an order further extending the time for us to respond to the complaint to March 25, 2005. On March 10, the court ordered that the individual defendants shall have through and including April 25, 2005 to file any motions to quash and/or dismiss for lack of personal jurisdiction, and that all defendants shall have thirty (30) days from the date the court issues a ruling on any motions to quash and/or dismiss for lack of personal jurisdiction to respond to the complaint, or in the event that no such motions are brought, extended the time for all defendants to respond to the complaint to April 25, 2005.

On March 30, 2005, the Court rescheduled the Case Management Conference to July 12, 2005. On April 4, 2005, the Court ordered that all deadlines shall be stayed for Defendants filing any motions to quash and/or dismiss for lack of personal jurisdictions, or otherwise respond to the Complaint, until such date as the parties mutually designate to the Court for the Court’s approval. The parties currently are engaged in settlement discussions.

Changes in and Disagreements with Accountants

As previously disclosed in our current report on Form 8-K dated October 18, 2004 and filed on October 22, 2004, in October 2004, our former independent registered public accountants, BDO Seidman LLP, or BDO, provided our audit committee with a letter citing what BDO asserted are two “material weaknesses” over our internal financial controls: one regarding the lack of effectiveness of our audit committee and the other regarding the lack of controls in place to estimate distributor returns in accordance with SFAS No. 48. Following discussions with our employees, representatives of BDO further orally advised us that BDO had concerns regarding the appropriate accounting for approximately $1.3 million of product that, upon our inquiries, one of our distributors, Macnica, or the Distributor, reported had been returned to the Distributor by the Distributor’s customers, or the Product Return. In response to both the letter and the verbal comments, the audit committee instructed our then-chief financial officer to investigate this matter and report the findings to the audit committee. As a result of the litigation matters referenced above, we retained outside litigation counsel to represent us in responding to the aforementioned complaints. In addition, the audit committee and the then-chief financial officer directed litigation counsel to further conduct an internal investigation into the verbal concerns raised by BDO regarding the Product Return. Separately, the audit committee, with the assistance of our then-chief financial officer investigated BDO’s assertion regarding the lack of controls in place to estimate distributor returns.

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

The audit committee investigation and discussion included a review of our compliance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements, or SAB 104, as applied to the circumstances surrounding the Product Return. Under SAB 104, a requirement for revenue recognition is that all of the following criteria must be met: (1) there is persuasive evidence that an arrangement exists, (2) delivery of goods has occurred, (3) the sales price is fixed or determinable, and (4) collectibility is reasonably assured. In addition, pursuant to our revenue recognition policy, for sales to distributors, we defer recognition of revenue until such time that the distributor sells products to its customers based upon receipt of point-of-sales reports from the distributor. The internal investigation revealed that approximately $1.4 million of a sale of our product to the Distributor did not meet the foregoing criteria because our former employee had agreed that the Distributor could return the product at the Distributor’s discretion, which forms the basis of the Restatement. This former employee had on this occasion agreed to a term of sale that was outside of our standard practices and was not referenced in the documentation related to the sale submitted to our finance department. Given the discovery of this arrangement for the Distributor to return the product, the audit committee concluded on January 25, 2005 that we should restate certain financial information that was previously reported in our Form 10-Q for the quarter ended June 30, 2004 filed with the Securities and Exchange Commission on August 6, 2004. For more information regarding the Restatement, please see Note 9 to our consolidated financial statements included elsewhere in this prospectus. In addition, the audit committee approved certain changes to our internal controls over financial reporting as an additional remedial action in response to the report of our litigation counsel and our forensic accountant and to the report by our Chief Financial Officer.

Item 6. Exhibits

See Exhibit Index below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.

TRIPATH TECHNOLOGY INC.

Date: May 17, 2005

By:	/s/ JEFFREY L. GARON
Jeffrey L. Garon Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Letter dated as of February 15, 2005, from Tripath Technology Inc. to Mr. Jeffrey L. Garon offering him the position of Chief Financial Officer.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.