Form 10-Q/A
period 2004-03-31
TRIPATH TECHNOLOGY INC
filed 2005-07-27
CIK 1045739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 2

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

47,366,721 shares of the Registrant’s common stock were outstanding as of April 22, 2004.

EXPLANATORY NOTE

This Report on Form 10-Q/A (“Form 10-Q/A”) is being filed as Amendment No. 2 to our Report on Form 10-Q for the quarter ended March 31, 2004, which was filed with the Securities and Exchange Commission (SEC) on April 30, 2004 (the “Original Filing”) and amended on May 21, 2004. We are filing this Amendment No. 2 to reflect restatements of certain financial information for the quarter ended March 31, 2004 (the “Restatement”) that was previously reported in the Original Filing. For a more detailed description of the Restatement, see Note 13 “Restatement of Previously Reported Quarterly and Transition Period Financial Information” of the Notes to Condensed Interim Consolidated Financial Statements.

This Form 10-Q/A amends and restates “Item 1. Financial Statements,” “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 4. Controls and Procedures” of Part I of the Original Filing, in each case, as a result of, and to reflect, the Restatement. In addition, we have added an additional risk factor related to our disclosure controls and procedures and our internal control over financial reporting.

PART I. Financial Information

Item 1. Financial Statements

TRIPATH TECHNOLOGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

Unaudited

	March 31, 2004 Restated	December 31, 2003
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$9,183	$9,612
Accounts receivable, net	2,692	2,041
Inventories	7,615	5,574
Prepaid expenses and other current assets	257	263

Total current assets	19,747	17,490

Property and equipment, net	1,949	1,897
Other assets	83	81

Total assets	$21,779	$19,468

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,742	$4,069
Current portion of capital lease obligations	477	496
Current portion of deferred rent	140	24
Accrued expenses	922	602
Deferred distributor revenue	2,005	1,125

Total current liabilities	8,286	6,316

Long term liabilities	1,011	1,232

Commitments and contingencies (see Note 10)

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 47,316,712 and 45,709,740 shares issued and outstanding	47	45
Additional paid-in capital	194,254	191,656
Deferred stock-based compensation	(176)	(217)
Accumulated deficit	(181,643)	(179,564)

Total stockholders’ equity	12,482	11,920

Total liabilities and stockholders’ equity	$21,779	$19,468

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TRIPATH TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

Unaudited

	Three Months Ended March 31,
	2004 Restated	2003
Revenue	$3,273	$2,952
Cost of revenue	2,373	2,207

Gross profit	900	745

Operating expenses:
Research and development	1,718	1,978
Selling, general and administrative	1,269	1,246

Total operating expenses	2,987	3,224

Loss from operations	(2,087)	(2,479)
Interest and other income, net	8	2

Net loss	$(2,079)	$(2,477)

Basic and diluted net loss per share	$(0.05)	$(0.06)

Number of shares used in computing basic and diluted net loss per share	45,266	41,352

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TRIPATH TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Unaudited

	Three Months Ended March 31,
	2004 Restated	2003
Cash flows from operating activities:
Net loss	$(2,079)	$(2,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	266	320
Deferred Rent	52	—
Stock-based compensation	42	(36)
Changes in assets and liabilities:
Accounts receivable	(651)	239
Inventories	(2,041)	1,012
Prepaid expenses and other assets	4	710
Accounts payable	673	(1,106)
Accrued expenses	320	(20)
Deferred distributor revenue	880	46

Net cash used in operating activities	(2,534)	(1,312)

Cash flows from investing activities:
Purchase of property and equipment	(318)	(13)

Net cash used in investing activities	(318)	(13)

Cash flows from financing activities:

Proceeds from issuance of common stock under ESPP and upon exercise of options	251	7
Proceeds from issuance of common stock upon exercise of warrants	2,348	—
Principal payments on capital lease obligations	(176)	(48)

Net cash provided by (used in) financing activities	2,423	(41)

Net decrease in cash and cash equivalents	(429)	(880)
Cash, cash equivalents, and restricted cash, beginning of period	9,612	10,598

Cash, cash equivalents, and restricted cash, end of period	$9,183	$9,232

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

The Company’s consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred substantial losses and has experienced negative cash flow since inception and has an accumulated deficit of $181.6 million at March 31, 2004.

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

Tripath Technology Inc.

Notes to Condensed Interim Consolidated Financial Statements—(Continued)

(Unaudited)

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

The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004 Restated	2003
Numerator:
Net loss	$(2,079)	$(2,477)

Denominator:
Weighted average common stock	45,266	41,352

Basic and diluted net loss per share	$(0.05)	$(0.06)

Tripath Technology Inc.

Notes to Condensed Interim Consolidated Financial Statements—(Continued)

(Unaudited)

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

Unamortized deferred stock-based compensation at March 31, 2004 and December 31, 2003 was $176,000 and $217,000 respectively.

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

	Three Months Ended March 31,
	2004 Restated	2003
Net loss applicable to common stockholders, as reported	$(2,079)	$(2,477)
Total stock-based employee compensation expense (benefit) included in the net loss, determined under the recognition and measurement principles of APB Opinion No. 25	42	(36)
Total stock-based employee compensation expense determined under fair value based method for all awards	(708)	(94)

Pro forma net loss applicable to common stockholders	$(2,745)	$(2,607)

Loss per share:
Basic—as reported	$(0.05)	$(0.06)

Basic—pro forma	$(0.06)	$(0.06)

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

The following table summarizes sales to end customers comprising 10% or more of the Company’s total revenue for the periods indicated:

	% of Revenue for the Quarter Ended March 31,
	2004 Restated	2003
Customer A	40%	21%
Customer B	13%	11%
Customer C	—	25%

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

Inventories are comprised of the following (in thousands):

	March 31, 2004 Restated	December 31, 2003
Raw materials	$2,709	$1,692
Work-in-process	481	1,007
Finished goods	3,214	2,229
Inventory held by distributors	1,211	646

Total	$7,615	$5,574

9. Segment and geographic information

The Company has determined that it has one reportable business segment: the design, license and marketing of integrated circuits.

The following is a geographic breakdown of the Company’s sales by shipping destination for the following periods:

	Three Months Ended March 31,
	2004 Restated	2003
United States	$529	$171
Japan	2,126	1,239
Singapore	—	307
Taiwan	98	442
China	141	274
Europe	340	—
Rest of world	39	519

	$3,273	$2,952

Tripath Technology Inc.

Notes to Condensed Interim Consolidated Financial Statements—(Continued)

(Unaudited)

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

13. Restatement of Previously Reported Quarterly and Transition Report Financial Information

As originally described in the Company’s Current Report on Form 8-K dated October 18, 2004 and filed with the Securities and Exchange Commission on October 22, 2004 (the “Prior 8-K”), the Company’s Audit Committee initiated an internal investigation regarding certain purported product returns (the “Product Returns”) to one of the Company’s distributors, Macnica Japan (“Macnica”), by its customers. The Audit Committee investigation and discussion included a review of the Company’s compliance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements” (“SAB 104”) as

Tripath Technology Inc.

Notes to Condensed Interim Consolidated Financial Statements—(Continued)

(Unaudited)

applied to the circumstances surrounding the Product Returns. Under SAB 104, a requirement for revenue recognition is that all of the following criteria must be met: (1) there is persuasive evidence that an arrangement exists, (2) delivery of goods has occurred, (3) the sales price is fixed or determinable, and (4) collectibility is reasonably assured. In accordance with SAB 104, the Company’s revenue recognition policy, for sales to distributors, requires that the Company defer recognition of revenue until such time that the distributor sells products to its customers based upon receipt of point-of-sales reports from the distributor. As of the Audit Committee’s determination on January 25, 2005, the internal investigation revealed that approximately $1.4 million of a sale of the Company’s product to Macnica did not meet the foregoing criteria because the Company’s Country Manager for the Japan Sales Office (who is no longer employed by the Company) had agreed that Macnica could return the product to the Company at Macnica’s discretion. The Audit Committee determined that this former employee had agreed to a term of sale that was outside of the Company’s standard practices and was not referenced in the documentation related to the sale submitted to the Company’s finance department. Given the discovery of this arrangement for Macnica to return the product, the Company’s Audit Committee concluded that the Company should restate certain financial information that was previously reported in the Company’s Form 10-Q for the quarter ended June 30, 2004, filed with the Securities and Exchange Commission on August 6, 2004 (the “June 2004 Form 10-Q”) to properly reflect its revenue and related financial information for the referenced periods (the “Initial Restatement”). Accordingly, the Company advised in the Prior 8-K that the Consolidated Statement of Operations for the three months and six months ended June 30, 2004 and the Consolidated Balance Sheet as of June 30, 2004 included in the June 2004 Form 10-Q should no longer be relied upon because of errors in such financial statements. The financial impact of the Initial Restatement was reflected in the Company’s Transition Report on Form 10-K/T for the transition period ended September 30, 2004 filed with the Securities and Exchange Commission on February 3, 2005 (the “Transition Report”).

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

As a result, the Audit Committee concluded on May 5, 2005 that the Company should restate certain financial information (the “Additional Restatement”) that was previously reported in the Company’s Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2004, June 30, 2004 and December 31, 2004 as well as certain financial information for the quarter and transition period ended September 30, 2004 that was previously reported in the Company’s Transition Report. The Additional Restatement was based on the Audit Committee’s conclusion on such date that the Consolidated Balance Sheets as of March 31, 2004, June 30, 2004, September 30, 2004 and

Tripath Technology Inc.

Notes to Condensed Interim Consolidated Financial Statements—(Continued)

(Unaudited)

December 31, 2004 and the related Consolidated Statements of Operations for the three months ended March 31, 2004, the three and six months ended June 30, 2004, the nine month transition period ended September 30, 2004 and the three months ended December 31, 2004 should no longer be relied upon because of errors in such financial statements. The Additional Restatement was originally described in our Current Report on Form 8-K dated May 5, 2005 and filed with the Securities and Exchange Commission on May 11, 2005.

Following receipt of a final report on the internal investigation, the Audit Committee determined that the internal investigation had been completed on June 15, 2005.

Tripath Technology Inc.

Notes to Condensed Interim Consolidated Financial Statements—(Continued)

(Unaudited)

The following tables provide a reconciliation of amounts previously reported in the Company’s Form 10-Q for the quarter ended March 31, 2004 with amounts adjusted for the restatement.

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31, 2004				Three Months Ended December 31, 2003	Six Months Ended March 31, 2004 Restated
	Previously Reported (1)	Restatement Adjustment		Restated Total
Revenue	$4,166	$(893	)(2)	$3,273	$4,126	$7,399
Cost of revenue	2,972	(599	)(3)	2,373	2,769	5,142

Gross profit (loss)	1,194	(294)		900	1,357	2,257

Operating expenses:
Research and development	1,718	—		1,718	1,669	3,387
Selling, general and administrative	1,269	—		1,269	1,082	2,351

Total operating expenses	2,987	—		2,987	2,751	5,738

Loss from operations	(1,793)			(2,087)	(1,394)	(3,481)
Interest and other income (expense), net	8	—		8	8	16

Net loss	$(1,785)	$(294)		$(2,079)	$(1,386)	$(3,465)

Basic and diluted net loss per share	$(0.04)			$(0.05)	$(0.03)	$(0.07)

Number of shares used to compute basic and diluted net loss per share	45,266			45,266	43,853	46,845

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

Results of Operations

Three months ended March 31, 2004 and 2003

Revenue. Revenue for the three months ended March 31, 2004 was $3.3 million, an increase of $0.3 million or 10% over revenues of $3.0 million for the three months ended March 31, 2003. The increase in revenue resulted primarily from an increase in sales of our TA2020, and TLD4012 products which reflects growth in the flat panel TV, gaming, automotive and communications markets.

Sales to Kyoshin Technosonic Co., Ltd., (KTS), Samsung and Alcatel accounted for approximately 40%, 13% and 9%, respectively, of revenue in the three months ended March 31, 2004 and 21%, 11%, and 4%, respectively, in the corresponding prior year quarter. Sales to our five largest customers represented approximately 71% of revenue in the three months ended March 31, 2004 and 68% of revenue in the three months ended March 31, 2003.

Gross Profit. Gross profit for the three months ended March 31, 2004 was $0.9 million or 27%, compared with a gross profit of $0.7 million or 25% for the three months ended March 31, 2003. The increase in the gross profit for the three months ended March 31, 2004 reflects ongoing product cost reduction efforts, increased unit volumes for a number of our products as well as sales of higher margin products.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2004 were $1.3 million, an increase of $0.1 million from $1.2 million for the three months ended March 31, 2003. The slight increase in selling, general and administrative expenses is mostly due to the fluctuation in stock-based compensation. We anticipate that our S,G&A expenses will increase in fiscal 2004, including expenses for legal and financial compliance costs related to the Sarbanes-Oxley Act of 2002 and increased insurance costs.

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

We have incurred substantial losses and have experienced negative cash flow since inception and have an accumulated deficit of $181.6 million at March 31, 2004. Beginning in August 2001, we instituted programs to reduce expenses including reducing headcount from 144 employees at the end of July 2001 to 56 employees at the end of December 2003 and reducing employees salaries by 10%. In September 2002 we relocated our headquarters, which reduced rent expense and canceled our D&O policy, which reduced insurance expense. These actions resulted in significant cost savings in 2003. We reduced our cash used in operating activities from approximately $13 million in 2002 to approximately $4 million in 2003.

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

As of March 31, 2004, we had an accumulated deficit of $181.6 million. We incurred net losses of approximately $7.2 million in 2003 and $19.3 million (before accretion on preferred stock of $14.9 million) in 2002. We may continue to incur net losses and these losses may be substantial. Furthermore, we may continue to generate significant negative cash flow in the future. We will need to generate substantially higher revenue to achieve and sustain profitability and positive cash flow. Our ability to generate future revenue and achieve profitability will depend on a number of factors, many of which are described throughout this section. If we are unable to achieve or maintain profitability, we will be unable to build a sustainable business. In this event, our share price and the value of your investment would likely decline and we might be unable to continue as a going concern.

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

A relatively small number of customers have accounted for most of our revenues to date. Any reduction or delay in sales of our products to one or more of these key customers could seriously reduce our sales volume and revenue and adversely affect our operating results. Our top five end customers accounted for 71% of revenue in the three months ended March 31, 2004. In particular, sales to three large customers, Kyoshin Technosonic Co. Ltd., (KTS), Samsung and Alcatel, accounted for 40%, 13% and 9%, respectively, of revenue for the quarter ended March 31,2004 and 21%, 11% and 4%, respectively, in the corresponding quarter ended March 31, 2003. Our top five end customers accounted for 68% of revenue in 2003 and 67% of revenue in 2002. Our primary customers in 2003 were Kyoshin Technosonic Co., Ltd. (KTS), Samsung Electronics Co., Ltd. (Samsung), and Apple Computer Inc. (“Apple”) representing 24%, 18% and 15% of revenue, respectively. We expect that we will continue to rely on the success of our largest customers and on our success in selling our existing and future products to those customers in significant quantities. However, we cannot be sure that we will retain our largest customers or that we will be able to obtain additional key customers or replace key customers we may lose or who may reduce their purchases.

We currently rely on sales of four products for a significant portion of our revenue, and the failure of these products to be successful in the future could substantially reduce our sales.

We currently rely on sales of our TA1101B, TA2020, TA2024 digital audio amplifier products and TLD4012 DSL line driver to generate a significant portion of our revenue. Sales of these products amounted to 91% of our revenue for the quarter ended March 31, 2004, 87% of our revenue in 2003 and 96% of our revenue in 2002. We have developed additional products and plan to introduce more products in the future, but there can be no assurance that these products will be commercially successful. Consequently, if our existing products are not successful, our sales could decline substantially.

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

Neither our disclosure controls and procedures nor our internal control over financial reporting can prevent all errors or fraud, and in the past these controls and procedures were not effective and resulted in restatements to our financial results.

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be attained. Furthermore, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of controls can provide absolute assurance that all misstatements due to error or fraud, if any, may occur and not be detected on a timely basis. These inherent limitations include the possibility that judgments in decision-making can be faulty and that breakdowns can occur because of errors or mistakes. Our controls and procedures can also be circumvented by the individuals acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Furthermore, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. While we seek to design our controls and procedures to provide reasonable assurance that information required to be disclosed in our periodic filings is timely disclosed, these inherent limitations expose us to breakdowns in such controls and procedures. For example, while our certifying officers believed that the design of our controls and procedures would ensure that material information related to the Company would be made known to them on a timely basis, in light of the circumstances underlying the Initial Restatement and Additional Restatement, these controls and procedures for the financial statement periods covered by the Initial Restatement and Additional Restatement were not effective. We have made certain changes to our internal control over financial reporting regarding the review of sales orders designed to address these circumstances, although even these improvements to our controls and procedures cannot ensure that all errors or fraud will be prevented.

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

We currently obtain almost all of our manufacturing, assembly and test services from suppliers located outside the United States and may expand our manufacturing activities abroad. Approximately 96% of our total revenue for the quarter ended March 31, 2004, was derived from sales to end customers based outside the United States. In 2003 and 2002, 78% and 61%, respectively, of our total revenue was derived from sales to end customers based outside of the United States. In addition, we often ship products to our domestic customers’ international manufacturing divisions and subcontractors.

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

Limitations on the Effectiveness of Controls

Management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be attained. Furthermore, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of controls can provide absolute assurance that all misstatements due to error or fraud, if any, may occur and not be detected on a timely basis. These inherent limitations include the possibility that judgments in decision-making can be faulty and that breakdowns can occur because of errors or mistakes. Our disclosure controls and procedures can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Furthermore, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Scope of the Controls Evaluation

The evaluation of our disclosure controls and procedures included a review of the controls’ objectives and design, the Company’s implementation of the controls and the effect of the controls on the information generated for use in this Quarterly Report. During the evaluation of our controls and procedures, we looked to identify data errors, control problems or acts of fraud and confirm that appropriate corrective action (including process improvements) was being undertaken. This evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the disclosure controls and procedures can be reported in our Quarterly Reports on Form 10-Q and to supplement our disclosures made in our Transition Report on Form 10-K/T. The overall goal of the evaluation activity is to monitor our disclosure controls and procedures, and to modify them as necessary. We intend to maintain our disclosure controls and procedures as a dynamic system that changes as conditions warrant.

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

As previously disclosed in our current report on Form 8-K dated October 18, 2004 and filed on October 22, 2004, in October 2004, our former independent registered public accountants, BDO Seidman LLP (“BDO”) provided our Audit Committee with a letter citing what BDO asserted are two “material weaknesses” over our internal financial controls: one regarding the lack of effectiveness of our Audit Committee and the other regarding the lack of controls in place to estimate distributor returns in accordance with SFAS No. 48. In response to this letter, we added an additional independent member to its Board of Directors and Audit Committee who the Board of Directors determined was an Audit Committee Financial Expert, as such term is defined under rules promulgated by the Securities and Exchange Commission. We believe that there is no material weakness regarding the effectiveness of its Audit Committee following the appointment of such new member. In addition, the Audit Committee instructed our Chief Financial Officer to conduct an internal investigation as to the verbal concerns raised by BDO regarding the appropriate accounting for approximately $1.3 million of product that, upon our inquiries, one of our distributors, Macnica, reported had been returned to Macnica by Macnica’s customers. The audit committee investigation and discussion that is described above in

Note 13 to our condensed interim consolidated financial statements “Restatements of Previously Reported Quarterly and Transition Period Financial Information” included a review of the Company’s compliance with Securities and Exchange Commission Staff Accounting Bulleting No. 104 “Revenue Recognition in Financial Statements” (“SAB 104”) as applied to the circumstances surrounding the Product Returns (as defined above in Note 13 to the condensed interim consolidated financial statements). Under SAB 104, a requirement for revenue recognition is that all of the following criteria must be met: (1) there is persuasive evidence that an arrangement exists, (2) delivery of goods has occurred, (3) the sales price is fixed or determinable, and (4) collectibility is reasonably assured. In addition, pursuant to the Company’s revenue recognition policy, for sales to distributors, the Company defers recognition of revenue until such time that the distributor sells products to its customers based upon receipt of point-of-sales reports from the distributor. In limited circumstances, revenue may be recognized when sold to a distributor if the distributor acknowledges in writing that there is no right of return and such sale also otherwise meets the SAB 104 requirements. The internal investigation revealed that approximately $1.4 million of a sale of the Company’s product to Macnica did not meet the foregoing criteria because a former employee of the Company had agreed that Macnica would return the product at Macnica’s discretion, which forms the basis of the Restatement. This former employee had on this occasion agreed to a term of sale that was outside of the Company’s standard practices and was not referenced in the documentation related to the sale submitted to the Company’s finance department. Given the discovery of this arrangement for Macnica to return the product, the Audit committee concluded on January 25, 2005 that the Company should restate certain financial information that was previously reported in the Company’s Form 10-Q for the quarter ended June 30, 2004 filed with the Securities and Exchange Commission on August 6, 2004 (the “Initial Restatement”). Following further investigation, the Audit Committee concluded on May 5, 2005 that the Company should restate the financial statements (the “Additional Restatement”) that were previously included in its Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2004, June 30, 2004, and December 31, 2004 as well as the financial statements for the nine-month transition period ended September 30, 2004 previously included in its Transition Report on Form 10-K/T. For more information regarding the Initial Restatement and the Additional Restatement, please see Note 13 to our condensed interim consolidated financial statements, “Restatement of Previously Reported Quarterly and Transition Period Financial Information” included elsewhere in this Form 10-Q/A. In addition, the Audit Committee approved certain changes to the Company’s internal control over financial reporting as an additional remedial action.

Changes in Internal Control Over Financial Reporting.

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

Conclusions

Based upon the evaluation of the effectiveness of our disclosure controls and procedures, our CEO and CFO believed that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be included in our Exchange Act reports, including this Quarterly Report on Form 10-Q is made known to management, including the CEO and CFO, on a timely basis. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2004, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

While we seek to design our controls and procedures to provide reasonable assurance that information required to be disclosed in our periodic filings is timely disclosed, inherent limitations expose us to breakdowns in such controls and procedures. While our certifying officers believed that the design of our controls and procedures would ensure that material information related to the Company would be made known to them on a timely basis, in light of the circumstances underlying the Initial Restatement and the Additional Restatement, these controls and procedures for the financial statement periods covered by the Initial Restatement and the Additional Restatement were not effective. We have made certain changes to our internal control over financial reporting regarding the review of sales orders designed to address these circumstances, as further described above, although even these improvements to our controls and procedures cannot ensure that all errors or fraud will be prevented.

PART II. Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

See Exhibit Index.

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

TRIPATH TECHNOLOGY INC.

Date: July 27, 2005

By:	/s/ JEFFREY L. GARON
Jeffrey L. Garon Vice President, Finance and Chief Financial Officer Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Security Agreement dated March 8, 2004 between Tripath Technology Inc. and Union Bank of California, N.A. (incorporated by reference to Exhibit 10.1 of Tripath’s quarterly report on Form 10-Q/A, filed on May 21, 2004)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.