Form 10-Q/A
period 2004-06-30
TRIPATH TECHNOLOGY INC
filed 2005-07-27
CIK 1045739

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

EXPLANATORY NOTE

This Report on Form 10-Q/A (“Form 10-Q/A”) is being filed as Amendment No. 1 to our Report on Form 10-Q for the quarter ended June 30, 2004, which was filed with the Securities and Exchange Commission (SEC) on August 6, 2004 (the “Original Filing”). We are filing this Amendment No. 1 to reflect restatements of certain financial information for the quarter ended June 30, 2004 (the “Restatement”) that was previously reported in the Original Filing. For a more detailed description of the Restatement, see Note 14 “Restatement of Previously Reported Quarterly and Transition Period Financial Information” of the Notes to Condensed Interim Consolidated Financial Statements.

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

PART I. Financial Information

Item 1. Financial Statements

TRIPATH TECHNOLOGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

Unaudited

	June 30, 2004 Restated	December 31, 2003
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$5,485	$9,612
Accounts receivable, net	2,746	2,041
Inventories	9,063	5,574
Prepaid expenses and other current assets	167	263

Total current assets	17,461	17,490
Property and equipment, net	1,761	1,897
Other assets	117	81

Total assets	$19,339	$19,468

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,831	$4,069
Current portion of capital lease obligations	531	496
Current portion of deferred rent	256	24
Accrued expenses	690	602
Deferred distributor revenue	3,466	1,125

Total current liabilities	8,774	6,316

Long term liabilities	795	1,232

Commitments and contingencies (see Note 10)

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 47,470,084 and 45,709,740 shares issued and outstanding	47	45
Additional paid-in capital	194,304	191,656
Deferred stock-based compensation	(135)	(217)
Accumulated deficit	(184,446)	(179,564)

Total stockholders’ equity	9,770	11,920

Total liabilities and stockholders’ equity	$19,339	$19,468

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TRIPATH TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2004 Restated	2003	2004 Restated	2003
Revenue	$2,601	$3,139	$5,874	$6,091
Cost of revenue	2,334	2,220	4,707	4,427

Gross profit	267	919	1,167	1,664

Operating expenses:
Research and development	1,876	1,625	3,594	3,603
Selling, general and administrative	1,154	1,113	2,423	2,359

Total operating expenses	3,030	2,738	6,017	5,962

Loss from operations	(2,763)	(1,819)	(4,850)	(4,298)
Interest and other income (expense), net	(40)	3	(32)	5

Net loss	$(2,803)	$(1,816)	$(4,882)	$(4,293)

Basic and diluted net loss per share	$(0.06)	$(0.04)	$(0.11)	$(0.10)

Weighted average number of common shares used in computing basic and diluted net loss per share	45,878	42,631	45,752	41,999

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TRIPATH TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Unaudited

	Six Months Ended June 30,
	2004 Restated	2003
Cash flows from operating activities:
Net loss	$(4,882)	$(4,293)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	545	634
Deferred Rent	104	356
Stock-based compensation	83	8
Changes in assets and liabilities:
Accounts receivable	(705)	(831)
Inventories	(3,489)	1,593
Prepaid expenses and other assets	60	665
Accounts payable	(238)	(780)
Accrued expenses	88	(330)
Deferred distributor revenue	2,341	585

Net cash used in operating activities	(6,093)	(2,393)

Cash flows from investing activities:
Purchase of property and equipment	(409)	(52)
Restricted Cash	—	486

Net cash (used in) provided by investing activities	(409)	434

Cash flows from financing activities:
Net proceeds from issuance of common stock under ESPP and upon exercise of options	301	61
Proceeds from issuance of common stock upon exercise of warrants	2,348	—
Principal payments on capital lease obligations	(274)	(98)

Net cash provided by (used in) financing activities	2,375	(37)

Net decrease in cash and cash equivalents	(4,127)	(1,996)
Cash, cash equivalents, and restricted cash, beginning of period	9,612	10,112

Cash, cash equivalents, and restricted cash, end of period	$5,485	$8,116

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

The Company’s unaudited condensed interim consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred substantial losses and has experienced negative cash flow since inception and has an accumulated deficit of $184.4 million at June 30, 2004.

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

Tripath Technology Inc.

Notes to Condensed Interim Consolidated Financial Statements—(Continued)

(Unaudited)

would be anti-dilutive. For the three and six month periods ended June 30, 2003, 10,145,000 and 10,027,000 shares of potential common stock were excluded from the calculation of diluted net loss per share because they were anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share amounts):

	Three months ended June 30		Six months ended June 30
	2004 Restated	2003	2004 Restated	2003
Numerator:
Net loss	$(2,803)	$(1,816)	$(4,882)	$(4,293)

Denominator:
Weighted average common stock	45,878	42,631	45,752	41,999

Net loss per share:
Basic and diluted	$(0.06)	$(0.04)	$(0.11)	$(0.10)

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

Tripath Technology Inc.

Notes to Condensed Interim Consolidated Financial Statements—(Continued)

(Unaudited)

following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation.

	Three months ended June 30,		Six months ended June 30,
	2004 Restated	2003	2004 Restated	2003
Net loss applicable to common stockholders, as reported	$(2,803)	$(1,816)	$(4,882)	$(4,293)
Total stock-based employee compensation expense included in the net loss, determined under the recognition and measurement principles of APB Opinion No. 25	41	44	83	8
Total stock-based employee compensation expense determined under fair value based method for all awards	(659)	(162)	(1,367)	(256)

Pro forma net loss applicable to common stockholders	$(3,421)	$(1,934)	$(6,166)	$(4,541)

Loss per share:
Basic and diluted—as reported	$(0.06)	$(0.04)	$(0.11)	$(0.10)

Basic and diluted—pro forma	$(0.07)	$(0.05)	$(0.13)	$(0.11)

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

Tripath Technology Inc.

Notes to Condensed Interim Consolidated Financial Statements—(Continued)

(Unaudited)

The following table summarizes sales to end customers comprising 10% or more of the Company’s total revenue for the periods indicated:

	% of Revenue for the Three Months Ended June 30		% of Revenue for the Six Months Ended June 30
	2004 Restated	2003	2004 Restated	2003
Customer A	22%	—	12%	—
Customer B	19%	10%	13%	7%
Customer C	14%	—	7%	—
Customer D	7%	11%	9%	11%
Customer E	—	20%	—	20%
Customer F	—	12%	—	19%

The Company’s accounts receivable were concentrated with four customers at June 30, 2004 representing 65%, 20%, and 7% of aggregate gross receivables, and with four customers at June 30, 2003 representing 29%, 16%, 11% and 10% of aggregate gross receivables.

8. Inventories

Inventories are stated at the lower of cost or market. This policy requires the Company to make estimates regarding the market value of the Company’s inventory, including an assessment of excess or obsolete inventory. The Company determines excess and obsolete inventory based on an estimate of the future demand and estimated selling prices for the Company’s products within a specified time horizon, generally 12 months. The estimates the Company uses for expected demand are also used for near-term capacity planning and inventory purchasing and are consistent with the Company’s revenue forecasts. Actual demand and market conditions may be different from those projected by the Company’s management. If the Company’s unit demand forecast is less than the Company’s current inventory levels and purchase commitments during the specified time horizon, or if the estimated selling price is less than the Company’s inventory value, the Company will be required to take additional excess inventory charges or write-downs to net realizable value which will decrease the Company’s gross margin and net operating results in the future. Further, subsequent sales of written down inventory may result in increases to our gross margin. During the six months ended June 30, 2004, we sold inventory previously written down to its estimated net realizable value resulting in a net release of approximately $0.8 million in inventory reserves.

Inventories are comprised of the following (in thousands):

	June 30, 2004 Restated	December 31, 2003
Raw materials	$4,090	$1,692
Work-in-process	205	1,007
Finished goods	2,902	2,229
Inventory held by distributors	1,866	646

Total	$9,063	$5,574

9. Segment and geographic information

The Company has determined that it has one reportable business segment: the design, license and marketing of integrated circuits.

Tripath Technology Inc.

Notes to Condensed Interim Consolidated Financial Statements—(Continued)

(Unaudited)

The following is a geographic breakdown of the Company’s sales by shipping destination for the following periods:

	Three Months Ended June 30		Six Months Ended June 30
	2004 Restated	2003	2004 Restated	2003
Europe	$430	$353	$770	$507
Korea	—	610	—	967
United States	263	282	792	470
Japan	875	1,261	3,002	2,500
Singapore	86	207	86	512
Taiwan	73	184	171	618
China	852	238	992	513
Rest of World	22	4	61	4

	$2,601	$3,139	$5,874	$6,091

Approximately 90% and 77% of the Company’s total revenue for the three months ended June 30, 2004 and June 30, 2003, respectively, were derived from sales directly to end customers based outside the United States. Similarly, for the six months ended June 30, 2004 and June 30, 2003, respectively, sales directly to end customers based outside the United States were approximately 87% and 73%.

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

Tripath Technology Inc.

Notes to Condensed Interim Consolidated Financial Statements—(Continued)

(Unaudited)

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

Tripath Technology Inc.

Notes to Condensed Interim Consolidated Financial Statements—(Continued)

(Unaudited)

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

14. Restatement of Previously Reported Quarterly and Transition Period Financial Information

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

Tripath Technology Inc.

Notes to Condensed Interim Consolidated Financial Statements—(Continued)

(Unaudited)

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

As a result, the Audit Committee concluded on May 5, 2005 that the Company should restate certain financial information (the “Additional Restatement”) that was previously reported in the Company’s Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2004, June 30, 2004 and December 31, 2004 as well as certain financial information for the quarter and transition period ended September 30, 2004 and that was previously reported in the Company’s Transition Report. The Additional Restatement was based on the Audit Committee’s conclusion on such date that the Consolidated Balance Sheets as of March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004 and the related Consolidated Statements of Operations for the three months ended March 31, 2004, the three and six months ended June 30, 2004, the nine month transition period ended September 30, 2004 and the three months ended December 31, 2004 should no longer be relied upon because of errors in such financial statements. The Additional Restatement was originally described in our Current Report on Form 8-K dated May 5, 2005 and filed with the Securities and Exchange Commission on May 11, 2005.

Following receipt of a final report on the internal investigation, the Audit Committee determined that the internal investigation had been completed on June 15, 2005.

The following tables provide a reconciliation of amounts previously reported in the Company’s Form 10-Q for the quarter ended June 30, 2004 and the Company’s Transitional Report on Form 10 K/T for the nine months ended September 30, 2004 with amounts adjusted for the Restatement.

Consolidated Statement of Operations (unaudited):

(in thousands, except per share data)

	Three Months Ended June 30, 2004				Additional Restatement Adjustment		Restated Total
	Previously Reported (1)	Initial Restatement Adjustment		Restated Total Previously Reported (2)
Revenue	$4,407	$(1,370	)(3)	$3,037	$(436	)(5)	$2,601
Cost of revenue	3,222	(607	)(4)	2,615	(281	)(6)	2,334

Gross profit (loss)	1,185	763		422	(155)		267

Operating expenses:
Research and development	1,876	—		1,876	—		1,876
Selling, general and administrative	1,154	—		1,154	—		1,154

Total operating expenses	3,030	—		3,030	—		3,030

Loss from operations	(1,845)	763		(2,608)	(155)		(2,763)
Interest and other income (expense), net	(40)	—		(40)	—		(40)

Net loss	$(1,885)	$763		$(2,648)	$(155)		$(2,803)

Basic and diluted net loss per share	$(0.04)			$(0.06)			$(0.06)

Number of shares used to compute basic and diluted net loss per share	45,878			45,878			45,878

	Six Months Ended June 30, 2004				Additional Restatement Adjustment	Restated Total
	Previously Reported (1)	Restatement Adjustment		Restated Total Previously Reported (2)
Revenue	$8,573	$(1,370	)(2)	$7,203	$(1,329)	$5,874
Cost of revenue	6,194	(607	)(3)	5,587	(880)	4,707

Gross profit (loss)	2,379	(763)		1,616	(449)	1,167

Operating expenses:
Research and development	3,594	—		3,594	—	3,594
Selling, general and administrative	2,423	—		2,423	—	2,423

Total operating expenses	6,017	—		6,017	—	6,017

Loss from operations	(3,638)	(763)		(4,401)	(449)	(4,850)
Interest and other income (expense), net	(32)	—		(32)	—	(32)

Net loss	$(3,670)	$(763)		$(4,433)	$(449)	$(4,882)

Basic and diluted net loss per share	$(0.08)			$(0.10)		$(0.11)

Number of shares used to compute basic and diluted net loss per share	45,752			45,752		45,752

Consolidated Balance Sheet (unaudited) (in thousands)

	June 30, 2004				Additional Restatement Adjustment		Restated Total
	Previously Reported (1)	Initial Restatement Adjustment		Restated Total Previously Reported (2)
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$5,485	$—		$5,485	$—		$5,485
Accounts receivable, net	2,746	—		2,746	—		2,746
Inventories	7,576	607	(3)	8,183	880	(8)	9,063
Prepaid expenses and other current assets	167	—		167	—		167

Total current assets	15,974	607		16,581	880		17,461
Property and equipment, net	1,761	—		1,761	—		1,761
Other assets	117	—		117	—		117

Total assets	$17,852	$607		$18,459	$880		$19,339

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,831	$—		$3,831	$—		$3,831
Current portion of capital lease obligations	531	—		531	—		531
Current portion of deferred rent	256	—		256	—		256
Accrued expenses	690	—		690	—		690
Deferred distributor revenue	767	1,370	(2)	2,137	1,329	(7)	3,466

Total current liabilities	6,075	1,370		7,445	1,329		8,774

Long term liabilities	795	—		795	—		795

Stockholders’ equity:
Common stock	47	—		47	—		47
Additional paid-in capital	194,304	—		194,304	—		194,304
Deferred stock-based compensation	(135)	—		(135)	—		(135)
Accumulated deficit	(183,234)	(763)		(183,997)	(449)		(184,446)

Total stockholders’ equity	10,982	(763)		10,219	(449)		9,770

Total liabilities and stockholders’ equity	$17,852	$607		$18,459	$880		$19,339

(1)	As previously reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(2)	As previously reported in the Company’s Transition Report on Form 10-K/T for the nine months ended September 30, 2004.

(3)	Reflects the deferral of revenue of approximately $1.4 million relating to products subject to a right of return.

(4)	Reflects an increase in inventory in transit of $1.6 million relating to the inventory subject to a right of return by the Company’s Japanese distributor, partially offset by an increase in inventory reserves to fully reserve the TA2022 product subject to a right of return by the Japanese distributor.

(5)	Reflects the deferral of revenue of approximately $436,000 relating to product shipped not to end customers but to other distributors.

(6)	Reflects an increase in inventory of approximately $281,000 relating to the deferred cost associated with the deferred revenue.

(7)	Reflects the cumulative effect of deferrals of revenue of approximately $893,000 and $436,000 for a total of $1,329,000 relating to products shipped not to end customers but to other distributors.

(8)	Reflects the cumulative effect of an increase in inventory of approximately $599,000 and $281,000 for a total of $880,000 relating to the deferred cost associated with the deferred revenue.

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

Restatement

As originally described in our Current Report on Form 8-K dated October 18, 2004 and filed with the Securities and Exchange Commission on October 22, 2004 (the “Prior 8-K”), our Audit Committee initiated an internal investigation regarding certain purported product returns (the “Product Returns”) to one of our distributors, Macnica Japan (“Macnica”), by its customers. The Audit Committee investigation and discussion included a review of our compliance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements” (“SAB 104”) as applied to the circumstances surrounding the Product Returns. Under SAB 104, a requirement for revenue recognition is that all of the following criteria must be met: (1) there is persuasive evidence that an arrangement exists, (2) delivery of goods has occurred, (3) the sales price is fixed or determinable, and (4) collectibility is reasonably assured. In addition to SAB 104, our revenue recognition policy, for sales to distributors, requires that we defer recognition of revenue until such time that the distributor sells products to its customers based upon receipt of point-of-sales reports from the distributor. As of the Audit Committee’s determination on January 25, 2005, the internal investigation revealed that approximately $1.4 million of a sale of our product to Macnica did not meet the foregoing criteria because our Country Manager for the Japan Sales Office (who is no longer employed by us) had agreed that Macnica could return the product to us at Macnica’s discretion. The Audit Committee determined that this former employee had agreed to a term of sale that was outside of our standard practices and was not referenced in the documentation related to the sale submitted to our finance department. Given the discovery of this arrangement for Macnica to return the product, our Audit Committee concluded that we should restate certain financial information that was previously reported in our Form 10-Q for the quarter ended June 30, 2004, filed with the

Securities and Exchange Commission on August 6, 2004 (the “June 2004 Form 10-Q”) to properly reflect our revenue and related financial information for the referenced periods (the “Initial Restatement”). Accordingly, we advised in the Prior 8-K that the Consolidated Statement of Operations for the three months and six months ended June 30, 2004 and the Consolidated Balance Sheet as of June 30, 2004 included in the June 2004 Form 10-Q should no longer be relied upon because of errors in such financial statements. The financial impact of the Initial Restatement was reflected in our Transition Report on Form 10-K/T for the transition period ended September 30, 2004 filed with the Securities and Exchange Commission on February 3, 2005 (the “Transition Report”).

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

As a result, the Audit Committee concluded on May 5, 2005 that we should restate certain financial information (the “Additional Restatement”) that was previously reported in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2004, June 30, 2004 and December 31, 2004 as well as certain financial information for the quarter and transition period ended September 30, 2004 and that was previously reported in our Transition Report. The Additional Restatement was based on the Audit Committee’s conclusion on such date that the Consolidated Balance Sheets as of March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004 and the related Consolidated Statements of Operations for the three months ended March 31, 2004, the three and six months ended June 30, 2004, the nine month transition period ended September 30, 2004 and the three months ended December 31, 2004 should no longer be relied upon because of errors in such financial statements. The Additional Restatement was originally described in our current Report on Form 8-K dated May 5, 2005 and filed with the Securities and Exchange Commission on May 11, 2005.

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

Results of Operations

Three months ended June 30, 2004 and 2003

Revenue. Revenue for the three months ended June 30, 2004 was $2.6 million, a decrease of $0.5 million or 16% from revenues of $3.1 million for the three months ended June 30, 2003. The decrease in revenue resulted primarily from a decrease in sales of our TA2024 and TA2020 products.

Sales to Alcatel, Samsung and Hitachi accounted for approximately 32%, 12% and 10%, respectively, of revenue in the three months ended June 30, 2004 and 10%, 11% and 4%, respectively, in the corresponding prior year quarter. Sales to our five largest customers represented approximately 64% of revenue in the three months ended June 30, 2004 and 60% of revenue in the three months ended June 30, 2003.

Gross Profit. Gross profit for the three months ended June 30, 2004 was $0.3 million compared with a gross profit of $919,000 for the three months ended June 30, 2003. The decrease in gross profit in absolute dollars is due to a combination of factors including a 16% decrease in overall sales. The gross profit margin percentage was impacted negatively due to higher assembly and test costs, as well as lower manufacturing yields, on various products during the three-month period ended June 30, 2004 compared to the three-month period ended June 30, 2003.

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

Six months ended June 30, 2004 and 2003

Revenue. Revenue for the six months ended June 30, 2004 was $5.9 million, a decrease of $0.2 million or 3% over revenues of $6.1 million for the six months ended June 30, 2003. The decrease in revenue resulted primarily from a decrease in sales of our TA2024 and TA2020 products.

Sales to KTS, Alcatel and Samsung accounted for approximately 21%, 19% and 12%, respectively, of revenue in the six months ended June 30, 2004 and 20%, 7% and 11%, respectively, in the corresponding six month period. Sales to our five largest customers represented approximately 64% of revenue in the six months ended June 30, 2004 and 62% of revenue in the six months ended June 30, 2003.

Gross Profit. Gross profit for the six months ended June 30, 2004 was $1.2 million, compared with a gross profit of $1.7 million for the six months ended June 30, 2003. The decrease in gross profit is primarily due to higher manufacturing costs.

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

We have incurred substantial losses and have experienced negative cash flow since inception and have an accumulated deficit of $184.4 million at June 30, 2004. Beginning in August 2001, we instituted programs to reduce expenses including reducing headcount from 144 employees at the end of July 2001 to 64 employees at the end of June 2004 and reducing employees salaries by 10%. In September 2002 we relocated our headquarters, which reduced rent expense and canceled our D&O policy, which reduced insurance expense. These actions resulted in significant cost savings in 2003. We reduced our cash used in operating activities from approximately $13 million in 2002 to approximately $4 million in 2003, although net cash used in operating activities was $6.1 million for the six months ended June 30, 2004.

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

As of June 30, 2004, we had an accumulated deficit of $184.4 million. We incurred net losses of approximately $7.2 million in 2003 and $19.3 million (before accretion on preferred stock of $14.9 million) in 2002. We may continue to incur net losses and these losses may be substantial. Furthermore, we may continue to generate significant negative cash flow in the future. We will need to generate substantially higher revenue to achieve and sustain profitability and positive cash flow. Our ability to generate future revenue and achieve profitability will depend on a number of factors, many of which are described throughout this section. If we are unable to achieve or maintain profitability, we will be unable to build a sustainable business. In this event, our share price and the value of your investment would likely decline and we might be unable to continue as a going concern.

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

A relatively small number of customers have accounted for most of our revenues to date. Any reduction or delay in sales of our products to one or more of these key customers could seriously reduce our sales volume and revenue and adversely affect our operating results. Our top five end customers accounted for 64% and 64% of revenue in the three and six months ended June 30, 2004. In particular, sales to three large customers, Alcatel, Samsung and Hitachi accounted for 32%, 12% and 10%, respectively, of revenue for the quarter ended June 30, 2004 and 10%, 11% and 4%, respectively, in the corresponding quarter ended June 30, 2003. Sales to Kyoshin Technosonic Co., Ltd, Alcatel and Samsung accounted for 21%, 19% and 12%, respectively, of revenue for the six months ended June 30, 2004 and 20%, 7% and 11%, respectively, in the corresponding six months ended June 30, 2003. Our top five end customers accounted for 62% of revenue in 2003. Our primary customers in 2003 were Kyoshin Technosonic Co., Ltd., Samsung Electronics Co., Ltd., and Apple Computer Inc. representing 24%, 18% and 15% of revenue, respectively. We expect that we will continue to rely on the success of our largest customers and on our success in selling our existing and future products to those customers in significant quantities. However, we cannot be sure that we will retain our largest customers or that we will be able to obtain additional key customers or replace key customers we may lose or who may reduce their purchases.

We currently rely on sales of three products for a significant portion of our revenue, and the failure of these products to be successful in the future could substantially reduce our sales.

We currently rely on sales of our TA2020 and TA2024 digital audio amplifiers and TLD4012 DSL line driver to generate a significant portion of our revenue. Sales of these products amounted to 64% and 76% of our revenue for the three and six months ended June 30, 2004 and 76% of our revenue in 2003. We have developed additional products and plan to introduce more products in the future, but there can be no assurance that these products will be commercially successful. Consequently, if our existing products are not successful, our sales could decline substantially.

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

We currently obtain almost all of our manufacturing, assembly and test services from suppliers located outside the United States and may expand our manufacturing activities abroad. Approximately 90% and 93% of our total revenue for the three and six months ended June 30, 2004, was derived from sales to end customers based outside the United States. In 2003 and 2002, 78% and 61%, respectively, of our total revenue was derived from sales to end customers based outside of the United States. In addition, we often ship products to our domestic customers’ international manufacturing divisions and subcontractors.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002. These requirements may place a strain on our systems and resources. The Securities Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are currently reviewing and further documenting our internal control procedures. However, the guidelines for the evaluation and attestation of internal control systems have only recently been finalized, and the evaluation and attestation processes are new and untested. Therefore, we can give no assurances that our systems will satisfy the new regulatory requirements. In addition, in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required.

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

As previously disclosed in our current report on Form 8-K dated October 18, 2004 and filed on October 22, 2004, in October 2004, our former independent registered public accountants, BDO Seidman LLP (“BDO”) provided our Audit Committee with a letter citing what BDO asserted are two “material weaknesses” over our internal financial controls: one regarding the lack of effectiveness of our Audit Committee and the other regarding the lack of controls in place to estimate distributor returns in accordance with SFAS No. 48. In response to this letter, we added an additional independent member to its Board of Directors and Audit Committee who the Board of Directors determined was an Audit Committee Financial Expert, as such term is defined under rules promulgated by the Securities and Exchange Commission. We believe that there is no material weakness regarding the effectiveness of its Audit Committee following the appointment of such new member. In addition, the Audit Committee instructed our Chief Financial Officer to conduct an internal investigation as to the verbal concerns raised by BDO regarding the appropriate accounting for approximately $1.3 million of product that, upon our inquiries, one of our distributors, Macnica, reported had been returned to Macnica by Macnica’s customers. The audit committee investigation and discussion is described above in Note 14 to our condensed interim financial statements, “Restatements of Previously Reported Annual and Interim Financial Information” included a review of the Company’s compliance with Securities and Exchange Commission Staff Accounting Bulleting No. 104 “Revenue Recognition in Financial Statements” (“SAB 104”) as applied to the circumstances surrounding the Product Returns (as defined above in Note 14 to the condensed interim consolidated financial statements). Under SAB 104, a requirement for revenue recognition is that all of the following criteria must be met: (1) there is persuasive evidence that an arrangement exists, (2) delivery of goods has occurred, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured. In addition, pursuant to the Company’s revenue recognition policy, for sales to distributors, the Company defers recognition of revenue until such time that the distributor sells products to its customers based upon receipt of point-of-sales reports from the distributor. In limited circumstances, revenue may be recognized when sold to a distributor if the distributor acknowledges in writing that there is no right of return and such sale also otherwise meets the SAB 104 requirements. The internal investigation revealed that approximately $1.4 million of a sale of the Company’s product to Macnica did not meet the foregoing criteria because a former employee of the Company had agreed that Macnica would return the product at Macnica’s discretion, which forms the basis of the Restatement. This former employee had on this occasion agreed to a term of sale that was outside of the Company’s standard practices and was not referenced in the documentation related to the sale submitted to the Company’s finance department. Given the discovery of this arrangement for Macnica to return the product, the Audit committee concluded on January 25, 2005 that the Company should restate certain financial information that was previously reported in the Company’s Form 10-Q for the quarter ended June 30, 2004 filed with the Securities and Exchange Commission on August 6, 2004 (the “Initial Restatement”). Following further investigation, the Audit Committee concluded on May 5, 2005 that the Company should restate the financial statements (the “Additional Restatement”) that were previously included in its Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2004, June 30, 2004, and December 31, 2004 as well as the financial statements for the nine-month transition period ended September 30, 2004 previously included in its Transition Report on Form 10-K/T. For more information regarding the Initial Restatement and the Additional Restatement, please see Note 14 to our condensed interim consolidated financial statements, “Restatement of Previously Reported Quarterly and Transition Period, Financial Information” included elsewhere in this Form 10-Q/A. In addition, the Audit Committee approved certain changes to the Company’s internal control over financial reporting as an additional remedial action.

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

Conclusions

Based upon the evaluation of the effectiveness of our disclosure controls and procedures, our CEO and CFO believed that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be included in our Exchange Act reports, including this Quarterly Report on Form 10-Q is made known to management, including the CEO and CFO, on a timely basis. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2004, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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