Form 10-KT/A
period 2004-09-30
TRIPATH TECHNOLOGY INC
filed 2005-07-27
CIK 1045739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/T/A

Amendment No. 1

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

EXPLANATORY NOTE

This Transition Report on Form 10-K/T/A (“Form 10-K/T/A”) is being filed as Amendment No. 1 to our Transition Report on Form 10-K/T for the transition period ended September 30, 2004, which was filed with the Securities and Exchange Commission (SEC) on February 3, 2005 (the “Original Filing”). We are filing this Amendment No. 1 to reflect restatements of certain financial information for the three months and nine month transition period ended September 30, 2004 (the “Restatement”) that was previously reported in the Original Filing. For a more detailed description of the Restatement, see Note 9 “Restatement of Previously Reported Quarterly and Transition Period Financial Information” of the Notes to Consolidated Financial Statements.

This Form 10-K/T/A amends and restates “Item 3. Legal Proceedings” of Part I; “Item 6. Selected Financial Data,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Item 8. Financial Statements and Supplementary Data,” and Item 9A. “Controls and Procedures” of Part II; and Item 15 “Financial Statements” of Part IV of the Original Filing, in each case, with the exception of “Item 3. Legal Proceedings” of Part I, as a result of, and to reflect, the Restatement. In addition, this Form 10-K/T/A includes an additional risk factor related to our disclosure controls and procedures and our internal control over financial reporting. This Form 10-K/T/A also amends and restates the Notes to Consolidated Financial Statements. Pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to include the consents of our independent registered public accounting firms and currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The consents of our independent registered public accounting firms are included in to this Form 10-K/T/A as Exhibits 23.1 and 23.2. The certifications of our principal executive officer and our principal financial officer are attached to this Form 10-K/T/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

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

SEC Investigation

On or about November 9, 2004, the SEC requested that we voluntarily produce documents responsive to certain document requests in the investigation entitled In the Matter of Tripath Technology, Inc. On or about January 25, 2004, February 14, 2005, and February 16, 2005, the SEC made additional documents requests. The SEC generally has requested information concerning the facts and circumstances surrounding the Company’s October 22, 2004 press release and related accounting matters. We have produced documents and is continuing to produce documents in response to the SEC’s requests. We have cooperated with the SEC in its review of these matters.

On February 24, 2005, the SEC, pursuant to Section 20(a) of the Securities Act and Section 21(a) of the Exchange Act, issued a formal order of private investigation to determine whether there have been any violations of Section 17(a) of the Securities Act and Sections 10(b), 13(a), 13(b)(2)(A), 13(b)(2)(B) and 13(b)(5) of the Exchange Act and Rules 10b-5, 12b-20, 13a-13, 13a-14, 13b2-1 and 13b2-2 thereunder.

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

On July 11, 2005, the Company entered into a Stipulation and Settlement Agreement (the “Stipulation”) which was filed with the Court on July 12, 2005. The settlement class consists of all persons who purchased the securities of Tripath between January 29, 2004 and June 13, 2005, inclusive. Under the terms of the Stipulation, the parties agreed that the class action will be dismissed in exchange for a payment of $200,000 in cash by Tripath and the issuance of 2.45 million shares of Tripath common stock which shall be exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933. The Stipulation remains subject to the satisfaction of various conditions, including without limitation (1) final approval of the Stipulation by the Court, including a finding that the 2.45 million shares of Tripath common stock to be issued are exempt from registration pursuant to Section 3(a)(1) of the Securities Act of 1933 and (2) notification to members of the settlement class in the Class Action.

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

On April 4, 2005, the Court ordered that all deadlines shall be stayed for Defendants filing any motions to quash and/or dismiss for lack of personal jurisdictions, or otherwise respond to the Complaint, until such date as the parties mutually designate to the Court for the Court’s approval. A Case Management Conference is scheduled for August 16, 2005 before the Court. The parties currently are engaged in settlement discussions.

Langley Securities Fraud Litigation

On or about June 2, 2005, plaintiff Langley Partners, L.P. (“Langley”) filed a complaint in the United States District Court for the Southern District of New York alleging claims against the Company, Dr. Adya Tripathi, the Company’s President and Chief Executive Officer, and David Eichler, the Company’s former Chief Financial Officer. Langley alleges that it entered into a stock purchase agreement with Tripath on or about August 2, 2004 in which Langley purchased 1 million shares of Tripath common stock at a purchase price of $2.00 per share. Langley also alleges that it consented to the receipt of the Company’s Prospectus dated August 2, 2004 and the accompanying Prospectus dated June 1, 2004 which specifically incorporated certain of the Company’s filings with the SEC from March through July 2004. The complaint generally alleges that the Company and the individual defendants made materially false and misleading statements with respect to the Company’s financial results and with respect to its business, prospects, internal accounting controls and design wins on Godzilla products in the Company’s filings with the SEC, press releases and other documents. The complaint alleges claims against the Company and the individual defendants for violations of Sections 10(b) and 20(a) of the Exchange Act, fraud, breach of contract, unjust enrichment and money had and received, rescission and violations of Sections 11 and 15 of the Securities Act. On this basis, the complaint seeks unspecified compensatory damages and restitution in an amount in excess of $2 million, rescission of the purchase agreement and a return of $2 million, unspecified punitive damages, costs and such other relief as may be awarded by the Court.

On July 12, 2005, the Company served a motion to transfer this action from the Southern District of New York to the United States District Court for the Northern District of California on plaintiff. The Company filed this motion with the Court on July 20, 2005. This motion has not yet been fully briefed. A Pre-Trial Conference is scheduled before the Court on August 25, 2005. On June 29, 2005, the Court entered a stipulation and order extending the time for all defendants to respond to the complaint until August 2, 2005. The parties have agreed in principle to submit a further stipulation and proposed order to the Court extending the time for all defendants to respond to the complaint until 14 days after the Court’s ruling on the motion to transfer or 40 days after all briefing on the motion to transfer is filed, whichever is earlier. The Company has not yet responded to the complaint.

Changes in and Disagreements with Accountants

As previously disclosed in our current report on Form 8-K dated October 18, 2004 and filed on October 22, 2004, in October 2004, our former independent registered public accountants, BDO Seidman LLP, or BDO, provided our Audit Committee with a letter citing what BDO asserted are two “material weaknesses” over our internal financial controls: one regarding the lack of effectiveness of our Audit Committee and the other regarding the lack of controls in place to estimate distributor returns in accordance with SFAS No. 48. Following discussions with our employees, representatives of BDO further orally advised us that BDO had concerns regarding the appropriate accounting for approximately $1.3 million of product that, upon our inquiries, one of our distributors, Macnica, reported had been returned to Macnica by Macnica’s customers (the “Product Return”). In response to both the letter and the verbal comments, the Audit Committee instructed our then-Chief Financial Officer to investigate this matter and report the findings to the Audit Committee. As a result of the litigation matters referenced above, we retained outside litigation counsel to represent us in responding to the aforementioned complaints. In addition, the audit committee and the then-Chief Financial Officer directed litigation counsel to further conduct an internal investigation into the verbal concerns raised by BDO regarding the Product Return. Separately, the Audit Committee, with the assistance of our then-Chief Financial Officer investigated BDO’s assertion regarding the lack of controls in place to estimate distributor returns.

The Audit Committee received an initial report from our litigation counsel on findings of the internal investigation on January 21, 2005 and requested additional investigation by litigation counsel. On January 25, 2005, litigation counsel made a supplemental report on the findings of the internal investigation to date. Following the presentation of such report, including discussion of the findings of the forensic accountant hired by the litigation counsel with the approval of the Audit Committee, the Audit Committee concluded that our Country Manager for the Japan Sales Office (who is no longer employed with us) agreed in an arrangement outside the formal paperwork of the transactions underlying the Product Return that Macnica could return the products back to us at Macnica’s discretion.

The Audit Committee investigation and discussion included a review of our compliance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements, or SAB 104, as applied to the circumstances surrounding the Product Return. Under SAB 104, a requirement for revenue recognition is that all of the following criteria must be met: (1) there is persuasive evidence that an arrangement exists, (2) delivery of goods has occurred, (3) the sales price is fixed or determinable, and (4) collectibility is reasonably assured. In addition, pursuant to our revenue recognition policy, for sales to distributors, we defer recognition of revenue until such time that the distributor sells products to its customers based upon receipt of point-of-sales reports from the distributor. The internal investigation revealed that approximately $1.4 million of a sale of our product to Macnica did not meet the foregoing criteria because our former employee had agreed that Macnica could return the product at Macnica’s discretion. This former employee had on this occasion agreed to a term of sale that was outside of our standard practices and was not referenced in the documentation related to the sale submitted to our finance department. Given the discovery of this arrangement for Macnica to return the product, the Audit Committee concluded on January 25, 2005 that we should restate certain financial information that was previously reported in our Form 10-Q for the quarter ended June 30, 2004 filed with the Securities and Exchange Commission on August 6, 2004 (the “Initial Restatement”). For more information regarding the Initial Restatement, please see Note 9 of Notes to Consolidated Financial

Statements included elsewhere in this Transition Report on Form 10-K/T/A. In addition, the Audit Committee approved certain changes to our internal control over financial reporting as an additional remedial action in response to the report of our litigation counsel and our forensic accountant and to the report by our Chief Financial Officer.

The Audit Committee directed that the internal investigation continue following reporting of the Initial Restatement. As a result of this further investigation, the Audit Committee concluded on May 5, 2005 that we should restate certain financial information (the “Additional Restatement”) that was previously reported in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2004, June 30, 2004 and December 31, 2004 as well as certain financial information for the quarter and transition period ended September 30, 2004 and that was previously reported in our Transition Report. The Additional Restatement was based on the Audit Committee’s conclusion on such date that the Consolidated Balance Sheets as of March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004 and the related Consolidated Statements of Operations for the three months ended March 31, 2004, the three and six months ended June 30, 2004, the nine month transition period ended September 30, 2004 and the three months ended December 31, 2004 should no longer be relied upon because of errors in such financial statements. For more information regarding the Additional Restatement, please see Note 9 of Notes to Consolidated Financial Statements included elsewhere in this Transition Report on Form 10-K/T/A. The Additional Restatement was originally described in our Current Report on Form 8-K dated May 5, 2005 and filed with the Securities and Exchange Commission on May 11, 2005.

Following receipt of a final report on the internal investigation, the Audit Committee determined that the internal investigation had been completed on June 15, 2005. The internal investigation revealed errors in the Company’s financial statements for 2002 and 2003. Such errors included certain shipments between distributors rather than to end-customers which was not noted on applicable point-of-sales reports, inaccurate shipment dates on certain point-of-sales reports, and inaccurate quantities noted on certain point-of-sales reports. The Company reviewed these errors with reference to the guidelines set forth in SAB99. Based upon such review, the Company concluded that such errors were immaterial and thus would not result in a restatement of the 2002 or 2003 financial statements.

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

	Nine Months Ended September 30, 2004 Restated	Year Ended December 31,				Nine Months Ended September 30, 2003
		2003	2002	2001	2000
		(In thousands, except per share amounts)
Statement of Operations Data:
Revenue	$9,169	$13,891	$16,227	$13,541	$9,300	$9,765
Cost of revenue	7,415	9,467	13,517	11,948	11,347	6,941
Provision for slow-moving, excess and obsolete inventory (1)	4,316	243	4,977	—	—	—

Gross profit (loss)	(2,562)	4,181	(2,267)	1,593	(2,047)	2,824

Operating expenses:
Research and development	5,521	6,874	11,650	19,913	26,074	5,205
Selling, general and administrative	3,556	4,544	5,557	8,664	14,772	3,462
Restructuring and other charges (2)	—	—	—	684	—	—

Total operating expenses	9,077	11,418	17,207	29,261	40,846	8,667

Loss from operations	(11,639)	(7,237)	(19,474)	(27,668)	(42,893)	(5,843)
Interest and other income (expense), net	(26)	22	160	687	1,626	14

Net loss	(11,665)	(7,215)	(19,314)	(26,981)	(41,267)	(5,829)
Accretion on preferred stock (3)	—	—	(14,952)	—	—	—

Net loss applicable to common stockholders	$(11,665)	$(7,215)	$(34,266)	$(26,981)	$(41,267)	$(5,829)

Basic and diluted net loss per share	$(0.25)	$(0.17)	$(0.88)	$(1.00)	$(2.34)	$(0.14)

Number of shares used to compute basic and diluted net loss per share	46,541	41,993	38,823	27,009	17,625	41,677

	September 30, 2004 Restated	December 31,				September 30, 2003
		2003	2002	2001	2000
Balance Sheet Data:
Cash, cash equivalents, short-term investments and restricted cash	$7,339	$9,612	$10,598	$5,097	$36,515	$9,088
Working capital	6,832	11,157	13,711	12,854	36,160	10,997
Total assets	14,306	19,468	20,685	22,160	47,111	16,969
Long term obligations, net of current portion	571	1,215	933	262	—	1,157
Total stockholders’ equity	8,058	11,920	15,436	15,347	40,088	11,590

(1)	During the year ended December 31, 2002 we recorded a provision for slow-moving, excess and obsolete inventory of approximately $5.0 million. The inventory charge related to excess inventory for our TA2022 product based on a decline in forecasted sales for this product. During the year ended December 31, 2003 we recorded a provision for slow-moving, excess and obsolete inventory of approximately $243,000. The inventory charge related to excess inventory for our TA2022 product based on a decline in forecasted sales for this product. During the nine months ended September 30, 2004 we recorded a provision for slow-moving, excess and obsolete inventory of approximately $4.3 million. The inventory charge related to slow-moving and excess inventory for our TA1101B, TA3020, TA2041, TA2022 and leaded TA2024 products, the TK2350, TK2051, TK2150, TK2050 and TK2052 chipsets, and Kauai 2BB and U461 die based on a decline in forecasted sales for these parts.

(2)	On August 3, 2001 we announced a restructuring and cost reduction plan which included a workforce reduction and write down of assets no longer used. As a result of the restructuring and cost reduction plan, we recorded restructuring and other charges of $684,000 during the quarter ended September 30, 2001.

(3)	On January 24, 2002, we completed a financing in which we raised $21 million in gross proceeds through a private placement of non-voting Series A Preferred Stock and warrants, at $30 per unit to a group of investors, which was convertible into 13,999,000 shares of common stock and warrants to purchase 3,303,760 shares of common stock. Each share of Series A Preferred Stock was convertible into 20 shares of Common Stock (or an effective Common Stock price of $1.50 per share). As a result of the favorable conversion price of the shares and related warrants at the date of issuance, we recorded accretion of approximately $15 million relating to the beneficial conversion feature representing the difference between the accounting conversion price and the fair value of the common stock on the date of the transaction, after valuing the warrants issued in connection with the financing transaction.

No dividends have been paid or declared since our inception.

Restatement of Financial Statements Previously included in our Form 10-Qs for the Quarters Ended March 31, 2004, June 30, 2004 and December 31, 2004 and in our Transition Report on Form 10-K/T for the nine months ended September 30, 2004.

Following the receipt of the report of our litigation counsel, including discussion of the findings of the forensic accountant hired by our litigation counsel and approved by our Audit Committee on January 25, 2005, the Audit Committee determined to restate the financial statements previously included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (the “Initial Restatement”) as such financial statements included errors and should no longer be relied upon.

Following further investigation, our Audit Committee concluded on May 5, 2005 that we should restate the financial statements (the “Additional Restatement”) that were previously included in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2004, June 30, 2004 and December 31, 2004 as well as the financial statements for the quarter and transition period ended September 30, 2004 previously included in our Transition Report on Form 10-K/T as such financial statements included errors and should no longer be relied upon.

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

Restatement

As originally described in our Current Report on Form 8-K dated October 18, 2004 and filed with the Securities and Exchange Commission on October 22, 2004 (the “Prior 8-K”), our Audit Committee initiated an internal investigation regarding certain purported product returns (the “Product Returns”) to one of our distributors, Macnica Japan (“Macnica”), by its customers. The Audit Committee investigation and discussion included a review of our compliance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements” (“SAB 104”) as applied to the circumstances surrounding the Product Returns. Under SAB 104, a requirement for revenue recognition is that all of the following criteria must be met: (1) there is persuasive evidence that an arrangement exists, (2) delivery of goods has occurred, (3) the sales price is fixed or determinable, and (4) collectibility is reasonably assured. In accordance with SAB 104, our revenue recognition policy, for sales to distributors, requires that we defer recognition of revenue until such time that the distributor sells products to its customers based upon receipt of point-of-sales reports from the distributor. As of the Audit Committee’s determination on January 25, 2005, the internal investigation revealed that approximately $1.4 million of a sale of our product to Macnica did not meet the foregoing criteria because our Country Manager for the Japan Sales Office (who is no longer employed by us) had agreed that Macnica could return the product to us at Macnica’s discretion. The Audit Committee determined that this former employee had agreed to a term of sale that was outside of our standard practices and was not referenced in the documentation related to the sale submitted to our finance department. Given the discovery of this arrangement for Macnica to return the product, our Audit Committee concluded that we should restate certain financial information that was previously reported in our Form 10-Q for the quarter ended June 30, 2004, filed with the Securities and Exchange Commission on August 6, 2004 (the “June 2004 Form 10-Q”) to properly reflect our revenue and related financial information for the referenced periods (the “Initial Restatement”). Accordingly, we advised in the Prior 8-K that the Consolidated Statement of Operations for the three months and six months ended June 30, 2004 and the Consolidated Balance Sheet as of June 30, 2004 included in the June 2004 Form 10-Q should no longer be relied upon because of errors in such financial statements. The financial impact of the Initial Restatement was reflected in our original filing of this Transition Report on Form 10-K/T.

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

As a result, the Audit Committee concluded on May 5, 2005 that we should restate certain financial information (the “Additional Restatement”) that was previously reported in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2004, June 30, 2004 and December 31, 2004 as well as certain financial information for the quarter and transition period ended September 30, 2004 that was previously reported in our Transition Report. The Additional Restatement was based on the Audit Committee’s conclusion on such date that the Consolidated Balance Sheets as of March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004 and the related Consolidated Statements of Operations for the three months ended March 31, 2004, the three and six months ended June 30, 2004, the nine month transition period ended September 30, 2004 and the three months ended December 31, 2004 should no longer be relied upon because of errors in such financial statements. The Additional Restatement was originally described in our Current Report on Form 8-K dated May 5, 2005 and filed with the Securities and Exchange Commission on May 11, 2005.

Following receipt of a final report on the internal investigation, the Audit Committee determined that the internal investigation had been completed on June 15, 2005. The internal investigation revealed errors in the Company’s financial statements for 2002 and 2003. Such errors included certain shipments between distributors rather than to end-customers which was not noted on applicable point-of-sales reports, inaccurate shipment dates on certain point-of-sales reports, and inaccurate quantities noted on certain point-of-sales reports. The Company reviewed these errors with reference to the guidelines set forth in SAB99. Based upon such review, the Company concluded that such errors were immaterial and thus would not result in a restatement of the 2002 or 2003 financial statements.

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

Inventories: Inventories are stated at the lower of cost or market. This policy requires us to make estimates regarding the market value of our inventory, including an assessment of excess or obsolete inventory. We determine excess and obsolete inventory based on an estimate of the future demand and estimated selling prices for our products within a specified time horizon, generally 12 months. The estimates we use for expected demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. In addition to current inventory of $3.9 million, we have inventory purchase commitments of approximately $0.9 million. Our inventory and purchase commitments are based on expected demand and not necessarily built for firm purchase commitments for our customers. Because of the required delivery lead time, we need to carry a high level of inventory in comparison to past sales. Actual demand and market conditions may be different from those projected by our management. If our unit demand forecast is less than our current inventory levels and purchase commitments, during the specified time horizon, or if the estimated selling price is less than our inventory value, we will be required to take additional excess inventory charges or write-downs to net realizable value which will decrease our gross margin and net operating results in the future. During the quarter ended March 31, 2002, we recorded a provision for excess inventory of approximately $5 million related to excess inventory for our TA2022 product as a result of a decrease in forecasted sales for this product. In 2004, we increased the inventory reserves from $4.9 million to $9.2 million to account for slow moving, excess, and obsolete inventory.

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

Our top five end customers accounted for 65% of revenue in 2004 versus 68% and 67% in 2003 and 2002 respectively. Our primary customers in 2004 were Kyoshin Technosonic Co., Ltd. (KTS), Alcatel and Samsung representing 28%, 19% and 9% of revenue, respectively. In 2003, our primary customers were KTS, Samsung, and Apple representing 24%, 18% and 15% of revenue, respectively. Apple and Apex Digital Inc. were our top two customers in 2002, representing 31% and 19% of revenue, respectively. One of our distributors, Macnica, Inc. and its affiliates, accounted for 69%, 41% and 10% of total revenues for the nine months ended September 30, 2004, and the years ended December 31, 2003 and December 31, 2002, respectively.

Gross Profit (Loss). Gross loss for the nine months ended September 30, 2004 was $2.6 million compared to a gross profit of $4.2 million for fiscal year 2003 and a gross loss of $2.3 million for fiscal year 2002. Gross profit for the nine months ended September 30, 2003 was $2.8 million. The gross loss for the nine months ended September 30, 2004 was primarily due to a net increase of $4.3 million in inventory reserves for slow moving, excess and obsolete inventory. The gross loss for fiscal year 2002 was primarily due to a reserve of $5.0 million for excess inventory during the first quarter of 2002. The inventory charge, related to excess inventory for our TA2022 product, was based on a decline in forecasted sales for this product. As yet, we have been unable to sell this product.

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

We have incurred substantial losses and have experienced negative cash flow since inception and have an accumulated deficit of $191.2 million at September 30, 2004. Beginning in August 2001, we instituted programs to reduce expenses including reducing headcount from 144 employees at the end of July 2001 to 56 employees at the end of December 2003 and reducing employees salaries by 10%. In September 2002 we relocated our headquarters which reduced rent expense and canceled our directors and officers liability insurance policy which reduced insurance expense. These actions resulted in significant cost savings in 2003. We reduced our cash used in operating activities from approximately $13 million in 2002 to approximately $4 million in 2003. However, for the nine month transition period ended September 30, 2004, cash used in operating activities increased to $9.1 million.

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

In December 2004, the FASB revised SFAS No. 123 (SFAS 123 (R)”). SFAS 123 (R), “Share-Based Payment”, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition. SFAS 123 (R) is effective for periods beginning after June 15, 2005, which means beginning on October 1, 2005 for us. We are still evaluating the transition provisions allowed by SFAS 123 (R).

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

We incurred net losses of approximately $11.7 million for the nine months ended September 30, 2004, $7.2 million for the twelve months ended December 31, 2003 and $19.3 million (before accretion on preferred stock of $14.9 million) for the twelve months ended December 31, 2002. Because we have had losses, we have funded our operating activities to date from the sale of securities, including our most recent financings in August 2004 and January 2002 as well as from the proceeds from the related exercise of warrants issued in connection with the 2002 financing. However, to grow our business significantly and to fund additional losses, we will need additional capital. We cannot be certain that any such financing will be available on acceptable terms, or at all. Moreover, additional equity financing, if available, would likely be dilutive to the holders of our common stock, and debt financing, if available, would likely involve restrictive covenants. If we cannot raise sufficient additional capital, it would adversely affect our ability to achieve our business objectives and to continue as a going concern.

We have a history of losses and may never achieve or sustain profitability.

As of September 30, 2004, we had an accumulated deficit of $191.2 million. We incurred net losses of approximately $11.7 million for the nine months ended September 30, 2004, $7.2 million for the twelve months ended December 31, 2003 and $19.3 million (before accretion on preferred stock of $14.9 million) for the twelve months ended December 31, 2002. We may continue to incur net losses and these losses may be substantial. Furthermore, we may continue to generate significant negative cash flow in the future. We will need to generate substantially higher revenue to achieve and sustain profitability and positive cash flow. Our ability to generate future revenue and achieve profitability will depend on a number of factors, many of which are described throughout this section. If we are unable to achieve or maintain profitability, we will be unable to build a sustainable business. In this event, our share price and the value of your investment would likely decline and we might be unable to continue as a going concern.

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

A relatively small number of customers have accounted for most of our revenues to date. Any reduction or delay in sales of our products to one or more of these key customers could seriously reduce our sales volume and revenue and adversely affect our operating results. Our top five end customers accounted for 65% of revenue in the transition period ended September 30, 2004 versus 68% and 67% in 2003 and 2002 respectively. Our primary end customers in 2004 were Kyoshin Technosonic Co., Ltd. (“KTS”), Alcatel and Samsung representing 28%, 19% and 9% of revenue, respectively. In 2003, our primary end customers were KTS, Samsung and Apple representing 24%, 18% and 15% of revenue, respectively. Apple and Apex Digital Inc. were our top two end customers in 2002, representing 31% and 19% of revenue, respectively. We expect that we will continue to rely on the success of our largest customers and on our success in selling our existing and future products to those customers in significant quantities. In addition, approximately 54% of our revenue in the transition period ended September 30, 2004 was from our largest distributor, Macnica. We cannot be sure that we will retain our largest customers (whether from inside sales or through our distributors) or that we will be able to obtain additional key customers or replace key customers we may lose or who may reduce their purchases.

We currently rely on sales of three products for a significant portion of our revenue, and the failure of these products to be successful in the future could substantially reduce our sales.

We currently rely on sales of our TA2024, TA2020 digital audio amplifier products and TLD4012 DSL line driver to generate a significant portion of our revenue. Sales of these products amounted to 74% of our revenue for the nine months ended September 30, 2004, 78% of our revenue for the twelve months ended December 31, 2003 and 68% of our revenue for the twelve months ended December 31, 2002. We have developed additional products and plan to introduce more products in the future, but there can be no assurance that these products will be commercially successful. Consequently, if our existing products are not successful, our sales could decline substantially.

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

Our financial condition will likely be materially adversely affected by the pendency of the litigation referenced in this Transition Report on Form 10-K/TA because we do not have third-party insurance coverage for either the costs of defending these lawsuits, including the costs of possible indemnification claims by the individual named defendants, or settling such litigation. We believe that the cost of defending or settling such litigation will have a material adverse effect on our cash balances and will be another factor requiring us to raise additional funds. In addition, these matters will require devotion of significant management resources which may also adversely affect our business operations.

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

/s/    Stonefield Josephson, Inc.

San Francisco, California

December 17, 2004, except for Note 9 “Restatement of Previously Reported Quarterly and Transition Period Financial Information” as to which the date is June 15, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

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

/s/    PricewaterhouseCoopers LLP

San Jose, California

January 30, 2003

TRIPATH TECHNOLOGY INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2004 Restated (Note 9)	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$6,577	$8,951
Restricted cash	762	661
Accounts receivable, net of allowance for doubtful accounts of $50 at September 30, 2004 and December 31, 2003	1,019	2,041
Inventories, net	3,939	5,574
Prepaid expenses and other current assets	212	263

Total current assets	12,509	17,490
Property and equipment, net	1,674	1,897
Other assets	123	81

Total assets	$14,306	$19,468

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,908	$4,069
Current portion of capital lease obligations	664	513
Current portion of deferred rent	266	24
Accrued expenses	764	602
Deferred distributor revenue	1,075	1,125

Total current liabilities	5,677	6,333

Deferred rent	471	673
Capital lease obligations	100	542

	571	1,215

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 50,043,158 and 45,709,740 shares issued and outstanding at September 30, 2004 and December 31, 2003 respectively	49	45
Additional paid-in capital	199,333	191,656
Deferred stock-based compensation	(95)	(217)
Accumulated deficit	(191,229)	(179,564)

Total stockholders’ equity	8,058	11,920

Total liabilities and stockholders’ equity	$14,306	$19,468

The accompanying notes are an integral part of these consolidated financial statements.

TRIPATH TECHNOLOGY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Nine Months Ended September 30, 2004 Restated	Year Ended December 31,
		2003	2002
Revenue	$9,169	$13,891	$16,227
Cost of revenue	7,415	9,467	13,517
Provision for slow moving, excess and obsolete inventory	4,316	243	4,977

Gross profit (loss)	(2,562)	4,181	(2,267)

Operating expenses:
Research and development	5,521	6,874	11,650
Selling, general and administrative	3,556	4,544	5,557

Total operating expenses	9,077	11,418	17,207

Loss from operations	(11,639)	(7,237)	(19,474)
Interest and other income (expense), net	(26)	22	160

Net loss	(11,665)	(7,215)	(19,314)
Accretion on preferred stock	—	—	(14,952)

Net loss applicable to common stockholders	$(11,665)	$(7,215)	$(34,266)

Basic and diluted net loss per share	$(0.25)	$(0.17)	$(0.88)

Number of shares used to compute basic and diluted net loss per share	46,541	41,993	38,823

The accompanying notes are an integral part of these consolidated financial statements.

TRIPATH TECHNOLOGY INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Shares	Amount	Additional Paid in Capital	Deferred Stock-based Compensation	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2001	27,259	$27	$154,675	$(1,272)	$(138,083)	$15,347
Issuance of common stock upon exercise of stock options	4	—	6	—	—	6
Issuance of common stock through the ESPP	65	—	90	—	—	90
Reversal of previously recognized compensation due to forfeitures	—	—	(1,465)	266	—	(1,199)
Amortization of deferred stock-based compensation	—	—	—	915	—	915
Issuance of common stock warrants	—	—	6,046	—	—	6,046
Beneficial conversion feature on issuance of preferred stock (Note 4)	—	—	13,545	—	—	13,545
Accretion on preferred stock	—	—	—	—	(14,952)	(14,952)
Conversion of preferred stock to common stock	13,999	14	14,938	—	—	14,952
Net Loss	—	—	—	—	(19,314)	(19,314)

Balance at December 31, 2002	41,327	41	187,835	(91)	(172,349)	15,436
Issuance of common stock upon exercise of stock options	660	—	498	—	—	498
Issuance of common stock upon exercise of warrants	1,896	2	3,111	—	—	3,113
Issuance of common stock through the ESPP	27	—	7	—	—	7
Issuance of restricted stock	1,800	2	322	—	—	324
Deferred stock-based compensation	—	—	—	(324)	—	(324)
Reversal of previously recognized compensation due to forfeitures	—	—	(117)	10	—	(107)
Amortization of deferred stock-based compensation	—	—	—	188	—	188
Net loss	—	—	—	—	(7,215)	(7,215)

Balance at December 31, 2003	45,710	45	191,656	(217)	(179,564)	11,920
Issuance of common stock upon exercise of stock options	535	1	345	—	—	346
Issuance of common stock upon exercise of warrants	1,211	1	2,347	—	—	2,348
Issuance of common stock through the ESPP	87	—	43	—	—	43
Issuance of common stock	2,500	2	4,998	—	—	5,000
Stock issuance costs	—	—	(56)	—	—	(56)
Amortization of deferred stock-based compensation	—	—	—	122	—	122
Net loss (restated)	—	—	—	—	(11,665)	(11,665)

Balance at September 30, 2004, (restated)	50,043	$49	$199,333	$(95)	$(191,229)	$8,058

The accompanying notes are an integral part of these consolidated financial statements.

TRIPATH TECHNOLOGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30, 2004 Restated	Year Ended December 31,
		2003	2002
Cash flows from operating activities:
Net loss	$(11,665)	$(7,215)	$(19,314)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	829	1,206	1,396
Loss on disposal of equipment	—	—	3
Allowance for doubtful accounts	—	—	700
Provision for slow moving excess and obsolete inventory	4,316	243	4,977
Stock-based compensation	122	81	(284)
Changes in assets and liabilities:
Accounts receivable	1,012	(570)	350
Inventories	(2,681)	(565)	729
Prepaid expenses and other assets	9	546	313
Accounts payable	(1,151)	1,674	(1,957)
Accrued expenses	162	(468)	27
Deferred distributor revenue	(50)	499	14
Deferred rent	40	502	—

Net cash used in operating activities	(9,057)	(4,067)	(13,046)

Cash flows from investing activities:
Sales of short-term investments	—	—	1,100
Restricted cash	(101)	(175)	(486)
Purchase of property and equipment	(606)	(312)	(840)
Sale of property and equipment	—	—	25

Net cash used in investing activities	(707)	(487)	(201)

Cash flows from financing activities:
Proceeds from issuance of preferred stock and warrants	—	—	19,591
Proceeds from issuance of common stock under ESPP and upon exercise of options	389	505	96
Issuance of common stock upon exercise of warrants	2,348	3,113	—
Issuance of common stock upon sale of sale of common stock, net of issuance costs	4,944	—	—
Principal payments on capital lease obligations	(291)	(225)	(325)

Net cash provided by financing activities	7,390	3,393	19,362

Net increase (decrease) in cash and cash equivalents	(2,374)	(1,161)	6,115
Cash and cash equivalents at beginning of year	8,951	10,112	3,997

Cash and cash equivalents at end of year	$6,577	$8,951	$10,112

Supplemental disclosure of cash flow information:
Interest	$(26)	$23	$69

Non-cash investing and financing activities:
Property and equipment acquired by capital lease	$—	$317	$677
Conversion of preferred stock into common stock	$—	$—	$14,952
Issuance of common stock warrants	$—	$—	$6,046

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

Liquidity

The Company’s consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred substantial losses and has experienced negative cash flow since inception and has an accumulated deficit of $191.2 million at September 30, 2004.

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

During 2003 warrants were exercised which resulted in the Company receiving proceeds totaling approximately $3.1 million. During 2004, the Company received proceeds of approximately $2.3 million from the exercise of outstanding warrants and $5 million from the sale of common stock. At September 30, 2004, the Company had working capital of $6.8 million, including cash of $7.3 million.

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

TRIPATH TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Company, or at all. The Company’s long term prospects are dependent upon obtaining sufficient financing as needed to fund current working capital needs and future growth, and ultimately on achieving profitability.

The Company believes that it will obtain sufficient financing so that it will be able to meet its operating and liquidity requirements for the next twelve months. The Company cannot be certain that any such financing will be available on acceptable terms or at all. The Company has not made any adjustment to its consolidated financial statements as a result of the outcome of the uncertainty described above.

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

TRIPATH TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Cash and cash equivalents and restricted cash

The Company considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash and money market funds, the fair value of which approximates cost.

The following table summarizes the Company’s cash and cash equivalents (in thousands):

	September 30, 2004	December 31, 2003
Cash and cash equivalents:
Cash	$942	$1,480
Money market funds	5,635	7,471

	$6,577	$8,951

At September 30, 2004 and December 31, 2003, the Company had $0.8 million and $0.7 million in restricted cash, respectively. The restricted cash represents monies held in a separate money market account that collateralize standby letters of credit that have been issued (see Note 7).

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

The following table summarizes sales to end customers comprising 10% or more of the Company’s total revenue for the periods indicated:

	% of Revenue for the Nine Months Ended September 30, 2004 Restated	% of Revenue for the Year Ended December 31,
		2003	2002
Customer A	28%	24%	—
Customer B	19%	—	—
Customer C	9%	18%	—
Customer D	—	15%	31%
Customer E	—	—	19%

TRIPATH TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The Company’s accounts receivable were concentrated with five customers at September 30, 2004 representing 46%, 16%, 9%, 9% and 5% of aggregate gross receivables and five customers at December 31, 2003 representing 49%, 19%, 15%, 6% and 5% of aggregate gross receivables.

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

Inventory purchase commitment losses

The Company accrues for estimated losses on non-cancelable purchase orders. The estimated losses result from anticipated future sale of products for sales prices less than the estimated cost to manufacture. Inventory purchase commitment losses accrued at September 30, 2004 and December 31, 2003 were $0 and $0, respectively.

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

TRIPATH TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

	Nine Months Ended September 30, 2004 Restated	Year Ended December 31,
		2003	2002
Net loss applicable to common stockholders, as reported	$(11,665)	$(7,215)	$(34,266)
Total stock-based employee compensation expense included in the net loss, determined under the recognition and measurement principles of APB Opinion No. 25	122	81	(284)
Total stock-based employee compensation expense determined under fair value based method for all awards	(2,378)	(1,211)	(1,527)

Pro forma net loss applicable to common stockholders	$(13,921)	$(8,345)	$(36,077)

As reported	$(0.25)	$(0.17)	$(0.88)

Pro forma	$(0.30)	$(0.20)	$(0.93)

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

TRIPATH TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The fair value of options at the date of grant was estimated on the date of grant based on the method prescribed by SFAS No. 123. The following table summarizes the estimated fair value of options and assumptions used in the SFAS No. 123 calculations for stock option plans:

	Nine Months Ended September 30, 2004	Year Ended December 31,
		2003	2002
Estimated fair value	$1.12	$0.73	$0.14
Expected lives (in years)	5	5	5
Volatility	155%	157%	110%
Risk-free interest rate	3.29%	2.96%	3.83%
Dividend yield	—	—	—

The following table summarizes the estimated fair value of employees’ purchase rights and assumptions used in the SFAS No. 123 calculations:

	Nine Months Ended September 30, 2004	Year Ended December 31,
		2003	2002
Estimated fair value	$2.91	$0.15	$0.38
Expected lives (in years)	0.5	0.5	0.5
Volatility	155%	157%	110%
Risk-free interest rate	3.29%	2.96%	3.83%
Dividend yield	—	—	—

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

TRIPATH TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Segment and geographic information

The Company has determined that it has one reportable business segment: the design, license and marketing of integrated circuits.

The following is a geographic breakdown of the Company’s sales by shipping destination for the following periods:

	Nine Months Ended September 30, 2004 Restated	Year Ended December 31,
		2003	2002
United States	$1,034	$909	$566
Japan	4,927	6,117	3,816
Singapore	142	522	3,097
Taiwan	222	1,325	2,615
China	1,424	797	3,666
Korea	—	3,146	—
Rest of world	1,420	1,075	2,467

	$9,169	$13,891	$16,227

Net property and equipment by country was as follows:

	September 30, 2004	December 31, 2003
United States	$891	$1,532
Korea	389	317
Malaysia	362	—
Japan	32	48

	$1,674	$1,897

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

TRIPATH TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

In December 2004, the FASB revised SFAS No. 123 (SFAS 123 (R)”). SFAS 123 (R), “Share-Based Payment”, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition. On April 14, 2005 the SEC announced the adoption of a new rule that amended the compliance dates for SFAS 123 (R). Under the new rule, companies are allowed to implement SFAS 123 (R) at the beginning of the next fiscal year, instead of the next reporting period, that begins after June 15, 2005. The Company is required to comply with SFAS 123 (R) beginning with the Company’s fiscal quarter ending December 31, 2005. SFAS 123 (R) provides transition alternatives for public companies to restate prior interim periods or prior years. The Company is still evaluating the transition provisions allowed by SFAS 123 (R).

TRIPATH TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share amounts):

	Nine Months Ended September 30, 2004 Restated	Year Ended December 31,
		2003	2002
Numerator:
Net loss applicable to common stockholders	$(11,665)	$(7,215)	$(34,266)

Denominator:
Weighted average common stock	46,541	41,993	38,823

Net loss per share:
Basic and diluted	$(0.25)	$(0.17)	$(0.88)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods presented (in thousands):

	Nine Months Ended September 30, 2004	December 31,
		2003	2002
Common stock options	11,418	8,501	7,535
Common stock under Employee Stock Purchase Plan	234	322	349
Common stock warrants	16	1,229	3,329
Restricted Stock	1,800	1,800	—

TRIPATH TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 3—BALANCE SHEET COMPONENTS (in thousands):

	September 30, 2004 Restated	December 31, 2003
Accounts receivable, net:
Accounts receivable	$1,089	$2,101
Less: allowance for sales returns	(20)	(10)
Less: allowance for doubtful accounts	(50)	(50)

	$1,019	$2,041

Inventories, net:
Raw materials	$6,668	$5,148
Work-in-process	847	1,007
Finished goods	4,938	3,551
Inventory held by distributors	685	731

	13,138	10,437
Less: reserve for slow-moving, excess and obsolete inventory	(9,199)	(4,863)

	$3,939	$5,574

Property and equipment, net:
Furniture and fixtures	$221	$221
Software	4,265	4,175
Equipment	4,749	4,233
Leasehold improvements	152	152

	9,387	8,781
Less: accumulated depreciation and amortization	(7,713)	(6,884)

	$1,674	$1,897

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

TRIPATH TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

At a Special Meeting of Stockholders held on March 7, 2002, the stockholders approved the issuance and sale of 699,950 shares of Series A Preferred Stock and warrants. The Series A Preferred Stock and warrants were not convertible until receipt of such stockholder approval. As a result, the Preferred Stock and warrants automatically converted into 13,999,000 shares of common stock and warrants to purchase 3,303,760 shares of common stock.

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

Common stock warrants

In connection with the financing that was completed on January 24, 2002, the Company issued warrants to purchase 3,303,760 shares of the Company’s common stock. This included unregistered warrants that were issued to the placement agent for the financing transaction to purchase 503,960 shares of the Company’s common stock. The 2,799,800 registered warrants had a term of three years and an effective Common Stock

TRIPATH TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

exercise price of $1.95 per share, whereas 419,968 of the 503,960 warrants issued to the placement agent had an effective Common Stock exercise price of $1.50 per share. The remainder of the warrants issued to the placement agent had an effective Common Stock exercise price of $1.95 per share. As discussed below, all of these warrants have been exercised.

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

TRIPATH TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

Significant options groups outstanding at September 30, 2004 and related weighted average exercise prices and contractual life information are as follows:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price Per Share	Number Vested and Exercisable	Weighted Average Exercise Price Per Share
$ 0.14–$ 0.21	2,153,497	6.8	$0.15	1,218,197	$0.15
$ 0.22–$ 2.50	7,061,968	8.1	$1.03	1,948,048	$0.89
$ 2.51–$ 4.50	965,054	7.5	$4.31	396,412	$4.48
$ 4.51–$ 8.00	169,665	4.3	$6.05	160,309	$6.02
$ 8.01–$ 12.00	995,952	5.0	$11.89	989,029	$11.89
$12.01–$ 19.88	66,562	5.1	$14.31	66,405	$14.30
$20.89–$ 22.35	5,000	6.0	$21.75	4,895	$21.75

	11,417,698	7.5	$2.25	4,783,295	$3.65

TRIPATH TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2004 was $1.48. The total number of options exercisable as of December 31, 2003 was 3,732,080 and the weighted-average grant date fair value of options granted during the year ended December 31, 2003 was $0.71. The total number of options exercisable as of December 31, 2002 was 4,716,027 and the weighted-average grant date fair value of options granted during the year ended December 31, 2002 was $0.14.

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

	September 30, 2004	December 31, 2003
Deferred taxes comprise the following (in thousands):
Net operating loss carryforwards	$41,086	$38,108
Non-deductible reserves and accruals	5,113	2,433
Credit carryforwards	4,321	4,311
Capitalized research and development	2,934	2,849
Depreciation	427	226

Net deferred tax assets	53,881	47,927
Less: Valuation allowance	(53,881)	(47,927)

Net deferred tax assets	$—	$—

TRIPATH TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On July 18, 2002, the Company entered into a sublease agreement for the lease of new office space. Under the terms of the sublease agreement, commencing September 1, 2002 the Company became entitled to free rent until June 30, 2003. Subsequently, the Company will make monthly payments ranging from $0.65 per square foot to $1.35 per square foot until the sublease expires on March 31, 2007. As a result, the Company recorded its rent expense on a straight line basis and had $737,000 and $697,000 of deferred rent at September 30, 2004 and December 31, 2003, respectively. The Company’s lease for the old office space expired on November 30, 2002.

On November 30, 2003, the Company entered into a capital lease for test equipment. The lease has a term of 38 months and at the end of the lease the Company may purchase the test equipment for $1.00. The Company may also purchase the test equipment after 14 months for $166,000 or after 20 months for $133,000.

TRIPATH TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

Contingencies

From time to time, in the normal course of business, various claims are made against the Company, its directors or officers. The Company has agreed to indemnify its officers and directors with respect to such claims, except in limited circumstances. For more information regarding the Company’s indemnification obligations and pending litigation please see “Guarantees” below in this Note 7 and see Note 8 below.

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

TRIPATH TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

Federal Securities Class Actions

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

TRIPATH TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

On July 11, 2005, the Company entered into a Stipulation and Settlement Agreement (the “Stipulation”) which was filed with the Court on July 12, 2005. The settlement class consists of all persons who purchased the securities of Tripath between January 29, 2004 and June 13, 2005, inclusive. Under the terms of the Stipulation, the parties agreed that the class action will be dismissed in exchange for a payment of $200,000 in cash by Tripath and the issuance of 2.45 million shares of Tripath common stock which shall be exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933. The Stipulation remains subject to the satisfaction of various conditions, including without limitation (1) final approval of the Stipulation by the Court, including a finding that the 2.45 million shares of Tripath common stock to be issued are exempt from registration pursuant to Section 3(a)(1) of the Securities Act of 1933 and (2) notification to members of the settlement class in the Class Action.

Derivative Shareholder Litigation

On December 7, 2004, plaintiff Mildred Lyon filed a purported derivative action in Santa Clara Superior Court against the Company and certain of its current or former officers and/or directors. This complaint appears to be based upon the same facts and circumstances as the federal class actions and makes the following claims: violation of Section 25402 of the California Corporations Code, breach of fiduciary duty and misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. On this basis, the complaint seeks unspecified compensatory damages, treble damages under Section 25502.5(a) of the California Corporations Code, extraordinary equitable and/or injunctive relief, restitution and disgorgement, attorneys’ fees, expert witness fees, costs and such other relief as may be ordered by the Court.

On December 27, 2004, the Court entered a stipulation and order extending the time for the Company to respond to the complaint to February 23, 2005. On February 16, 2005, the Court entered an order further extending the time for the Company to respond to the complaint to March 25, 2005. On March 10, 2005, the Court ordered that the individual defendants shall have through and including April 25, 2005 to file any motions to quash and/or dismiss for lack of personal jurisdiction, and that all defendants shall have thirty (30) days from the date the court issues a ruling on any motions to quash and/or dismiss for lack of personal jurisdiction to respond to the complaint, or in the event that no such motions are brought, extended the time for all defendants to respond to the complaint to April 25, 2005. On April 4, 2005, the Court ordered that all deadlines shall be stayed for Defendants filing any motions to quash and/or dismiss for lack of personal jurisdiction, or otherwise respond to the Complaint, until such date as the parties mutually designate to the Court for the Court’s approval. A Case Management Conference is scheduled for August 16, 2005 before the Court.

The parties currently are having settlement discussions.

Langley Securities Fraud Litigation

On or about June 2, 2005, plaintiff Langley Partners, L.P. (“Langley”) filed a complaint in the United States District Court for the Southern District of New York alleging claims against the Company, Dr. Adya Tripathi, the Company’s President and Chief Executive Officer, and David Eichler, the Company’s former Chief Financial Officer. Langley alleges that it entered into a stock purchase agreement with Tripath on or about August 2, 2004 in which Langley purchased 1 million shares of Tripath common stock at a purchase price of $2.00 per share. Langley also alleges that it consented to the receipt of the Company’s Prospectus dated August 2, 2004 and the accompanying Prospectus dated June 1, 2004 which specifically incorporated certain of the Company’s filings with the SEC from March through July 2004. The complaint generally alleges that the Company and the individual defendants made materially false and misleading statements with respect to the Company’s financial results and with respect to its business, prospects, internal accounting controls and design wins on Godzilla

TRIPATH TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

products in the Company’s filings with the SEC, press releases and other documents. The complaint alleges claims against the Company and the individual defendants for violations of Sections 10(b) and 20(a) of the Exchange Act, fraud, breach of contract, unjust enrichment and money had and received, rescission and violations of Sections 11 and 15 of the Securities Act. On this basis, the complaint seeks unspecified compensatory damages and restitution in an amount in excess of $2 million, rescission of the purchase agreement and a return of $2 million, unspecified punitive damages, costs and such other relief as may be awarded by the Court.

On July 12, 2005, the Company served a motion to transfer this action from the Southern District of New York to the United States District Court for the Northern District of California on plaintiff. The Company filed this motion with the Court on July 20, 2005. This motion has not yet been fully briefed. A Pre-Trial Conference is scheduled before the Court on August 25, 2005. On June 29, 2005, the Court entered a stipulation and order extending the time for all defendants to respond to the complaint until August 2, 2005. The parties have agreed in principle to submit a further stipulation and proposed order to the Court extending the time for all defendants to respond to the complaint until 14 days after the Court’s ruling on the motion to transfer or 40 days after all briefing on the motion to transfer is filed, whichever is earlier. The Company has not yet responded to the complaint.

Changes in and Disagreements with Accountants

As previously disclosed in our current report on Form 8-K dated October 18, 2004 and filed on October 22, 2004, in October 2004, our former independent registered public accountants, BDO Seidman LLP (“BDO”), provided our audit committee with a letter citing what BDO asserted are two “material weaknesses” over the Company’s internal controls over financial reporting: one regarding the lack of effectiveness of the Company’s audit committee and the other regarding the lack of controls in place to estimate distributor returns in accordance with SFAS No. 48. Following discussions with employees of the Company, representatives of BDO further orally advised the Company that BDO had concerns regarding the appropriate accounting for approximately $1.3 million of product that, upon the Company’s inquiries, one of the Company’s distributors, Macnica (the “Distributor”), reported had been returned to the Distributor by the Distributor’s customers (the “Product Return”). In response to both the letter and the verbal comments, the audit committee instructed the Company’s Chief Financial Officer to investigate this matter and report the findings to the audit committee. As a result of the litigation matters referenced above, the Company retained outside litigation counsel to represent the Company in responding to the aforementioned complaints. In addition, the audit committee and the Chief Financial Officer directed litigation counsel to further conduct an internal investigation into the verbal concerns raised by BDO regarding the Product Return. Separately, the audit committee, with the assistance of the Company’s Chief Financial Officer investigated BDO’s assertion regarding the lack of controls in place to estimate distributor returns.

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

The audit committee investigation and discussion included a review of the Company’s compliance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements” (“SAB 104”) as applied to the circumstances surrounding the Product Return. Under SAB 104, a requirement for revenue recognition is that all of the following criteria must be met: (1) there is persuasive

TRIPATH TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

evidence that an arrangement exists, (2) delivery of goods has occurred, (3) the sales price is fixed or determinable, and (4) collectibility is reasonably assured. In addition, pursuant to the Company’s revenue recognition policy, for sales to distributors, the Company defers recognition of revenue until such time that the distributor sells products to its customers based upon receipt of point-of-sales reports from the distributor. In limited circumstances, revenue may be recognized when sold to a distributor if the distributor acknowledges in writing that there is no right of return and such sale also otherwise meets the SAB 104 requirements. The internal investigation revealed that approximately $1.4 million of a sale of the Company’s product to the Distributor did not meet the foregoing criteria because a former employee of the Company had agreed that the Distributor could return the product at the Distributor’s discretion, which forms the basis of the Restatement. This former employee had on this occasion agreed to a term of sale that was outside of the Company’s standard practices and was not referenced in the documentation related to the sale submitted to the Company’s finance department. Given the discovery of this arrangement for the Distributor to return the product, the Audit Committee concluded on January 25, 2005 that the Company should restate certain financial information that was previously reported in the Company’s Form 10-Q for the quarter ended June 30, 2004 filed with the Securities and Exchange Commission on August 6, 2004 (the “Initial Restatement”). Following further investigation, the Audit Committee concluded on May 5, 2005 that the Company should restate the financial statements (the “Additional Restatement”) that were previously included in its Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2004, June 30, 2004 and December 31, 2004 as well as the financial statements for the nine month transition period ended September 30, 2004 previously included in its Transition Report on Form 10-K/T. For more information regarding the Initial Restatement and Additional Restatement, please see Note 9 to our consolidated financial statements, “Restatement of Previously Reported Quarterly and Transition Period Financial Information.” In addition, the Audit Committee approved certain changes to the Company’s internal controls over financial reporting as an additional remedial action in response to the report of the litigation counsel and its forensic accountant and to the report by the Company’s Chief Financial Officer.

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

On or about February 24, 2005, the SEC, pursuant to Section 20(a) of the Securities Act of 1933 (the “Securities Act”) and Section 21(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), issued a formal order of private investigation to determine whether there have been any violations of Section 17(a) of the Securities Act and Sections 10(b), 13(a), 13(b)(2)(A), 13(b)(2)(B) and 13(b)(5) of the Exchange Act and Rules 10b-5, 12b-20, 13a-13, 13a-14, 13b2-1 and 13b2-2 thereunder.

NOTE 9—RESTATEMENT OF PREVIOUSLY REPORTED QUARTERLY AND TRANSITION PERIOD FINANCIAL INFORMATION:

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

TRIPATH TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

TRIPATH TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

Following receipt of a final report on the internal investigation, the Audit Committee determined that the internal investigation had been completed on June 15, 2005. The internal investigation revealed errors in the Company’s financial statements for 2002 and 2003. Such errors included certain shipments between distributors rather than to end-customers which was not noted on applicable point-of-sales reports, inaccurate shipment dates on certain point-of-sales reports, and inaccurate quantities noted on certain point-of-sales reports. The Company reviewed these errors with reference to the guidelines set forth in SAB99. Based upon such review, the Company concluded that such errors were immaterial and thus would not result in a restatement of 2002 or 2003 financial statements.

The following table provides a reconciliation of amounts previously reported in the Company’s Form 10-Q for the quarter ended March 31, 2004 with amounts adjusted for the Initial Restatement and the Additional Restatement.

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

TRIPATH TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

TRIPATH TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The following table provides a reconciliation of amounts previously reported in the Company’s Form 10-Q for the quarter ended June 30, 2004 and the Company’s Transition Report on Form 10 K/T for the nine months ended September 30, 2004 with amounts adjusted for the Initial Restatement and the Additional Restatement.

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

TRIPATH TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

TRIPATH TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

The following table provides a reconciliation of amounts previously reported in the Company’s Transition Report on Form 10-K/T for the three and nine months ended September 30, 2004 with amounts adjusted for the Initial Restatement and the Additional Restatement.

Consolidated Statement of Operations

	Three Months Ended September 30, 2004
	Previously Reported (1)	Restatement Adjustment	Restated Total
Net revenues	$2,218	$1,077	$3,295
Gross profit	(4,085)	356	(3,729)
Operating loss	(7,145)	356	(6,789)
Net loss	(7,139)	356	(6,783)
Basic and diluted net loss per share	$(0.15)		$(0.14)

	Nine Months Ended September 30, 2004
	Previously Reported (1)	Restatement Adjustment		Restated Total
Revenue	$9,421	$(252	)(2)	$9,169
Cost of revenue	7,574	(159	)(3)	7,415
Provision for slow-moving, excess and obsolete inventory	4,316	—		4,316

Gross loss	(2,469)	(93)		(2,562)

Operating expenses:
Research and development	5,521	—		5,521
Selling, general and administrative	3,556	—		3,556

Total operating expenses	9,077	—		9,077
Loss from operations	(11,546)	(93)		(11,639)
Interest and other income (expense) net	(26)	—		26

Net loss	$(11,572)	$(93)		$(11,665)

TRIPATH TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

	September 30, 2004
	Previously Reported (1)	Restatement Adjustment		Restated Total
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$7,339	$—		$7,339
Accounts receivable, net	1,019	—		1,019
Inventories, net	3,780	159	(3)	3,939
Prepaid expenses and other current assets	212	—		212

Total current assets	12,350	159		12,509
Property and equipment, net	1,674	—		1,674
Other assets	123	—		123

Total assets	$14,147	$159		$14,306

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,908	$—		$2,908
Current portion of capital lease obligations	664	—		664
Current portion of deferred rent	266	—		266
Accrued expenses	764	—		764
Deferred distributor revenue	823	252	(2)	1,075

Total current liabilities	5,425	252		5,677

Long term liabilities:	471	—		571

Stockholders’ equity:
Common stock	49	—		49
Additional paid-in capital	199,333	—		199,333
Deferred stock-based compensation	(95)	—		(95)
Accumulated deficit	(191,136)	(93)		(191,229)

Total stockholders’ equity	8,151	(93)		8,058

Total liabilities and stockholders’ equity	$14,147	$159		$14,306

(1)	As previously reported in the Company’s Transition Report on Form 10-K/T for the nine months ended September 30, 2004.

(2)	Reflects the net cumulative deferral of revenue of approximately $252,000 relating to products subject to a right of return and product shipped not to end customers but to other distributors.

(3)	Reflects a net cumulative increase in inventory of approximately $159,000 relating to the deferred cost associated with the deferred revenue.

TRIPATH TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Summarized quarterly financial information for the nine months ended September 30, 2004 and years ended December 31, 2003 and 2002 is as follows (in thousands, except per share data):

2004	First Quarter Restated	Second Quarter Restated	Third Quarter Restated
Net revenues	$3,273	$2,601	$3,295
Provision for slow-moving, excess and obsolete inventory (Note 1)	$—	$254	$4,082
Gross profit	$900	$267	$(3,729)
Operating loss	$(2,087)	$(2,763)	$(6,789)
Net loss	$(2,079)	$(2,803)	$(6,783)
Basic and diluted net loss per share	$(0.05)	$(0.06)	$(0.14)

Note 1. Provision for slow-moving, excess and obsolete inventory

During the quarter ended September 30, 2004 the Company recorded a provision for slow-moving, excess and obsolete inventory of approximately $4.3 million. The inventory charge related to slow-moving and excess inventory for the Company’s TA1101B, TA3020, TA2041, TA2022 and leaded TA2024 products, the TK2350, TK2051, TK2150, TK2050 and TK2052 chipsets, and Kauai 2BB and U461 die based on a decline in forecasted sales for these parts.

Note 2. Accretion on preferred stock

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

Nine months ended September 30, 2003 (unaudited)

The following information is being presented for comparative purposes since the Company changed its fiscal year end from December 31 to September 30, effective as of September 30, 2004.

Nine Months Ended September 30, 2003
Net revenues	$9,765
Gross profit	$2,824
Operating loss	$(5,843)
Net loss	$(5,829)
Basic and diluted net loss per share	$(0.14)

TRIPATH TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 10—EVENT (UNAUDITED) SUBSEQUENT TO THE DATE OF THE REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM:

$4.35 Million Financing

On March 3, 2005, the Company completed a financing through the sale of 4,833,335 shares of common stock at a price of $0.90 per share, for gross proceeds of $4.35 million, and warrants to purchase 966,667 shares of common stock. The warrants have an exercise price of $1.25 per share.

Litigation Update

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

On February 24, 2005, the SEC, pursuant to Section 20(a) of the Securities Act of 1933 (the “Securities Act”) and Section 21(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), issued a formal order of private investigation to determine whether there have been any violations of Section 17(a) of the Securities Act and Sections 10(b), 13(a), 13(b)(2)(A), 13(b)(2)(B) and 13(b)(5) of the Exchange Act and Rules 10b-5, 12b-20, 13a-13, 13a-14, 13b2-1 and 13b2-2 thereunder.

Federal Securities Class Actions

Beginning on November 4, 2004, plaintiffs filed four separate complaints purporting to be class actions in the United States District Court for the Northern District of California alleging that the Company and certain of its officers and/or directors violated Sections 10(b) and 20(a) of the Exchange Act. Plaintiffs purport to represent a putative class of shareholders who purchased or otherwise acquired Tripath securities between January 29, 2004 and October 22, 2004. The complaints contain varying allegations, including that the Company and the individual defendants made materially false and misleading statements with respect to its financial results and with respect to its business, prospects and operations in the Company’s filings with the SEC, press releases and other disclosures. The complaints seek unspecified compensatory damages, attorneys’ fees, expert witness fees, costs and such other relief as may be awarded by the Court.

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

On July 11, 2005, the Company entered into a Stipulation and Settlement Agreement (the “Stipulation”) which was filed with the Court on July 12, 2005. The settlement class consists of all persons who purchased the securities of Tripath between January 29, 2004 and June 13, 2005, inclusive. Under the terms of the Stipulation, the parties agreed that the class action will be dismissed in exchange for a payment of $200,000 in cash by Tripath and the

TRIPATH TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

issuance of 2.45 million shares of Tripath common stock which shall be exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933. The Stipulation remains subject to the satisfaction of various conditions, including without limitation (1) final approval of the Stipulation by the Court, including a finding that the 2.45 million shares of Tripath common stock to be issued are exempt from registration pursuant to Section 3(a)(1) of the Securities Act of 1933 and (2) notification to members of the settlement class in the Class Action.

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

On April 4, 2005, the Court ordered that all deadlines shall be stayed for Defendants filing any motions to quash and/or dismiss for lack of personal jurisdictions, or otherwise respond to the complaint, until such date as the parties mutually designate to the Court for the Court’s approval. A Case Management Conference is scheduled for August 16, 2005 before the Court. The parties are currently having settlement discussions.

Langley Securities Fraud Litigation

On or about June 2, 2005, plaintiff Langley Partners, L.P. (“Langley”) filed a complaint in the United States District Court for the Southern District of New York alleging claims against the Company, Dr. Adya Tripathi, the Company’s President and Chief Executive Officer, and David Eichler, the Company’s former Chief Financial Officer. Langley alleges that it entered into a stock purchase agreement with Tripath on or about August 2, 2004 in which Langley purchased 1 million shares of Tripath common stock at a purchase price of $2.00 per share. Langley also alleges that it consented to the receipt of the Company’s Prospectus dated August 2, 2004 and the accompanying Prospectus dated June 1, 2004 which specifically incorporated certain of the Company’s filings with the SEC from March through July 2004. The complaint generally alleges that the Company and the individual defendants made materially false and misleading statements with respect to the Company’s financial results and with respect to its business, prospects, internal accounting controls and design wins on Godzilla products in the Company’s filings with the SEC, press releases and other documents. The complaint alleges claims against the Company and the individual defendants for violations of Sections 10(b) and 20(a) of the Exchange Act, fraud, breach of contract, unjust enrichment and money had and received, rescission and violations of Sections 11 and 15 of the Securities Act. On this basis, the complaint seeks unspecified compensatory damages and restitution

TRIPATH TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

in an amount in excess of $2 million, rescission of the purchase agreement and a return of $2 million, unspecified punitive damages, costs and such other relief as may be awarded by the Court.

On July 12, 2005, the Company served a motion to transfer this action from the Southern District of New York to the United States District Court for the Northern District of California on plaintiff. The Company filed this motion with the Court on July 20, 2005. This motion has not yet been fully briefed. A Pre-Trial Conference is scheduled before the Court on August 25, 2005. On June 29, 2005, the Court entered a stipulation and order extending the time for all defendants to respond to the complaint until August 2, 2005. The parties have agreed in principle to submit a further stipulation and proposed order to the Court extending the time for all defendants to respond to the complaint until 14 days after the Court’s ruling on the motion to transfer or 40 days after all briefing on the motion to transfer is filed, whichever is earlier. The Company has not yet responded to the complaint.

NOTE 11—SUPPLEMENTARY FINANCIAL INFORMATION (unaudited):

Summarized quarterly financial information for the nine months ended September 30, 2004 and years ended December 31, 2003 and 2002 is as follows (in thousands, except per share data):

2004

	First Quarter Restated	Second Quarter Restated	Third Quarter Restated
Net revenues	$3,273	$2,601	$3,295
Gross profit	$900	$267	$(3,729)
Operating loss	$(2,087)	$(2,763)	$(6,789)
Net loss	$(2,079)	$(2,803)	$(6,783)
Basic and diluted net loss per share	$(0.05)	$(0.06)	$(0.14)

2003

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$2,952	$3,139	$3,674	$4,126
Gross profit	$745	$919	$1,160	$1,357
Operating loss	$(2,479)	$(1,819)	$(1,545)	$(1,394)
Net loss	$(2,477)	$(1,816)	$(1,536)	$(1,386)
Basic and diluted net loss per share	$(0.06)	$(0.04)	$(0.04)	$(0.03)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Limitations on the Effectiveness of Controls

Management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be attained. Furthermore, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of controls can provide absolute assurance that all misstatements due to error or fraud, if any, may occur and not be detected on a timely basis. These inherent limitations include the possibility that judgments in decision-making can be faulty and that breakdowns can occur because of errors or mistakes. Our controls and procedures can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Furthermore, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

The audit committee investigation and discussion that was conducted following the end of the period covered by this Transition Report on Form 10-K/T/A included a review of the Company’s compliance with Securities and Exchange Commission Staff Accounting Bulleting No. 104 “Revenue Recognition in Financial Statements”

(“SAB 104”) as applied to the circumstances surrounding the Product Returns (as defined above in Note 9 to the consolidated financial statements, “Restatement of Previously Reported Quarterly and Transition Period Financial Information”). Under SAB 104, a requirement for revenue recognition is that all of the following criteria must be met: (1) there is persuasive evidence that an arrangement exists, (2) delivery of goods has occurred, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured. In addition, pursuant to the Company’s revenue recognition policy, for sales to distributors, the Company defers recognition of revenue until such time that the distributor sells products to its customers based upon receipt of point-of-sales reports from the distributor. In limited circumstances, revenue may be recognized when sold to a distributor if the distributor acknowledges in writing that there is no right of return and such sale also otherwise meets the SAB 104 requirements. The internal investigation revealed that approximately $1.4 million of a sale of the Company’s product to Macnica did not meet the foregoing criteria because a former employee of the Company had agreed that Macnica would return the product at Macnica’s discretion. This former employee had on this occasion agreed to a term of sale that was outside of the Company’s standard practices and was not referenced in the documentation related to the sale submitted to the Company’s finance department. Given the discovery of this arrangement for Macnica to return the product, the Audit committee concluded on January 25, 2005 that the Company should restate certain financial information that was previously reported in the Company’s Form 10-Q for the quarter ended June 30, 2004 filed with the Securities and Exchange Commission on August 6, 2004 (the “Initial Restatement”). Following further investigation, the Audit Committee concluded on May 5, 2005 that the Company should restate the financial statements (the “Additional Restatement”) that were previously included in its Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2004, June 30, 2004, and December 31, 2004 as well as the financial statements for the nine-month transition period ended September 30, 2004 previously included in its Transition Report on Form 10-K/T. For more information regarding the Initial Restatement and the Additional Restatement, please see Note 9 to our consolidated financial statements, “Restatement of Previously Reported Quarterly and Transition Period Financial Information” included elsewhere in this Form 10-K/T/A. In addition, the Audit Committee approved certain changes to the Company’s internal controls over financial reporting as an additional remedial action.

Changes in Internal Control Over Financial Reporting

Following the end of the period covered by this Transition Report on Form 10-K/T/A, we determined that certain changes were warranted in the Company’s internal control over financial reporting regarding the review of sales orders. As a result, we have implemented a requirement that our sales personnel, including those managing our distributor relationships, certify in writing to our finance department that all arrangements relating to sales transactions are contained in the operative sales agreement or related purchase order provided to our finance department. In addition, the point-of-sale reports from our distributors, which are used as part of our revenue recognition policies and indicate shipment by the distributor of our products, include attestation that there are no arrangements related to rights of return, pricing, discounting, or other marketing concessions that are not contained in the operative sales agreement or related purchase order for the sale transaction and that there is a corresponding valid purchase order from the end customer for the sale of the product that is the subject of the point-of-sale report. Going forward, before sales from distributors are recognized, the distributor will certify to the Company that the final sales agreement and/or invoice include all of the terms related to the sale and return of the Company’s products and that copies of such agreements and/or invoices are delivered to the Company at the same time as the order confirmation.

Conclusions

Based upon the evaluation of the effectiveness of our disclosure controls and procedures, our CEO and CFO believed that as of the end of the period covered by this Transition Report, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be included in our Exchange Act reports, including this Transition Report on Form 10-K/T, is made known to management, including the CEO and CFO, on a timely basis. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2004, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K/T:

(1)	Financial Statements:

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

(3)	Exhibits: The items listed on the Index to Exhibits on page 89 are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIPATH TECHNOLOGY INC.

By:	/S/ DR. ADYA S. TRIPATHI
Dr. Adya S. Tripathi President and Chief Executive Officer, Chairman of the Board

Dated: July 27, 2005

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dr. Adya S. Tripathi and Jeffrey L. Garon, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K/T/A and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DR. ADYA S. TRIPATHI Dr. Adya S. Tripathi	President and Chief Executive Officer (Principal Executive Officer)	July 27, 2005

/S/ JEFFREY L. GARON Jeffrey L. Garon	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	July 27, 2005

/S/ A.K. ACHARYA A.K. Acharya	Director	July 27, 2005

/S/ Y.S. FU Y.S. Fu	Director	July 27, 2005

/S/ ANDY JASUJA Andy Jasuja	Director	July 27, 2005

/S/ AKIFUMI GOTO Akifumi Goto	Director	July 27, 2005

EXHIBIT INDEX

Number	Description of Document

3.1	Restated Certificate of Incorporation of Tripath Technology Inc. (incorporated by reference to Exhibit 3.1 of Tripath’s registration statement on Form S-1, registration number 333-35028, as amended)

3.2	Bylaws of Tripath Technology Inc. (incorporated by reference to Exhibit 3.2 of Tripath’s transition report on Form 10-K/T, filed on February 3, 2005)

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 of Tripath’s registration statement on Form S-1, registration number 333-35028, as amended)

4.2	Second Amended and Restated Shareholder Rights Agreement, dated September 15, 1998, between Tripath Technology Inc. and Certain Stockholders of Tripath Technology Inc. (incorporated by reference to Exhibit 10.6 of Tripath’s registration statement on Form S-1, registration number 333-35028, as amended)

4.3	Registration Rights Agreement, dated January 24, 2002, by and among Tripath Technology Inc. and Certain Stockholders of Tripath Technology Inc. (incorporated by reference to Exhibit 4.1 of Tripath’s current report on Form 8-K filed on January 30, 2002)

10.1*	Form of Indemnification Agreement, between Tripath Technology Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.1 of Tripath’s registration statement on Form S-1, registration number 333-35028, as amended)

10.2	License and Supply Agreement, dated July 9, 1999, between STMicroelectronics, Inc. and Tripath Technology Inc. (incorporated by reference to Exhibit 10.2 of Tripath’s registration statement on Form S-1, registration number 333-35028, as amended)

10.3*	1995 Stock Plan and form of option agreement (incorporated by reference to Exhibit 4.8 of Tripath’s registration statement on Form S-8, registration number 333-108178)

10.4*	2000 Stock Plan and form of option agreement (incorporated by reference to Tripath’s definitive proxy statement on Schedule 14A filed on May 19, 2003)

10.5*	2000 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.5 of Tripath’s quarterly report on Form 10-Q for the quarter ended September 30, 2003)

10.6*	Form of Restricted Stock Purchase Agreement between Tripath Technology Inc. and an Executive Officer. (incorporated by reference to Exhibit 10.6 of Tripath’s annual report on Form 10-K filed on March 9, 2004)

10.7	Sublease Agreement, dated July 18, 2002, between Nortel Networks, Inc. and Tripath Technology Inc. (incorporated by reference to Exhibit 10.11 of Tripath’s quarterly report on Form 10-Q for the quarter ended September 30, 2002)

10.8	Distributor Agreement, dated July 1, 1998 between Uniquest Corporation and Tripath Technology Inc. (incorporated by reference to Exhibit 10.8 of Tripath’s annual report on Form 10-K filed on March 9, 2004)

10.9	Distributor Agreement, dated February 3, 1999 between Macnica, Inc and Tripath Technology Inc. (incorporated by reference to Exhibit 10.9 of Tripath’s annual report on Form 10-K filed on March 9, 2004)

10.10	Security Agreement dated March 8, 2004 between Tripath Technology Inc. and Union Bank of California, N.A. (incorporated by reference to Exhibit 10.1 of Tripath’s quarterly report on Form 10-Q filed on May 21, 2004)

10.11	Form of Stock Purchase Agreement dated August 1, 2004 between Tripath Technology Inc. and certain investors of Tripath Technology Inc. (incorporated by reference to Exhibit 10.11 of Tripath’s transition report on Form 10-K/T, filed on February 3, 2005)

Number	Description of Document

16.1	Letter, dated as of October 22, 2004, from BDO Seidman, LLP regarding its concurrence with Tripath’s statement regarding change of accountants (incorporated by reference to Exhibit 16.1 of Tripath’s current report on Form 8-K filed October 22, 2004).

16.2	Letter, dated as of April 17, 2003, from PricewaterhouseCoopers LLP regarding its concurrence with Tripath’s statement regarding change of accountants (incorporated by reference to Exhibit 16.2 of Tripath’s current report on Form 8-K filed April 17, 2003)

21.1	List of subsidiaries of Tripath Technology Inc. (incorporated by reference to Exhibit 21.1 of Tripath’s transition report on Form 10-K/T, filed on February 3, 2005)

23.1	Consent of Stonefield Josephson, Inc., Independent Registered Public Accounting Firm

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (See Form 10-K/T Signature Page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.