Form 10-Q/A
period 2004-12-31
TRIPATH TECHNOLOGY INC
filed 2005-07-27
CIK 1045739

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

EXPLANATORY NOTE

This Report on Form 10-Q/A (“Form 10-Q/A”) is being filed as Amendment No. 1 to our Report on Form 10-Q for the quarter ended December 31, 2004, which was filed with the Securities and Exchange Commission (SEC) on February 4, 2005 (the “Original Filing”). We are filing this Amendment No. 1 to reflect restatements of certain financial information for the quarter ended December 31, 2004 (the “Restatement”) that was previously reported in the Original Filing. For a more detailed description of the Restatement, see Note 14 “Restatement of Previously Reported Quarterly and Transition Period Financial Information” of the Notes to Condensed Consolidated Interim Financial Statements.

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

PART I. Financial Information

Item 1. Financial Statements

TRIPATH TECHNOLOGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2004 (Unaudited) Restated	September 30, 2004 (Audited) Restated
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$3,932	$7,339
Accounts receivable, net	615	1,019
Inventories, net	3,752	3,939
Prepaid expenses and other current assets	374	212

Total current assets	8,673	12,509

Property and equipment, net	1,429	1,674
Other assets	129	123

Total assets	$10,231	$14,306

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,932	$2,908
Current portion of capital lease obligations	461	664
Current portion of deferred rent	276	266
Accrued expenses	871	764
Deferred distributor revenue	927	1,075

Total current liabilities	4,467	5,677

Long term liabilities	479	571

Commitments and contingencies (see Note 10)

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 50,233,101 and 50,043,158 shares issued and outstanding at December 31, 2004 (unaudited) and September 30, 2004 respectively	50	49
Additional paid-in capital	199,396	199,333
Deferred stock-based compensation	(54)	(95)
Accumulated deficit	(194,107)	(191,229)

Total stockholders’ equity	5,285	8,058

Total liabilities and stockholders’ equity	$10,231	$14,306

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TRIPATH TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

Unaudited

	Three Months Ended December 31,
	2004	2003
Revenue	$1,673	$4,126
Cost of revenue	1,227	2,769

Gross profit	446	1,357

Operating expenses:
Research and development	1,901	1,669
Selling, general and administrative	1,428	1,082

Total operating expenses	3,329	2,751

Loss from operations	(2,883)	(1,394)
Interest and other income, net	5	8

Net loss	$(2,878)	$(1,386)

Basic and diluted net loss per share	$(0.06)	$(0.03)

Number of shares used in computing basic and diluted net loss per share	48,267	43,853

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TRIPATH TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Unaudited

	Three Months Ended December 31,
	2004 Restated	2003
Cash flows from operating activities:
Net loss	$(2,878)	$(1,386)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	249	294
Deferred rent	(63)	52
Allowance for doubtful accounts	—	(6)
Provision for slow moving, excess and obsolete inventory	—	243
Stock-based compensation	41	46
Changes in assets and liabilities:
Accounts receivable	404	(101)
Inventories	187	(1,781)
Prepaid expenses and other assets	(168)	(106)
Accounts payable	(976)	1,559
Accrued expenses	107	(72)
Deferred distributor revenue	(148)	387

Net cash used in operating activities	(3,245)	(871)

Cash flows from investing activities:
Purchase of property and equipment	(4)	(201)

Net cash used in investing activities	(4)	(201)

Cash flows from financing activities:
Proceeds from issuance of common stock under ESPP and upon exercise of options	64	304
Proceeds from issuance of common stock upon exercise of warrants	—	1,366
Principal payments on capital lease obligations	(222)	(74)

Net cash provided by (used in) financing activities	(158)	1,596

Net increase (decrease) in cash and cash equivalents	(3,407)	524
Cash, cash equivalents, and restricted cash, beginning of period	7,339	9,088

Cash, cash equivalents, and restricted cash, end of period	$3,932	$9,612

Non-cash financing activity:
Property and equipment acquired by capital lease	$—	$317

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

The Company’s consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred substantial losses and has experienced negative cash flow since inception and has an accumulated deficit of $194.1 million at December 31, 2004.

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

Tripath Technology Inc.

Notes to Condensed Interim Consolidated Financial Statements—(Continued)

(Unaudited)

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

Tripath Technology Inc.

Notes to Condensed Interim Consolidated Financial Statements—(Continued)

(Unaudited)

The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended December 31,
	2004 Restated	2003
Numerator:
Net loss	$(2,878)	$(1,386)

Denominator:
Weighted average common stock	48,267	43,853

Basic and diluted net loss per share	$(0.06)	$(0.03)

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

	Three Months Ended December 31,
	2004 Restated	2003
Net loss applicable to common stockholders, as reported	$(2,878)	$(1,386)
Total stock-based employee compensation expense (benefit) included in the net loss, determined under the recognition and measurement principles of APB Opinion No. 25	41	46
Total stock-based employee compensation expense determined under fair value based method for all awards	(1,035)	(547)

Pro forma net loss applicable to common stockholders	$(3,872)	$(1,887)

Loss per share:
Basic—as reported	$(0.06)	$(0.03)

Basic—pro forma	$(0.08)	$(0.04)

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

Inventories, net, are comprised of the following (in thousands):

	December 31, 2004 Restated	September 30, 2004 Restated
Raw materials	$2,886	$2,173
Work-in-process	258	213
Finished goods	237	1,074
Inventory held by distributors	371	479

Total	$3,752	$3,939

9. Segment and geographic information

The Company has determined that it has one reportable business segment: the design, license and marketing of integrated circuits.

Tripath Technology Inc.

Notes to Condensed Interim Consolidated Financial Statements—(Continued)

(Unaudited)

The following is a geographic breakdown of the Company’s sales by shipping destination for the following periods (in thousands):

	Three Months Ended December 31,
	2004 Restated	2003
United States	$199	$224
Japan	781	1,911
Singapore	14	4
Taiwan	28	407
China	189	50
Europe	250	215
Korea	212	1,311
Rest of world	—	4

	$1,673	$4,126

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

Tripath Technology Inc.

Notes to Condensed Interim Consolidated Financial Statements—(Continued)

(Unaudited)

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

Tripath Technology Inc.

Notes to Condensed Interim Consolidated Financial Statements—(Continued)

(Unaudited)

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

Tripath Technology Inc.

Notes to Condensed Interim Consolidated Financial Statements—(Continued)

(Unaudited)

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

Tripath Technology Inc.

Notes to Condensed Interim Consolidated Financial Statements—(Continued)

(Unaudited)

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

Tripath Technology Inc.

Notes to Condensed Interim Consolidated Financial Statements—(Continued)

(Unaudited)

The following tables provide a reconciliation of amounts previously reported in the Company’s Form 10-Q for the quarter ended December 31, 2004 with amounts adjusted for the Restatement.

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended December 31, 2004
	Previously Reported (1)	Restatement Adjustment		Restated Total
Revenue	$1,618	$55	(2)	$1,673
Cost of revenue	1,195	32	(3)	1,227

Gross profit (loss)	423	23		446

Operating expenses:
Research and development	1,901	—		1,901
Selling, general and administrative	1,428	—		1,428

Total operating expenses	3,329	—		3,329

Loss from operations	(2,906)			(2,883)
Interest and other income (expense), net	5	—		5

Net loss	$(2,901)	$23		$(2,878)

Basic and diluted net loss per share	$(0.06)			$(0.06)

Number of shares used to compute basic and diluted net loss per share	48,267			48,267

Tripath Technology Inc.

Notes to Condensed Interim Consolidated Financial Statements—(Continued)

(Unaudited)

CONSOLIDATED BALANCE SHEET (UNAUDITED)

(in thousands)

	December 31, 2004
	Previously Reported (1)	Restatement Adjustment		Restated Total
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$3,932	$—		$3,932
Accounts receivable, net	615	—		615
Inventories, net	3,625	127	(5)	3,752
Prepaid expenses and other current assets	374	—		374

Total current assets	8,546	127		8,673
Property and equipment, net	1,429	—		1,429
Other assets	129	—		129

Total assets	$10,104	$127		$10,231

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,932	$—		$1,932
Current portion of capital lease obligations	461	—		461
Current portion of deferred rent	276	—		276
Accrued expenses	871	—		871
Deferred distributor revenue	730	197	(4)	927

Total current liabilities	4,270	—		4,467

Long term liabilities	479	—		479

Stockholders’ equity:
Common stock	50	—		50
Additional paid-in capital	199,396	—		199,396
Deferred stock-based compensation	(54)	—		(54)
Accumulated deficit	(194,037)	(70)		(194,107)

Total stockholders’ equity	5,355	(70)		5,285

Total liabilities and stockholders’ equity	$10,104	$127		$10,231

(1)	As previously reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.
(2)	Reflects an increase in revenue of approximately $55,000 relating to products.
(3)	Reflects an increase of approximately $32,000 in the associated cost associated with the increase in revenue.
(4)	Reflects a net cumulative increase in deferred revenue of approximately $197,000.
(5)	Reflects a net cumulative increase in inventory of approximately $127,000 relating to the deferred cost associated with the deferred revenue.

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

Results of Operations

Three months ended December 31, 2004 and 2003

Revenue. Revenue for the three months ended December 31, 2004 was $1.7 million, a decrease of $2.4 million or 59% from revenues of $4.1 million for the three months ended December 31, 2003. The decrease in revenue resulted primarily from a decrease in sales of our TA2020, TA2024 and TA1101 products as a result of a general downturn in the semiconductor industry.

Sales to Alcatel and Sharp accounted for approximately 14% and 11%, respectively, of revenue in the three months ended December 31, 2004 and 4% and 2%, respectively, in the corresponding prior year quarter. Sales to our five largest customers represented approximately 42% of revenue in the three months ended December 31, 2004 and 73% of revenue in the three months ended December 31, 2003.

Gross Profit. Gross profit for the three months ended December 31, 2004 was $0.4 million or 26%, compared with a gross profit of $1.3 million or 33% for the three months ended December 31, 2003. The decrease in the gross profit for the three months ended December 31, 2004 reflects an increase in production cost for our TA2020 product and a decrease in average selling price for our TA2024 product.

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

We incurred net losses of approximately $2.9 million for the three months ended December 31, 2004, $11.7 million for the nine months ended September 30, 2004, $7.2 million for the twelve months ended December 31, 2003 and $19.3 million (before accretion on preferred stock of $14.9 million) for the twelve months ended December 31, 2002. Because we have had losses, we have funded our operating activities to date from the sale of securities, including our most recent financings in August 2004 and January 2002 as well as from the proceeds from the related exercise of warrants issued in connection with the 2002 financing. However, to grow our business significantly and to fund additional losses, we will need additional capital. Moreover, additional equity financing, if available, would likely be dilutive to the holders of our common stock, and debt financing, if available, would likely involve restrictive covenants. If we cannot raise sufficient additional capital, it would adversely affect our ability to achieve our business objectives and to continue as a going concern.

We have a history of losses and may never achieve or sustain profitability.

As of December 31, 2004, we had an accumulated deficit of $194.1 million. We incurred net losses of approximately $2.9 million for the three months ended December 31, 2004, $11.7 million for the nine months ended September 30, 2004, $7.2 million for the twelve months ended December 31, 2003 and $19.3 million (before accretion on preferred stock of $14.9 million) for the twelve months ended December 31, 2002. We may continue to incur net losses and these losses may be substantial. Furthermore, we may continue to generate significant negative cash flow in the future. We will need to generate substantially higher revenue to achieve and sustain profitability and positive cash flow. Our ability to generate future revenue and achieve profitability will depend on a number of factors, many of which are described throughout this section. If we are unable to achieve or maintain profitability, we will be unable to build a sustainable business. In this event, our share price and the value of your investment would likely decline and we might be unable to continue as a going concern.

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

A relatively small number of customers have accounted for most of our revenues to date. Any reduction or delay in sales of our products to one or more of these key customers could seriously reduce our sales volume and revenue and adversely affect our operating results. Our top five end customers accounted for 65% of revenue in the transition period ended September 30, 2004 versus 68% and 67% in 2003 and 2002 respectively. Our primary customer in the three months ended December 31, 2004 was Alcatel representing 14% of our revenue. Our primary end customers in the transition period ended September 30, 2004 were Kyoshin Technosonic Co., Ltd. (“KTS”) Alcatel, and Samsung representing 28%, 19% and 9% of revenue, respectively. In 2003, our primary end customers were KTS, Samsung and Apple representing 24%, 18% and 15% of revenue, respectively. Apple and Apex Digital Inc. were our top two end customers in 2002, representing 31% and 19% of revenue, respectively. We expect that we will continue to rely on the success of our largest customers and on our success in selling our existing and future products to those customers in significant quantities. In addition, approximately 53% of our revenue in the transition period ended September 30, 2004 was from our largest distributor, Macnica. We cannot be sure that we will retain our largest customers (whether from inside sales or through our distributors) or that we will be able to obtain additional key customers or replace key customers we may lose or who may reduce their purchases.

We currently rely on sales of three products for a significant portion of our revenue, and the failure of these products to be successful in the future could substantially reduce our sales.

We currently rely on sales of our TA2024, TA2020 digital audio amplifier products and TLD4012 DSL line driver to generate a significant portion of our revenue. Sales of these products amounted to 74% of our revenue for the three months ended December 31, 2004, 78% of our revenue for the nine months ended September 30, 2004, 76% of our revenue for the twelve months ended December 31, 2003 and 68% of our revenue for the twelve months ended December 31, 2002. We have developed additional products and plan to introduce more products in the future, but there can be no assurance that these products will be commercially successful. Consequently, if our existing products are not successful, our sales could decline substantially.

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

As previously disclosed in our current report on Form 8-K dated October 18, 2004 and filed on October 22, 2004, in October 2004, our former independent registered public accountants, BDO Seidman LLP (“BDO”) provided our Audit Committee with a letter citing what BDO asserted are two “material weaknesses” over our internal financial controls: one regarding the lack of effectiveness of our Audit Committee and the other regarding the lack of controls in place to estimate distributor returns in accordance with SFAS No. 48. In response to this letter, we added an additional independent member to its Board of Directors and Audit Committee who the Board of Directors determined was an Audit Committee Financial Expert, as such term is defined under rules promulgated by the Securities and Exchange Commission. We believe that there is no material weakness regarding the effectiveness of its Audit Committee following the appointment of such new member. In addition, the Audit Committee instructed our Chief Financial Officer to conduct an internal investigation as to the verbal concerns raised by BDO regarding the appropriate accounting for approximately $1.3 million of product that, upon our inquiries, one of our distributors, Macnica, reported had been returned to Macnica by Macnica’s customers. The audit committee investigation and discussion that is described above in Note 14 to our condensed interim consolidated financial statements, “Restatement of Previously Reported Quarterly and Transition Period Financial Information” included a review of the Company’s compliance with Securities and Exchange Commission Staff Accounting Bulleting No. 104 “Revenue Recognition in Financial Statements” (“SAB 104”) as applied to the circumstances surrounding the Product Returns (as defined above in Note 14 to the condensed interim consolidated financial statements). Under SAB 104, a requirement for revenue recognition is that all of the following criteria must be met: (1) there is persuasive evidence that an arrangement exists, (2) delivery of goods has occurred, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured. In addition, pursuant to the Company’s revenue recognition policy, for sales to distributors, the Company defers recognition of revenue until such time that the distributor sells products to its customers based upon receipt of point-of-sales reports from the distributor. In limited circumstances, revenue may be recognized when sold to a distributor if the distributor acknowledges in writing that there is no right of return and such sale also otherwise meets the SAB 104 requirements. The internal investigation revealed that approximately $1.4 million of a sale of the Company’s product to Macnica did not meet the foregoing criteria because a former employee of the Company had agreed that Macnica would return the product at Macnica’s discretion, which forms the basis of the Restatement. This former employee had on this occasion agreed to a term of sale that was outside of the Company’s standard practices and was not referenced in the documentation related to the sale submitted to the Company’s finance department. Given the discovery of this arrangement for Macnica to return the product, the Audit committee concluded on January 25, 2005 that the Company should restate certain financial information that was previously reported in the Company’s Form 10-Q for the quarter ended June 30, 2004 filed with the Securities and Exchange Commission on August 6, 2004 (the “Initial Restatement”). Following further investigation, the Audit Committee concluded on May 5, 2005 that the Company should restate the financial statements (the “Additional Restatement”) that were previously included in its Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2004, June 30, 2004, and December 31, 2004 as well as the financial statements for the nine-month transition period ended September 30, 2004 previously included in its Transition Report on Form 10-K/T. For more information regarding the Initial Restatement and the Additional Restatement, please see Note 14 to our condensed interim consolidated financial statements, “Restatement of Previously Reported Quarterly and Transition Period Financial Information” included elsewhere in this Form 10-Q/A. In addition, the Audit Committee approved certain changes to the Company’s internal controls over financial reporting as an additional remedial action.

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

While we seek to design our controls and procedures to provide reasonable assurance that information required to be disclosed in our periodic filings is timely disclosed, inherent limitations expose us to breakdowns in such controls and procedures. While our certifying officers believed that the design of our controls and procedures would ensure that material information related to the Company would be made known to them on a timely basis, in light of the circumstances underlying the Initial Restatement and the Additional Restatement, these controls and procedures for the financial statement periods covered by the Initial Restatement and the Additional Restatement were not effective. We have made certain changes to our internal controls over financial reporting regarding the review of sales orders designed to address these circumstances, as further described above, although even these improvements to our controls and procedures cannot ensure that all errors or fraud will be prevented.

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

See Exhibit Index.

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