Form 10-Q/A
period 2005-03-31
TRIPATH TECHNOLOGY INC
filed 2005-07-27
CIK 1045739

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

EXPLANATORY NOTE

This Form 10-Q/A (“Form 10-Q/A”) is being filed as Amendment No. 1 to our Report on Form 10-Q for the quarter ended March 31, 2005, which was filed with the Securities and Exchange Commission (SEC) on February 3, 2005 (the “Original Filing”). We are filing this Amendment No. 1 to reflect comments received from the SEC on our currently pending Registration Statement on Form S-1 (Registration No. 333-123551.)

This Form 10-Q/A amends and restates “Item 1. Financial Statements,” “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 4. “Controls and Procedures” of Part I and “Item 1. Legal Proceedings” of Part II of the Original Filing, in each case, as a result of, and to reflect, the comments received from the SEC.

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

TRIPATH TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

Unaudited

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004 Restated	2005	2004 Restated
Revenue	$2,728	$3,273	$4,401	$7,399
Cost of revenue	990	2,373	2,217	5,142

Gross profit	1,738	900	2,184	2,257

Operating expenses:
Research and development	1,962	1,718	3,863	3,387
Selling, general and administrative	1,790	1,269	3,218	2,351

Total operating expenses	3,752	2,987	7,081	5,738

Loss from operations	(2,014)	(2,087)	(4,897)	(3,481)
Change in fair value on revaluation of warrant liability	252	—	252	—
Interest and other income (expense), net	(16)	8	(11)	16

Net loss	$(1,778)	$(2,079)	$(4,656)	$(3,465)

Basic and diluted net loss per share	$(0.03)	$(0.05)	$(0.09)	$(0.07)

Weighted average number of common shares used in computing basic and diluted net loss per share	51,950	45,266	51,923	46,845

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TRIPATH TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Unaudited

	Six Months Ended March 31,
	2005	2004 Restated
Cash flows from operating activities:
Net loss	$(4,656)	$(3,465)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value on revaluation of warrant liability	(252)	—
Depreciation and amortization	463	560
Deferred Rent	(128)	104
Allowance for doubtful accounts	(50)	—
Provision for slow moving, excess and obsolete inventory	(1,467)	243
Stock-based compensation	81	87
Changes in assets and liabilities:
Accounts receivable, net	723	(758)
Inventories, net	1,886	(3,822)
Prepaid expenses and other assets	(738)	(102)
Accounts payable	(1,918)	2,232
Accrued expenses	(108)	248
Deferred distributor revenue	108	1,267

Net cash used in operating activities	(6,056)	(3,406)

Cash flows from investing activities:
Purchase of property and equipment	(21)	(519)

Net cash used in investing activities	(21)	(519)

Cash flows from financing activities:

Net proceeds from issuance of common stock	4,195	4,270
Principal payments on capital lease obligations	(366)	(250)

Net cash provided by financing activities	3,829	4,020

Net increase (decrease) in cash and cash equivalents	(2,248)	95
Cash, cash equivalents, and restricted cash, beginning of period	7,339	9,088

Cash, cash equivalents, and restricted cash, end of period	$5,091	$9,183

Non-cash financing activity:
Property and equipment acquired by capital lease	$—	$317

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

Tripath Technology Inc.

Notes to Condensed Interim Consolidated Financial Statements—(Continued)

(Unaudited)

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

	Three months ended March 31,		Six months ended March 31,
	2005	2004 Restated	2005	2004
Net loss applicable to common stockholders, as reported	$(1,778)	$(2,079)	$(4,656)	$(3,465)
Total stock-based employee compensation expense included in the net loss, determined under the recognition and measurement principles of APB Opinion No. 25	40	42	81	87
Total stock-based employee compensation expense determined under fair value based method for all awards	(329)	(708)	(1,364)	(1,187)

Pro forma net loss applicable to common stockholders	$(2,067)	$(2,745)	$(5,939)	$(4,565)

Loss per share:
Basic and diluted—as reported	$(0.03)	$(0.05)	$(0.09)	$(0.07)

Basic and diluted—pro forma	$(0.04)	$(0.05)	$(0.11)	$(0.10)

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

9. Warrant liability

On March 3, 2005, the Company completed a private placement which resulted in gross proceeds of $4.4 million. In connection with this private placement the Company sold 4,833,335 shares of common stock at a price of $0.90 per share and issued warrants to purchase up to 966,667 shares of common stock. The warrants have a term of 3.5 years and an exercise price equal to $1.25. Since the warrants are subject to certain registration rights, the Company recorded a warrant liability, totaling $967,000, in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The registration rights provide for the Company to file with the Securities and Exchange Commission a Registration

Tripath Technology Inc.

Notes to Condensed Interim Consolidated Financial Statements—(Continued)

(Unaudited)

Statement covering the resale of all of the securities issued in connection with the private placement. The Company is subject to certain penalties if the Registration Statement is not declared effective by the stipulated deadline. The Company valued the warrants using the Black-Scholes option pricing model, applying a life of 3.5 years, a risk free interest rate of 4.02%, an expected dividend yield of 0%, a volatility of 154% and a deemed fair value of common stock of $1.17 which was the closing price of the Company’s common stock on March 3, 2005. In accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”, the Company revalued the warrants as of March 31, 2005 using the Black-Scholes option pricing model. Assumptions regarding the life, the expected dividend yield and volatility were left unchanged but the Company did apply a risk free interest rate of 4.18% and a deemed fair value of common stock of $0.89, which was the closing price of the Company’s common stock on March 31, 2005. The difference of $252,000 between the fair value of the warrants as of March 31, 2005 and the original valuation of $967,000 as of March 3, 2005 has been recorded as a change in fair value on revaluation of warrant liability. Upon the registration statement covering the shares underlying the warrants being declared effective, the fair value of the warrants on that date will be reclassified to equity.

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

Contingencies: From time to time, in the normal course of business, various claims could be made against the Company, its directors or officers. The Company has agreed to indemnify its officers and directors with respect to such claims, except in limited circumstances. At March 31, 2005, the Company had no liabilities recorded for such claims as the Company is unable to estimate the liabilities at this time. For more information regarding the Company’s indemnification obligations and pending litigation, please see Notes 13 and 15 below.

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

Tripath Technology Inc.

Notes to Condensed Interim Consolidated Financial Statements—(Continued)

(Unaudited)

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

Tripath Technology Inc.

Notes to Condensed Interim Consolidated Financial Statements—(Continued)

(Unaudited)

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

Tripath Technology Inc.

Notes to Condensed Interim Consolidated Financial Statements—(Continued)

(Unaudited)

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

Tripath Technology Inc.

Notes to Condensed Interim Consolidated Financial Statements—(Continued)

(Unaudited)

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

Tripath Technology Inc.

Notes to Condensed Interim Consolidated Financial Statements—(Continued)

(Unaudited)

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

Tripath Technology Inc.

Notes to Condensed Interim Consolidated Financial Statements—(Continued)

(Unaudited)

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

As a result, the Audit Committee concluded on May 5, 2005 that the Company should restate certain financial information (the “Additional Restatement”) that was previously reported in the Company’s Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2004, June 30, 2004 and December 31, 2004 as well as certain financial information for the quarter and transitional period ended September 30, 2004 that was previously reported in the Company’s Transition Report. The Additional Restatement was based on the Audit Committee’s conclusion on such date that the Consolidated Balance Sheets as of March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004 and the related Consolidated Statements of Operations for the three months ended March 31, 2004, the three and six months ended June 30, 2004, the nine month transition period ended September 30, 2004 and the three months ended December 31, 2004 should no longer be relied upon

Tripath Technology Inc.

Notes to Condensed Interim Consolidated Financial Statements—(Continued)

(Unaudited)

because of errors in such financial statements. The Additional Restatement was originally described in our Current Report on Form 8-K dated May 5, 2005 and filed with the Securities and Exchange Commission on May 11, 2005.

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

As a result, the Audit Committee concluded on May 5, 2005 that we should restate certain financial information (the “Additional Restatement”) that was previously reported in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2004, June 30, 2004 and December 31, 2004 as well as certain financial information for the quarter and transitional period ended September 30, 2004 and that was previously reported in our Transitional Report. The Additional Restatement was based on the Audit Committee’s conclusion on such date that the Consolidated Balance Sheets as of March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004 and the related Consolidated Statements of Operations for the three months ended March 31, 2004, the three and six months ended June 30, 2004, the nine month transition period ended September 30, 2004 and the three months ended December 31, 2004 should no longer be relied upon because of errors in such financial statements. The Additional Restatement was originally described in our Current Report on Form 8-K dated May 5, 2005 and filed with the Securities and Exchange Commission on May 11, 2005.

Following receipt of a final report on the internal investigation, the Audit Committee determined that the internal investigation had been completed on June 15, 2005. The internal investigation revealed errors in our financial statements for 2002 and 2003. Such errors included certain shipments between distributors rather than to end-customers which was not noted on applicable point-of-sales reports, inaccurate shipment dates on certain point-of-sales reports, and inaccurate quantities noted on certain point-of-sales reports. We reviewed these errors with reference to the guidelines set forth in SAB99. Based upon such review, we concluded that such errors were immaterial and thus would not result in a restatement of the 2002 or 2003 financial statements.

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

Gross Profit. Gross profit for the three months ended March 31, 2005 was $1.7 million or 64%, compared with a gross profit of $0.9 million or 27% for the three months ended March 31, 2004. The increase in the gross profit for the three months ended March 31, 2005 reflects the sale of inventory that was previously written down to its estimated net realizable value. This contributed $1.5 million to gross profit for the three months ended March 31, 2005. Excluding this effect, the gross profit margin would have been 16% as compared to 27% for the comparable prior period. The decrease in the gross margin was primarily due to a decrease in average selling prices.

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

Change in fair value on revaluation of warrant liability. The change in fair value on revaluation of warrant liability represents the difference between the fair value of the warrants on the closing date, March 3, 2005, of the private placement in connection with which those warrants were issued and the fair value of those same warrants on March 31, 2005.

The change in fair value on revaluation of warrant liability was $0.3 million for the three months ended March 31, 2005 compared to $0.0 for the three months ended March 31, 2004 since no warrants were issued during that period.

Six months ended March 31, 2005 and 2004

Revenue. Revenue for the six months ended March 31, 2005 was $4.4 million, decrease of $3.0 million or 41% from revenues of $7.4 million for the six months ended March 31, 2004. The decrease in revenue resulted primarily from decrease in unit sales of our TA2020 and TA1101B products of approximately $1.8 million and $0.6 million, respectively. Of the $4.4 million revenue for the six months ended March 31, 2005, approximately $1.0 million was from revenue recognized from the deferral of approximately $1.4 million from the transaction which resulted in the restatement of our financial results for the quarter ended June 30, 2004. Excluding the restatement related revenues, net revenue for the six months ended March 31, 2005 was approximately $3.4 million, a decrease of $4.0 million or 54% from revenues of $7.4 million for the six months ended March 31, 2004.

Sales to Sharp and KTS accounted for approximately 17% and 10%, respectively, of revenue in the six months ended March 31, 2005 and 1% and 18%, respectively, in the corresponding six month period. Sales to our five largest customers represented approximately 48% of revenue in the six months ended March 31, 2005 and 71% of revenue in the six months ended March 31, 2004.

Gross Profit. Gross profit for the six months ended March 31, 2005 was $2.2 million or 50%, compared with a gross profit of $2.3 million or 31% for the six months ended March 31, 2004. The higher gross margin is primarily attributable to the sale of inventory that was previously written down to its estimated net realizable value. This contributed $1.5 million to gross profit for the six months ended March 31, 2005. Excluding this effect, the gross profit margin would have been 15% as compared to 31% for the comparable prior period. The decrease in the gross margin was primarily due to a decrease in average selling prices.

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

Change in fair value on revaluation of warrant liability. The change in fair value on revaluation of warrant liability represents the difference between the fair value of the warrants on the closing date, March 3, 2005, of the private placement in connection with which those warrants were issued and the fair value of those same warrants on March 31, 2005. The change in fair value on revaluation of warrant liability was $0.3 million for the six months ended March 31, 2005 compared to $0.0 for the six months ended March 31, 2004 since no warrants were issued during that period.

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

We will need to raise additional funds to finance our activities through public or private equity or debt financings, the formation of strategic partnerships or alliances with other companies or through bank borrowings with existing or new banks. We may not be able to obtain additional funds on terms that would be favorable to our stockholders and us, or at all. In such instance, we will take measures to reduce our operating expenses, such as reducing headcount or canceling selected research and development projects. Additionally, pursuant to the terms of a private placement transaction under which we sold 5,800,002 shares of our common stock in March 2005 (the “Private Placement”), we are prohibited from filing additional registration statements until 60 days after the registration statement covering the resale of the shares issued in the Private Placement (Registration No. 333-123551) (the “Registration Statement”) is declared effective, except Form S-8 registration statements in connection with employee stock benefit plans, upon exercise or conversion of outstanding securities and pursuant to acquisitions or other strategic transactions that are not primarily for the purpose of raising additional capital. We are also subject to certain cash penalties payable to the selling stockholders that purchased shares in the Private Placement under certain circumstances relating to the timely filing, effectiveness and maintenance of effectiveness of the Registration Statement. Our future is dependent upon obtaining sufficient financing as needed to fund current working capital needs and future growth, and ultimately on achieving profitability. We have taken a two-pronged approach to reach these goals. First we intend to engage in an equity or debt financing within the next few months and we are reducing inventory levels and creating what we believe to be sustainable unit volume increases with many of our customers which should allow us to increase revenues and reduce manufacturing costs. We cannot be certain that any such financing will be available on acceptable terms or at all. We cannot assure that the unit volume increase with our customers will in fact be sustainable or that our revenue will increase or our manufacturing costs will decrease.

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

We may not maintain Nasdaq National Market listing requirements.

On April 25, 2005 we received a deficiency notice from the Nasdaq Stock Market, or Nasdaq, for failing to (1) maintain the Nasdaq National Market’s minimum $50 million market value of listed securities requirement for continued listing and (2) maintain our total assets and total revenue for the most recently completed fiscal year or for two of the last three most recently completed fiscal years above the $50 million requirement for continued listing. We had a grace period of 30 calendar days, or until May 25, 2005, to cure the deficiency by meeting the $50 million minimum market value of listed securities for 10 consecutive days or such longer period of time as may be required by Nasdaq, at its discretion. Based upon 55,349,746 shares outstanding as of April 20, 2005, our stock price would have to equal or exceed approximately $0.91 for a minimum of 10 consecutive trading days. If we failed to meet the minimum market value of listed securities for a minimum of 10 consecutive trading days during the grace period, our common stock may be delisted from the Nasdaq National Market. We did not meet this requirement during the 30 calendar days referenced in the letter. There can be no assurance that we will regain or maintain compliance with the minimum market value of listed securities requirement in the future.

In addition, on April 26, 2005, we received a deficiency notice from Nasdaq for failing to maintain the Nasdaq National Market’s minimum $1.00 bid price requirement for continued listing. We have a grace period of 180 calendar days, or until October 24, 2005, to cure the deficiency by meeting the minimum $1.00 bid price for 10 consecutive trading days or such longer period of time as may be required by Nasdaq, at its discretion. There can be no assurance that we will regain or maintain compliance with the minimum bid price. If we fail to meet the minimum bid price for 10 consecutive days during the grace period, our common stock may be delisted from the Nasdaq National Market. As of July 22, 2005, our common stock has not closed at or above $1.00 per share for a minimum of 10 consecutive trading days since receipt of the April 26, 2005 letter.

On May 26, 2005, we received another letter from Nasdaq notifying us that we had not regained compliance with Marketplace Rule 4450(b)(1)(A), which sets a $50 million market value of listed securities requirement for continued listing, during the relevant grace period. According to this letter, we are subject to delisting from the Nasdaq National Market. We appealed Nasdaq’s determination and a hearing before a Nasdaq Listing Qualifications Panel was held on July 14, 2005. We have not received the final Listing Qualifications Panel determination with respect to our appeal. If we are unsuccessful in our appeal, we have requested that the Listing Qualifications Panel transfer our listing to the Nasdaq SmallCap Market. We believe that we meet all of the Nasdaq SmallCap Market’s continued listing requirements (other than the minimum bid price requirement of $1.00, for which there is an applicable grace period), but there can be no assurance that the Panel will agree to transfer our listing. Our common stock will remain listed on the Nasdaq National Market while our appeal is pending before the Listing Qualifications Panel.

There is no assurance that we will receive a favorable decision from the Listing Qualifications Panel or that we will satisfy the Nasdaq’s continued listing requirements in the future, with the result that our common stock may be delisted from the Nasdaq National Market. Should our common stock be delisted from the Nasdaq National Market, it would likely be traded on the Nasdaq SmallCap Market or on the Over the Counter (OTC) Bulletin Board of the National Association of Securities Dealers, Inc. If our common stock is delisted from the Nasdaq National Market or the Nasdaq SmallCap Market, it would likely be more difficult to trade in or obtain accurate quotations as to the market price of our common stock. Delisting of our common stock could materially adversely affect the market price, the market liquidity of our common stock, and our ability to raise necessary capital and could otherwise have an adverse impact on our business, financial condition, and results of operations.

We have a history of losses and may never achieve or sustain profitability.

As of March 31, 2005, we had an accumulated deficit of $195.9 million. We incurred net losses of approximately $4.7 million for the six months ended March 31, 2005, $11.7 million for the nine months ended September 30, 2004 and $7.2 million for the twelve months ended December 31, 2003. We may continue to incur net losses and these losses may be substantial. Furthermore, we may continue to generate significant negative cash flow in the future. We will need to generate substantially higher revenue to achieve and sustain profitability and positive cash flow. Our ability to generate future revenue and achieve profitability will depend on a number of factors, many of which are described throughout this section. If we are unable to achieve or maintain profitability, we will be unable to build a sustainable business. In this event, our share price and the value of your investment would likely decline and we might be unable to continue as a going concern.

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

A relatively small number of customers have accounted for most of our revenues to date. Any reduction or delay in sales of our products to one or more of these key customers could seriously reduce our sales volume and revenue and adversely affect our operating results. Our top five end customers accounted for 48% of revenue in the six month period ended March 31, 2005, 65% of revenue in the transition period ended September 30, 2004 and 68% of revenue in 2003. Our primary customers in the six months ended March 31, 2005 were Sharp, Kyoshin Technosonic Co., Ltd. (“KTS”) and Beko representing 20%, 13% and 10% respectively of our revenue. Our primary end customers in the transition period ended September 30, 2004 were KTS, Alcatel and Samsung representing 28%, 19% and 9% of revenue, respectively. In 2003, our primary end customers were KTS, Samsung and Apple representing 24%, 18% and 15% of revenue, respectively. We expect that we will continue to rely on the success of our largest customers and on our success in selling our existing and future products to those customers in significant quantities. In addition, approximately 56% and 53% of our revenue in the six month period ended March 31, 2005 and transition period ended September 30, 2004, respectively, was from our largest distributor, Macnica. We cannot be sure that we will retain our largest customers (whether from inside sales or through our distributors) or that we will be able to obtain additional key customers or replace key customers we may lose or who may reduce their purchases.

We currently rely on sales of one product for a significant portion of our revenue, and the failure of this product to be successful in the future could substantially reduce our sales.

We currently rely on sales of our TA2024 digital audio amplifier product to generate a significant portion of our revenue. Sales of this product amounted to 50% of our revenue for the six months ended March 31, 2005, 35% of our revenue for the nine months ended September 30, 2004, and 39% of our revenue for the twelve months ended December 31, 2003. We have developed additional products and plan to introduce more products in the future, but there can be no assurance that these products will be commercially successful. Consequently, if our existing products are not successful, our sales could decline substantially.

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

We have a history of using employee stock options and other stock-based compensation to hire, motivate and retain our workforce. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” to measure compensation costs for all stock- based compensation (including stock options and our employee stock purchase plan) at fair value and to recognize these costs as expenses in our statements of operations. We are required to comply with SFAS 123 (R) beginning with our fiscal quarter ending December 31, 2005. The recognition of these expenses in our statements of operations will result in lower earnings per share, which could negatively impact our future stock price. In addition, if we reduced or alter our use of stock-based compensation to minimize the recognition of these expenses, our ability to recruit, motivate and retain employees may be impaired, which could put us at a competitive disadvantage in the employee marketplace.

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

As previously disclosed in our current report on Form 8-K dated October 18, 2004 and filed on October 22, 2004, in October 2004, our former independent registered public accountants, BDO Seidman LLP (“BDO”) provided our Audit Committee with a letter citing what BDO asserted are two “material weaknesses” over our internal financial controls: one regarding the lack of effectiveness of our Audit Committee and the other regarding the lack of controls in place to estimate distributor returns in accordance with SFAS No. 48. In response to this letter, we added an additional independent member to its Board of Directors and Audit Committee who the Board of Directors determined was an Audit Committee Financial Expert, as such term is defined under rules promulgated by the Securities and Exchange Commission. We believe that there is no material weakness regarding the effectiveness of its Audit Committee following the appointment of such new member. In addition, the Audit Committee instructed our Chief Financial Officer to conduct an internal investigation as to the verbal concerns raised by BDO regarding the appropriate accounting for approximately $1.3 million of product that, upon our inquiries, one of our distributors, Macnica, reported had been returned to Macnica by Macnica’s customers. The audit committee investigation and discussion that was conducted included a review of the Company’s compliance with Securities and Exchange Commission Staff Accounting Bulleting No. 104 “Revenue Recognition in Financial Statements” (“SAB 104”) as applied to the circumstances surrounding the Product Returns (as defined above in Note 16 to the condensed interim consolidated financial statements, “Restatement of Previously Reported Quarterly and Transition Period Financial Information”). Under SAB 104, a requirement for revenue recognition is that all of the following criteria must be met: (1) there is persuasive evidence that an arrangement exists, (2) delivery of goods has occurred, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured. In addition, pursuant to the Company’s revenue recognition policy, for sales to distributors, the Company defers recognition of revenue until such time that the distributor sells products to its customers based upon receipt of point-of-sales reports from the distributor. In limited circumstances, revenue may be recognized when sold to a distributor if the distributor acknowledges in writing that there is no right of return and such sale also otherwise meets the SAB 104 requirements. The internal investigation revealed that approximately $1.4 million of a sale of the Company’s product to Macnica did not meet the foregoing criteria because a former employee of the Company had agreed that Macnica would return the product at Macnica’s discretion, which forms the basis of the Restatement. This former employee had on this occasion agreed to a term of sale that was outside of the Company’s standard practices and was not referenced in the documentation related to the sale submitted to the Company’s finance department. Given the discovery of this arrangement for Macnica to return the product, the Audit committee concluded on January 25, 2005 that the Company should restate certain financial information that was previously reported in the Company’s Form 10-Q for the quarter ended June 30, 2004 filed with the Securities and Exchange Commission on August 6, 2004 (the “Initial Restatement”). Following further investigation, the Audit Committee concluded on May 5, 2005 that the Company should restate the financial statements (the “Additional Restatement”) that were previously included in its Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2004, June 30, 2004, and December 31, 2004 as well as the financial statements for the nine-month transition period ended September 30, 2004 previously included in its Transition Report on Form 10-K/T. For more information regarding the Initial Restatement and the Additional Restatement, please see Note 16 to our condensed interim consolidated financial statements, “Restatement of Previously Reported Quarterly and Transition Period Financial Information” included elsewhere in this Form 10-Q/A. In addition, the Audit Committee approved certain changes to the Company’s internal controls over financial reporting as an additional remedial action.

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

TRIPATH TECHNOLOGY INC.

Date: July 27, 2005

By:	/s/ JEFFREY L. GARON
Jeffrey L. Garon Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Letter dated as of February 15, 2005, from Tripath Technology Inc. to Mr. Jeffrey L. Garon offering him the position of Chief Financial Officer. (incorporated by reference to Exhibit 10.1 of Tripath’s quarterly report on Form 10-Q, filed on May 17, 2005)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.