Form 10-Q
period 2005-06-30
TRIPATH TECHNOLOGY INC
filed 2005-08-09
CIK 1045739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

55,385,202 shares of the Registrant’s common stock were outstanding as of August 5, 2005.

PART I. Financial Information

Item 1. Financial Statements

TRIPATH TECHNOLOGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2005 (Unaudited)	September 30, 2004 Restated (Audited)
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$2,224	$7,339
Accounts receivable, net	972	1,019
Inventories, net	3,672	3,939
Prepaid expenses and other current assets	2,273	212

Total current assets	9,141	12,509

Property and equipment, net	1,053	1,674
Other assets	129	123

Total assets	$10,323	$14,306

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,996	$2,908
Current portion of capital lease obligations	207	664
Current portion of deferred rent	295	266
Accrued expenses	2,901	764
Deferred distributor revenue	1,335	1,075
Warrant liability	503	—

Total current liabilities	7,237	5,677

Long term liabilities	294	571

Commitments and contingencies (see Note 13)

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 55,355,685 and 50,043,158 shares issued and outstanding at June 30, 2005 (unaudited) and September 30, 2004, respectively	55	49
Additional paid-in capital	202,451	199,333
Deferred stock-based compensation	—	(95)
Accumulated deficit	(199,714)	(191,229)

Total stockholders’ equity	2,792	8,058

Total liabilities and stockholders’ equity	$10,323	$14,306

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TRIPATH TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

Unaudited

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004 Restated	2005	2004 Restated
Revenue	$2,886	$2,601	$7,287	$10,000
Cost of revenue	1,314	2,334	3,531	7,476

Gross profit	1,572	267	3,756	2,524

Operating expenses:
Research and development	1,742	1,876	5,605	5,263
Selling, general and administrative	3,866	1,154	7,084	3,505

Total operating expenses	5,608	3,030	12,689	8,768

Loss from operations	(4,036)	(2,763)	(8,933)	(6,244)
Change in fair value on revaluation of warrant liability	213	—	465	—
Interest and other expense, net	(6)	(40)	(17)	(24)

Net loss	$(3,829)	$(2,803)	$(8,485)	$(6,268)

Basic and diluted net loss per share	$(0.07)	$(0.06)	$(0.16)	$(0.13)

Weighted average number of common shares used in computing basic and diluted net loss per share	55,351	45,878	53,646	46,615

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TRIPATH TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Unaudited

	Nine Months Ended June 30,
	2005	2004 Restated
Cash flows from operating activities:
Net loss	$(8,485)	$(6,268)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value on revaluation of warrant liability	(465)	—
Depreciation and amortization	669	839
Deferred Rent	(192)	156
Allowance for doubtful accounts	(50)	—
Provision for slow moving, excess and obsolete inventory	—	498
Stock-based compensation	95	128
Changes in assets and liabilities:
Accounts receivable, net	97	(812)
Inventories, net	267	(5,525)
Prepaid expenses and other assets	(2,067)	(46)
Accounts payable	(912)	1,321
Accrued expenses	2,137	16
Deferred distributor revenue	260	2,728

Net cash used in operating activities	(8,646)	(6,965)

Cash flows from investing activities:
Purchase of property and equipment	(48)	(610)

Net cash used in investing activities	(48)	(610)

Cash flows from financing activities:
Net proceeds from issuance of common stock	4,092	4,320
Principal payments on capital lease obligations	(513)	(348)

Net cash provided by financing activities	3,579	3,972

Net decrease in cash and cash equivalents	(5,115)	(3,603)
Cash, cash equivalents, and restricted cash, beginning of period	7,339	9,088

Cash, cash equivalents, and restricted cash, end of period	$2,224	$5,485

Non-cash financing activity:
Property and equipment acquired by capital lease	$—	$317

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Tripath Technology Inc.

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The unaudited condensed interim consolidated financial statements included herein have been prepared by Tripath Technology Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary to state fairly the Company’s financial position, results of operations and cash flows for the periods presented. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Transition Report on Form 10-K/T/A as restated (refer to Note 16) for the transition period ended September 30, 2004 filed on July 27, 2005. The results of operations for the three and nine months ended June 30, 2005 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year.

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

The Company’s consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred substantial losses and has experienced negative cash flow since inception and has an accumulated deficit of $199.7 million at June 30, 2005.

Beginning in August 2001, the Company instituted programs to reduce expenses including reducing headcount from 144 employees at the end of July 2001 to 66 employees at the end of June 2005 and reducing employees’ salaries by 10%. In September 2002 the Company relocated its headquarters which reduced rent expense and canceled its D&O policy which reduced insurance expense. These actions resulted in significant cost savings in 2003. The Company reduced its cash used in operating activities from approximately $13.0 million in 2002 to approximately $4.1 million in 2003. However, for the nine months ended September 30, 2004, cash used in operating activities increased to $9.1 million. For the nine months ended June 30, 2005, cash used in operating activities was $8.6 million.

During 2004, warrants were exercised which resulted in the Company receiving proceeds totaling approximately $2.3 million. In addition, in August 2004 we raised $5.0 million through financing and in March 2005 we raised $4.0 million through a private placement. At June 30, 2005, the Company had working capital of $1.9 million, including cash of $2.2 million.

The Company is aware that its existing working capital at June 30, 2005 may not be sufficient to meet its operating, working capital, investing and financing requirements for the next twelve months. The Company has not made any adjustment to its consolidated financial statements as a result of the potential outcome of the uncertainty described above.

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

Total potential common stock of 11,666,000 and 10,597,000 shares were not included in the diluted net loss per share calculation for the three and nine month periods ended June 30, 2005, respectively, because to do so would be anti-dilutive. For the three and nine month periods ended June 30, 2004, 8,676,000 and 8,128,000 shares of potential common stock were excluded from the calculation of diluted net loss per share because they were anti-dilutive.

Tripath Technology Inc.

Notes to Condensed Interim Consolidated Financial Statements—(Continued)

(Unaudited)

The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share amounts):

	Three months ended June 30,		Nine months ended June 30,
	2005	2004 Restated	2005	2004 Restated
Numerator:
Net loss	$(3,829)	$(2,803)	$(8,485)	$(6,268)

Denominator:
Weighted average common stock	55,351	45,878	53,646	46,615

Net loss per share:
Basic and diluted	$(0.07)	$(0.06)	$(0.16)	$(0.13)

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

The following table sets forth, for each of the periods presented, the deferred stock-based compensation recorded and the amortization of deferred stock-based compensation (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004
Deferred stock-based compensation	$—	$—	$—	$6
Amortization of deferred stock-based compensation	$14	$41	$95	$128

Unamortized deferred stock-based compensation at June 30, 2005 and September 30, 2004 was $0 and $95,000 respectively.

5. Accounting for stock-based compensation

The Company accounts for its stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income for the periods ended June 30, 2005 and 2004, as all options granted under those plans had an exercise price that was at least equal to the market value of the underlying common stock on the date of grant.

Tripath Technology Inc.

Notes to Condensed Interim Consolidated Financial Statements—(Continued)

(Unaudited)

The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation.

	Three months ended June 30,		Nine months ended June 30,
	2005	2004 Restated	2005	2004
Net loss applicable to common stockholders, as reported	$(3,829)	$(2,803)	$(8,485)	$(6,268)
Total stock-based employee compensation expense included in the net loss, determined under the recognition and measurement principles of APB Opinion No. 25	14	41	95	128
Total stock-based employee compensation expense determined under fair value based method for all awards	(681)	(659)	(2,045)	(1,846)

Pro forma net loss applicable to common stockholders	$(4,496)	$(3,421)	$(10,435)	$(7,986)

Loss per share:
Basic and diluted—as reported	$(0.07)	$(0.06)	$(0.16)	$(0.13)

Basic and diluted—pro forma	$(0.08)	$(0.07)	$(0.19)	$(0.17)

6. Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market funds, the fair value of which approximates cost.

The Company has entered into a Security Agreement to provide collateral for an outstanding standby letter of credit which totaled approximately $160,000 at June 30, 2005. The collateral is considered restricted cash.

7. Concentration of credit risk and significant customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. Substantially all of the Company’s cash and cash equivalents are invested in highly-liquid money market funds with major financial institutions. The Company sells its products through distributors and directly to original equipment manufacturers. The Company performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses, as considered necessary by management. Credit losses to date have been consistent with management’s estimates. During the quarters ended June 30, 2005 and 2004, the Company had minimal bad debts write-offs.

The following table summarizes sales to end customers comprising 10% or more of the Company’s total revenue for the periods indicated:

	% of Revenue for the Three Months Ended June 30,		% of Revenue for the Nine Months Ended June 30,
	2005	2004	2005	2004
Customer A	21%	3%	18%	2%
Customer B	4%	32%	5%	13%
Customer C	1%	12%	—	19%
Customer D	5%	—	8%	24%
Customer E	1%	10%	2%	6%

Tripath Technology Inc.

Notes to Condensed Interim Consolidated Financial Statements—(Continued)

(Unaudited)

The Company’s accounts receivable were concentrated with three customers at June 30, 2005 representing 63%, 13%, and 12% of aggregate gross receivables and with four customers at September 30, 2004 representing 46%, 16%, 9% and 9% of aggregate gross receivables.

8. Inventories

Inventories are stated at the lower of cost or market. This policy requires the Company to make estimates regarding the market value of the Company’s inventory, including an assessment of excess or obsolete inventory. The Company determines excess and obsolete inventory based on an estimate of the future demand and estimated selling prices for the Company’s products within a specified time horizon, generally 12 months. The estimates the Company uses for expected demand are also used for near-term capacity planning and inventory purchasing and are consistent with the Company’s revenue forecasts. Actual demand and market conditions may be different from those projected by the Company’s management. If the Company’s unit demand forecast is less than the Company’s current inventory levels and purchase commitments, during the specified time horizon, or if the estimated selling price is less than the Company’s inventory value, the Company will be required to take additional excess inventory charges or write-downs to the net realizable value which will decrease the Company’s gross margin and net operating results in the future. During the quarter ended March 31, 2002, the Company recorded a provision for slow moving, excess, and obsolete inventory of approximately $5.0 million related to excess inventory for the Company’s TA2022 product as a result of a decrease in forecasted sales for this product. In fiscal 2004, the Company increased the inventory reserves by an additional $4.3 million from $4.9 million to $9.2 million to account for slow moving, excess, and obsolete inventory. The additional inventory charge related to slow-moving and excess inventory for our TA1101B, TA3020, TA2041, TA2022 and leaded TA2024 products, the TK2350, TK2051, TK2150, TK2050 and TK2052 chipsets, and Kauai 2BB and U461 die based on a decline in forecasted sales for these parts. During the quarters ended March 31, 2005 and June 30, 2005, the Company sold inventory for which net amounts of approximately $1.5 million and $1.2 million, respectively of inventory reserves were previously provided.

Inventories, net, are comprised of the following (in thousands):

	June 30, 2005	September 30, 2004 Restated
Raw materials	$7,382	$6,668
Work-in-process	369	847
Finished goods	1,395	4,938
Inventory held by distributors	1,014	685
Less: reserve for slow-moving, excess and obsolete inventory	(6,488)	(9,199)

Total	$3,672	$3,939

9. Accrued Expenses

The Company has accrued approximately $1.8 million related to the legal settlement that was reached on July 11, 2005 (see Note 16). The $1.8 million is comprised of $200,000 for the cash payment that will be made and approximately $1.6 million for the 2,450,000 shares of common stock that will be issued as part of the settlement. The accrual for the issuance of common stock was calculated using $0.65 per share, which was the closing price of the Company’s stock as of June 30, 2005. When the shares of common stock are issued, the liability calculated using the closing price of the common stock at the date of issuance will be reclassified to stockholder’s equity and the corresponding S, G&A expense will be revised accordingly.

10. Warrant liability

On March 3, 2005, the Company completed a private placement which resulted in gross proceeds of $4.4 million. In connection with this private placement the Company sold 4,833,335 shares of common stock at a price of $0.90 per share and issued warrants to purchase up to 966,667 shares of common stock. The warrants have a term of 3.5 years and an exercise price equal to $1.25. Since the warrants are subject to certain registration rights, the Company recorded a warrant liability, totaling $967,000, in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The warrant liability has subsequently been recalculated using the closing price of the Company’s common stock as of June 30, 2005. The registration rights provide for the Company to file with the Securities and Exchange Commission a Registration Statement covering the resale of all of the securities issued in connection

Tripath Technology Inc.

Notes to Condensed Interim Consolidated Financial Statements—(Continued)

(Unaudited)

with the private placement. The Company is subject to certain penalties if the Registration Statement is not declared effective by the stipulated deadline. The Company valued the warrants using the Black-Scholes option pricing model, applying a life of 3.5 years, a risk free interest rate of 4.02%, an expected dividend yield of 0%, a volatility of 154% and a deemed fair value of common stock of $1.17 which was the closing price of the Company’s common stock on March 3, 2005. In accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”, the Company revalued the warrants as of June 30, 2005 using the Black-Scholes option pricing model. Assumptions regarding the life, the expected dividend yield and volatility were left unchanged but the Company did apply a risk free interest rate of 3.72% and a deemed fair value of common stock of $0.65, which was the closing price of the Company’s common stock on June 30, 2005. The difference between the fair value of the warrants as of June 30, 2005 and the previous valuation as of March 31, 2005 has been recorded as a change in fair value on revaluation of warrant liability. Upon the registration statement covering the shares underlying the warrants being declared effective, the fair value of the warrants on that date will be reclassified to equity.

11. Common Stock

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

12. Segment and geographic information

The Company has determined that it has one reportable business segment: the design, license and marketing of integrated circuits.

The following is a geographic breakdown of the Company’s sales by shipping destination for the following periods (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Europe	$366	$430	$1,124	$988
Korea	—	—	275	—
United States	47	263	366	1,015
Japan	1,402	876	3,727	4,913
Taiwan	458	73	617	578
China	270	851	694	992
Hong Kong	14	—	284	1,365
Rest of World	329	108	200	149

	$2,886	$2,601	$7,287	$10,000

Tripath Technology Inc.

Notes to Condensed Interim Consolidated Financial Statements—(Continued)

(Unaudited)

Approximately 98% of the Company’s total revenue for the three months ended June 30, 2005 was derived from sales to end customers based outside the United States versus 90% for the three months ended June 30, 2004.

13. Commitments and contingencies

Lease commitments: The Company leases office space and equipment under non-cancelable operating leases. The Company also has a capital lease for research and development related software and a capital lease for manufacturing test equipment.

The Company’s total commitments on its operating and capital leases and inventory purchases as of June 30, 2005, were as follows (in thousands):

Year ending September 30,	Operating Leases	Capital Leases	Inventory Purchase Commitments
2005	$282	$157	$3,374
2006	1,036	86	—
2007	536	21	—

Total minimum lease payments	$1,854	264	$3,374

Less: amount representing interest		(14)

Present value of minimum lease payments		250
Less: current portion of capital lease obligations		(207)

Long-term capital lease obligations		$43

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

14. Guarantees

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

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors and customers, its sublandlord and (ii) its agreements with investors. Under these provisions the Company has agreed to generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. To date, the Company has not incurred any costs in connection with these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2005.

15. Recent Accounting Pronouncements

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

In December 2004, the FASB revised SFAS No. 123 (“SFAS 123 (R)”). SFAS 123 (R), “Share-Based Payment”, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer an alternative

Tripath Technology Inc.

Notes to Condensed Interim Consolidated Financial Statements—(Continued)

(Unaudited)

to financial statement recognition. SFAS 123 (R) is effective for periods beginning after June 15, 2005. On April 14, 2005, the SEC announced the adoption of a new rule that amended the compliance dates for SFAS 123 (R). Under the new rule, companies are allowed to implement SFAS 123 (R) at the beginning of the next fiscal year, instead of the next reporting period, that begins after June 15, 2005. The Company is required to comply with SFAS 123 (R) beginning with the Company’s fiscal quarter ending December 31, 2005. SFAS 123 (R) provides transition alternatives for public companies to restate prior interim periods or prior years. The Company is still evaluating the transition provisions allowed by SFAS 123 (R).

In March 2005, the SEC released SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 provides the SEC staff’s position regarding the application of SFAS 123 (R) and certain SEC rules and regulations, and also provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company is currently reviewing the effect, if any, that the application of SAB 107 will have on the Company’s financial position and results of operations.

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

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20, and FASB Statement No. 3.” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. The Company does not anticipate that the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

16. Litigation

The Company is a party to lawsuits in the normal course of its business. Litigation in general, and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict. In addition, given the Company’s financial condition and that the Company does not have insurance to offset the cost of litigation, the costs of defending one or more of these lawsuits will likely adversely affect the Company’s financial condition. The Company has no liabilities recorded for pending lawsuits as the Company is unable to estimate these liabilities at this time. The Company accrues legal costs when incurred.

SEC Investigation

On or about November 9, 2004, the U.S. Securities and Exchange Commission (the “SEC”) requested that the Company voluntarily produce documents responsive to certain document requests in the investigation entitled In the Matter of Tripath Technology, Inc. On or about January 25, 2004, February 14, 2005, and February 16, 2005, the SEC made additional documents requests. On or about March 30, 2005, the SEC issued a subpoena to the Company seeking additional documents. The Company has produced documents in response to the SEC’s voluntary requests for documents as well as the subpoena. The Company has cooperated with the SEC in its review of these matters.

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

On July 12, 2005, the Company served a motion to transfer this action from the Southern District of New York to the United States District Court for the Northern District of California on plaintiff. The Company filed this motion with the Court on July 20, 2005. This motion has not yet been fully briefed. On June 29, 2005, the Court entered a stipulation and order extending the time for all defendants to respond to the complaint until August 2, 2005. On July 28, 2005, the Court entered a further stipulation and proposed order extending the time for all defendants to respond to the complaint until 14 days after the Court’s ruling on the motion to transfer or 40 days after all briefing on the motion to transfer is filed, whichever is earlier. A Pre-Trial Conference is scheduled before the Court on August 25, 2005. The Company has not yet responded to the complaint.

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

17. Restatement of Previously Reported Quarterly and Transition Period Financial Information

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

Tripath Technology Inc.

Notes to Condensed Interim Consolidated Financial Statements—(Continued)

(Unaudited)

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

Tripath Technology Inc.

Notes to Condensed Interim Consolidated Financial Statements—(Continued)

(Unaudited)

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

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30, 2004			Additional Restatement Adjustment	Restated Total
	Previously Reported	Initial Restatement Adjustment	Restated Total Previously Reported
Revenue	$4,407	$(1,370)	$3,037	$(436)	$2,601
Cost of revenue	3,222	(607)	2,615	(281)	2,334

Gross profit (loss)	1,185	763	422	(155)	267

Operating expenses:
Research and development	1,876	—	1,876	—	1,876
Selling, general and administrative	1,154	—	1,154	—	1,154

Total operating expenses	3,030	—	3,030	—	3,030

Loss from operations	(1,845)	763	(2,608)	(155)	(2,763)
Interest and other income (expense), net	(40)	—	(40)	—	(40)

Net loss	$(1,885)	$763	$(2,648)	$(155)	$(2,803)

Basic and diluted net loss per share	$(0.04)		$(0.06)		$(0.06)

Number of shares used to compute basic and diluted net loss per share	45,878		45,878		45,878

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

18. Subsequent Event

On August 4, 2005 the Company entered into a credit agreement with a financial institution for a one-year credit facility. The agreement provides advances against up to $6 million of eligible receivables at a 60% advance rate, such that the aggregate principal amount of the advances outstanding at any time may not exceed $3.6 million. Borrowings under the agreement are secured by the Company’s personal and intellectual property and will bear interest at 12% per annum. The credit agreement contains a covenant that requires an infusion of subordinated debt or equity into the Company in an amount no less than $4 million on or before March 1, 2006 and an additional $3 million on or before June 1, 2006. The Company has not drawn down any amount from the available credit facility.

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

Inventories: Inventories are stated at the lower of cost or market. This policy requires us to make estimates regarding the market value of our inventory, including an assessment of excess or obsolete inventory. We determine excess and obsolete inventory based on an estimate of the future demand and estimated selling prices for our products within a specified time horizon, generally 12 months. The estimates we use for expected demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. Actual demand and market conditions may be different from those projected by our management. If our unit demand forecast is less than our current inventory levels and purchase commitments, during the specified time horizon, or if the estimated selling price is less than our inventory value, we will be required to take additional excess inventory charges or write-downs to the net realizable value which will decrease our gross margin and net operating results in the future. During the quarter ended March 31, 2002, we recorded a provision for excess inventory of approximately $5.0 million related to excess inventory for our TA2022 product as a result of a decrease in forecasted sales for this product. In 2004, we increased the inventory reserves by an additional $4.3 million, from $4.9 million to $9.2 million, to account for slow moving, excess, and obsolete inventory. During the quarters ended March 31, 2005 and June 30, 2005, we released net amounts of approximately $1.5 million and $1.2 million of inventory reserves respectively, which reduced inventory reserves at June 30, 2005 to $6.5 million.

Results of Operations

Three months ended June 30, 2005 and 2004 (restated)

Revenue. Revenue for the three months ended June 30 , 2005 was $ 2.9 million, an increase of $0.3 million or 12% from revenues of $2.6 million for the three months ended June 30, 2004. The increase in revenue resulted primarily from an increase in sales of our TA2024 product of approximately $1.2 million partially offset by a decrease in sales of our TLD4012 product of approximately $0.7 million.

Sales to Sharp accounted for approximately 21% of revenue in the three months ended June 30, 2005 and 3% in the corresponding prior year quarter. Sales to our five largest customers represented approximately 48% of revenue in the three months ended June 30, 2005 and 64% of revenue in the three months ended June 30, 2004.

Gross Profit. Gross profit for the three months ended June 30, 2005 was $1.6 million or 54%, compared with a gross profit of $267,000 or 10% for the three months ended June 30, 2004. The increase in the gross profit for the three months ended June 30, 2005 reflects the sale of inventory that was previously written down to its estimated net realizable value. This contributed $1.2 million to gross profit for the three months ended June 30, 2005. Excluding this effect, the gross profit margin would have been 11%. The lower gross margin was primarily due to lower average selling prices.

Research and Development. Research and development expenses for the three months ended June 30, 2005 were $1.7 million, a decrease of $0.2 million from $1.9 million for the three months ended June 30, 2004. The decrease in R&D expenses was primarily due to lower projected related expenses. We anticipate that our R&D expenses may increase in future periods.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2005 were $3.9 million, an increase of approximately $2.7 million from $1.2 million for the three months ended March 31, 2004. This increase in selling, general and administrative expenses was primarily due to a legal settlement of approximately $1.8 million, higher litigation costs of approximately $0.7 million and higher accounting fees of $125,000. We anticipate that our S,G&A expenses will fluctuate with the amount of legal and accounting activity associated with pending litigation.

Change in fair value on revaluation of warrant liability. The change in fair value on revaluation of warrant liability represents the difference between the fair value of the warrants on March 31, 2005 and the fair value of those same warrants on June 30, 2005.

The change in fair value on revaluation of warrant liability was $0.2 million for the three months ended June 30, 2005 compared to $0.0 for the three months ended June 30, 2004 since no warrants were issued during that period.

Nine months ended June 30, 2005 and 2004 (restated)

Revenue. Revenue for the nine months ended June 30, 2005 was $7.3 million, a decrease of $2.7 million or 27% from revenues of $10.0 million for the nine months ended June 30, 2004. The decrease in revenue resulted primarily from a decrease in unit sales, coupled with lower average selling prices, of our TA2020 and TLD4012 products of approximately $1.7 million and $1.0 million, respectively. Of the $7.3 million revenue for the nine months ended June 30, 2005, approximately $1.4 million was from revenue previously deferred from the transaction which resulted in the restatement of our financial results for the quarter ended June 30, 2004. Excluding the restatement related revenues, net revenue for the nine months ended June 30, 2005 was approximately $5.9 million, a decrease of $4.1 million or 41% from revenues of $10 million for the nine months ended June 30, 2004.

Sales to Sharp accounted for approximately 18% of revenue in the nine months ended June 30, 2005 and 2% in the corresponding nine month period. Sales to our five largest customers represented approximately 46% of revenue in the nine months ended June 30, 2005 and 65% of revenue in the nine months ended June 30, 2004.

Gross Profit. Gross profit for the nine months ended June 30, 2005 was $3.8 million or 52%, compared with a gross profit of $2.5 million or 25% for the nine months ended June 30, 2004. The higher gross margin is primarily attributable to the sale of inventory that was previously written down to its estimated net realizable value. This contributed $2.7 million to gross profit for the nine months ended June 30, 2005. Excluding this effect, the gross profit margin would have been 14% as compared to 25% for the comparable prior period. The decrease in the gross margin was primarily due to a decrease in average selling prices.

Research and Development. Research and development expenses for the nine months ended June 30, 2005 were $5.6 million, an increase of $0.3 million from $5.3 million for the nine months ended June 30, 2004. The increase in R&D expenses was primarily due to an increase in headcount and related personnel costs. We anticipate that our R&D expenses may continue to increase in future periods.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended June 30, 2005 were $7.1 million, an increase of approximately $3.6 million from $3.5 million for the nine months ended June 30, 2004. This increase in selling, general and administrative expenses was primarily due to a legal settlement of approximately $1.8 million, higher litigation costs of approximately $1.4 million and higher accounting fees of $327,000. We anticipate that our S,G&A expenses will fluctuate with the amount of legal and accounting activity associated with pending litigation.

Change in fair value on revaluation of warrant liability. The change in fair value on revaluation of warrant liability represents the difference between the fair value of the warrants on the closing date, March 3, 2005, of the private placement in connection with which those warrants were issued and the fair value of those same warrants on June 30, 2005. The change in fair value on revaluation of warrant liability was $0.5 million for the nine months ended June 30, 2005 compared to $0.0 for the nine months ended June 30, 2004 since no warrants were issued during that period.

Liquidity and Capital Resources

Since our inception, we have financed our operations through the private sale of our equity securities, primarily the sale of preferred stock, through our initial public offering on August 1, 2000, through a private placement in January 2002, a financing in August 2004 and a private placement in March 2005. The January 2002 private placement and the March 2005 private placement included warrants whereas no warrants were issued in connection with the August 2004 financing. Net proceeds to us as a result of our initial public offering, our 2002 private placement, our 2004 financing, and our 2005 private placement were approximately $45.4 million, $19.9 million, $5.0 million, and $4.0 million respectively. In addition, we received $5.4 million from the exercise of warrants issued in connection with the 2002 private placement.

Net cash used in operating activities increased to $8.6 million for the nine months ended June 30, 2005 from $7.0 million for the nine months ended June 30, 2004. The increase was mainly due to an increase in the net loss of approximately $1.2 million.

Cash used in investing activities was $48,000 for the nine months ended June 30, 2005 compared to $610,000 for the nine months ended June 30, 2004. The decrease was due to a decrease in purchases of property and equipment.

Cash provided by financing activities was $3.6 million for the nine months ended June 30, 2005 compared to $4.0 million for the nine months ended June 30, 2004. The positive cash flows from financing activities in 2004 and 2005 were primarily due to the proceeds received from the sale of equity securities of the Company to investors in a registered transaction in 2004 and in a private placement in 2005, as further described below. In 2004, we received proceeds of approximately $2.3 million from the exercise of warrants.

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

Our total commitments on our operating and capital leases and inventory purchases as of June 30, 2005, were as follows (in thousands):

Year ending September 30,	Operating Leases	Capital Leases	Inventory Purchase Commitments	Totals
2005	$282	$157	$3,374	$3,813
2006	1,036	86	—	1,122
2007	536	21	—	557

Total minimum lease payments	$1,854	264	$3,374	$5,492

Less: amount representing interest		(14)

Present value of minimum lease payments		250
Less: current portion of capital lease obligations		(207)

Long-term capital lease obligations		$43

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

We have incurred substantial losses and have experienced negative cash flow since inception and have an accumulated deficit of $199.7 million at June 30, 2005. Beginning in August 2001, we instituted programs to reduce expenses including reducing headcount from 144 employees at the end of July 2001 to 56 employees at the end of December 2003 and reducing employees salaries by 10%. In September 2002 we relocated our headquarters which reduced rent expense and canceled our Directors and Officers Liability Insurance policy which reduced insurance expense. These actions resulted in significant cost savings in 2003. We reduced our cash used in operating activities from approximately $13.0 million in 2002 to approximately $4.1 million in 2003. However, for the nine month transition period ended September 30, 2004, cash used in operating activities increased to $9.1 million and for the nine months ended June 30, 2005, cash used in operating activities was $8.6 million.

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

During fiscal 2004, warrants were exercised which resulted in us receiving proceeds totaling approximately $2.3 million. In addition, in August 2004 we raised $5.0 million through a financing and in March 2005 we completed a private placement of common stock and common stock purchase warrants that resulted in gross proceeds of approximately $4.4 million. At June 30, 2005, we had working capital of $1.9 million, including cash of $2.2 million.

We will need to raise additional funds to finance our activities through public or private equity or debt financings, the formation of strategic partnerships or alliances with other companies or through bank borrowings with existing or new banks. We may not be able to obtain additional funds on terms that would be favorable to our stockholders and us, or at all. In such instance, we will take measures to reduce our operating expenses, such as reducing headcount or canceling selected research and development projects. Additionally, pursuant to the terms of a private placement transaction under which we sold 4,833,335 shares of our common stock in March 2005 (the “Private Placement”), we are prohibited from filing additional registration statements until 60 days after the registration statement covering the resale of the shares issued in the Private Placement (Registration No. 333-123551) (the “Registration Statement”) is declared effective, except Form S-8 registration statements in connection with employee stock benefit plans, upon exercise or conversion of outstanding securities and pursuant to acquisitions or other strategic transactions that are not primarily for the purpose of raising additional capital. We are also subject to certain cash penalties payable to the selling stockholders that purchased shares in the Private Placement under certain circumstances relating to the timely filing, effectiveness and maintenance of effectiveness of the Registration Statement. Our future is dependent upon obtaining sufficient financing as needed to fund current working capital needs and future growth, and ultimately on achieving profitability. We have taken a two-pronged approach to reach these goals. First we intend to engage in an equity or debt financing within the next few months and we are reducing inventory levels and creating what we believe to be sustainable unit volume increases with many of our customers which should allow us to increase revenues and reduce manufacturing costs. We cannot be certain that any such financing will be available on acceptable terms or at all. We cannot assure that the unit volume increase with our customers will in fact be sustainable or that our revenue will increase or our manufacturing costs will decrease.

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

In March 2005, the SEC released SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 provides the SEC staff’s position regarding the application of SFAS 123 (R) and certain SEC rules and regulations, and also provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. We are currently reviewing the effect, if any, that the application of SAB 107 will have on our financial position and results of operations.

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

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20, and FASB Statement No. 3.” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

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

We incurred net losses of approximately $8.5 million for the nine months ended June 30, 2005, $11.6 million for the nine months ended September 30, 2004 and $7.2 million for the twelve months ended December 31, 2003. Because we have had losses, we have funded our operating activities to date from the sale of securities, including our most recent financings in March 2005, August 2004 and January 2002 as well as from the proceeds from the related exercise of warrants issued in connection with the 2002 financing. However, to grow our business significantly and to fund additional losses, we will need additional capital. We cannot be certain that any such financing will be available on acceptable terms, or at all. Moreover, additional equity financing, if available, would likely be dilutive to the holders of our common stock, and debt financing, if available, would likely involve restrictive covenants. In addition, pursuant to the terms of the March 2005 private transaction under which we sold shares offered to the selling stockholders, we are prohibited from issuing additional securities until 60 days after the registration statement is declared effective, except pursuant to employee stock benefit plans, upon exercise or conversion of outstanding securities and pursuant to acquisitions or other strategic transactions that are not primarily for the purpose of raising additional capital. We can provide no assurance as to when this registration statement will be declared effective. We are also subject to certain cash penalties payable to the selling stockholders under certain circumstances relating to the timely filing, effectiveness and maintenance of effectiveness of the registration statement. If we cannot raise sufficient additional capital, it would adversely affect our ability to achieve our business objectives and to continue as a going concern.

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

As of June 30, 2005, we had an accumulated deficit of $199.7 million. We incurred net losses of approximately $8.5 million for the nine months ended June 30, 2005, $11.7 million for the nine months ended September 30, 2004 and $7.2 million for the twelve months ended December 31, 2003. We may continue to incur net losses and these losses may be substantial. Furthermore, we may continue to generate significant negative cash flow in the future. We will need to generate substantially higher revenue to achieve and sustain profitability and positive cash flow. Our ability to generate future revenue and achieve profitability will depend on a number of factors, many of which are described throughout this section. If we are unable to achieve or maintain profitability, we will be unable to build a sustainable business. In this event, our share price and the value of your investment would likely decline and we might be unable to continue as a going concern.

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

A relatively small number of customers have accounted for most of our revenues to date. Any reduction or delay in sales of our products to one or more of these key customers could seriously reduce our sales volume and revenue and adversely affect our operating results. Our top five end customers accounted for 46% of revenue in the nine month period ended June 30, 2005, 65% of revenue in the transition period ended September 30, 2004 and 68% of revenue in 2003. Our primary customers in the nine months ended June 30, 2005 were Sharp, Kyoshin Technosonic Co., Ltd. (“KTS”) and Beko representing 18%, 8% and 8% respectively of our revenue. Our primary end customers in the transition period ended September 30, 2004 were KTS, Alcatel and Samsung representing 28%, 19% and 9% of revenue, respectively. In 2003, our primary end customers were KTS, Samsung and Apple representing 24%, 18% and 15% of revenue, respectively. We expect that we will continue to rely on the success of our largest customers and on our success in selling our existing and future products to those customers in significant quantities. In addition, approximately 53% of our revenue both in the nine month period ended June 30, 2005 and transition period ended September 30, 2004, were from our largest distributor, Macnica. We cannot be sure that we will retain our largest customers (whether from inside sales or through our distributors) or that we will be able to obtain additional key customers or replace key customers we may lose or who may reduce their purchases.

We currently rely on sales of one product for a significant portion of our revenue, and the failure of this product to be successful in the future could substantially reduce our sales.

We currently rely on sales of our TA2024 digital audio amplifier product to generate a significant portion of our revenue. Sales of this product amounted to 56% of our revenue for the nine months ended June 30, 2005, 35% of our revenue for the nine months ended September 30, 2004, and 39% of our revenue for the twelve months ended December 31, 2003. We have developed additional products and plan to introduce more products in the future, but there can be no assurance that these products will be commercially successful. Consequently, if our existing products are not successful, our sales could decline substantially.

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

We currently obtain almost all of our manufacturing, assembly and test services from suppliers located outside the United States and may expand our manufacturing activities abroad. Approximately 95% and 94%, respectively, of our total revenue for the nine months ended June 30, 2005 and for the nine months ended September 30, 2004, was derived from sales to end customers based outside the United States. In 2003, 88% of our total revenue was derived from sales to end customers based outside of the United States. In addition, we often ship products to our domestic customers’ international manufacturing divisions and subcontractors.

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

Our business depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws to protect our proprietary technologies. We cannot be sure that such measures will provide meaningful protection for our proprietary technologies and processes. As of June 30, 2005, we had 38 issued United States patents, and 10 additional United States patent applications which are pending. In addition, we had 17 international patents issued and an additional 26 international patents pending. We cannot be sure that any patent will issue as a result of these applications or future applications or, if issued, that any claims allowed will be sufficient to protect our technology. In addition, we cannot be sure that any existing or future patents will not be challenged, invalidated or circumvented, or that any right granted thereunder would provide us meaningful protection. The failure of any patents to provide protection to our technology would make it easier for our competitors to offer similar products. In connection with our participation in the development of various industry standards, we may be required to agree to license certain of our patents to other parties, including our competitors, that develop products based upon the adopted standards.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk of loss. Some of the securities that we may acquire in the future may be subject to market risk for changes in interest rates. To mitigate this risk, we plan to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, which may include commercial paper, money market funds, government and non-government debt securities. We manage the sensitivity of our results of operations to these risks by maintaining a conservative portfolio, which is comprised solely of highly-rated, short-term investments. We do not hold or issue derivative, derivative commodity instruments or other financial instruments for trading purposes. Currently we are exposed to minimal market risks. Due to the short-term and liquid nature of our portfolio, if interest rates were to fluctuate by 10% from rates at June 30, 2005 and September 30, 2004, our financial position and results of operations would not be materially affected.

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

As previously disclosed in our current report on Form 8-K dated October 18, 2004 and filed on October 22, 2004, in October 2004, our former independent registered public accountants, BDO Seidman LLP (“BDO”) provided our Audit Committee with a letter citing what BDO asserted are two “material weaknesses” over our internal financial controls: one regarding the lack of effectiveness of our Audit Committee and the other regarding the lack of controls in place to estimate distributor returns in accordance with SFAS No. 48. In response to this letter, we added an additional independent member to its Board of Directors and Audit Committee who the Board of Directors determined was an Audit Committee Financial Expert, as such term is defined under rules promulgated by the Securities and Exchange Commission. We believe that there is no material weakness regarding the effectiveness of its Audit Committee following the appointment of such new member. In addition, the Audit Committee instructed our Chief Financial Officer to conduct an internal investigation as to the verbal concerns raised by BDO regarding the appropriate accounting for approximately $1.3 million of product that, upon our inquiries, one of our distributors, Macnica, reported had been returned to Macnica by Macnica’s customers. The audit committee investigation and discussion that was conducted included a review of the Company’s compliance with Securities and Exchange Commission Staff Accounting Bulleting No. 104 “Revenue Recognition in Financial Statements” (“SAB 104”) as applied to the circumstances surrounding the Product Returns (as defined above in Note 16 to the condensed interim consolidated financial statements, “Restatement of Previously Reported Quarterly and Transition Period Financial Information”). Under SAB 104, a requirement for revenue recognition is that all of the following criteria must be met: (1) there is persuasive evidence that an arrangement exists, (2) delivery of goods has occurred, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured. In addition, pursuant to the Company’s revenue recognition policy, for sales to distributors, the Company defers recognition of revenue until such time that the distributor sells products to its customers based upon receipt of point-of-sales reports from the distributor. In limited circumstances, revenue may be recognized when sold to a distributor if the distributor acknowledges in writing that there is no right of return and such sale also otherwise meets the SAB 104 requirements. The internal investigation revealed that approximately $1.4 million of a sale of the Company’s product to Macnica did not meet the foregoing criteria because a former employee of the Company had agreed that Macnica would return the product at Macnica’s discretion, which forms the basis of the Restatement. This formeremployee had on this occasion agreed to a term of sale that was outside of the Company’s standard practices and was not referenced in the documentation related to the sale submitted to the Company’s finance department. Given the discovery of this arrangement for Macnica to return the product, the Audit committee concluded on January 25, 2005 that the Company should restate certain financial information that was previously reported in the Company’s Form 10-Q for the quarter ended June 30, 2004 filed with the Securities and Exchange Commission on August 6, 2004 (the “Initial Restatement”). Following further investigation, the Audit Committee concluded on May 5, 2005 that the Company should restate the financial statements (the “Additional Restatement”) that were previously included in its Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2004, June 30, 2004, and December 31, 2004 as well as the financial statements for the nine-month transition period ended September 30, 2004 previously included in its Transition Report on Form 10-K/T. For more information regarding the Initial Restatement and the Additional Restatement, please see Note 16 to our condensed interim consolidated financial statements, “Restatement of Previously Reported Quarterly and Transition Period Financial Information” included elsewhere in this Form 10-Q/A. In addition, the Audit Committee approved certain changes to the Company’s internal controls over financial reporting as an additional remedial action.

Changes in Internal Control Over Financial Reporting.

During the period covered by this Quarterly Report on Form 10-Q, we implemented a requirement that the point-of-sale reports from our distributors, which are used as part of our revenue recognition policies and indicate shipment by the distributor of our products, include attestation that there are no arrangements related to rights of return, pricing, discounting, or other marketing concessions that are not contained in the operative sales agreement or related purchase order for the sale transaction and that there is a corresponding valid purchase order from the end customer for the sale of the product that is the subject of the point-of-sale report. In addition, before sales from distributors are recognized, the distributor certifies to us that the final sales agreement and/or invoice include all of the terms related to the sale and return of our products and that copies of such agreements and/or invoices are delivered to us at the same time as the order confirmation.

Conclusions

Based upon the evaluation of the effectiveness of our disclosure controls and procedures, our CEO and CFO have concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be included in our Exchange Act reports, including this Quarterly Report on Form 10-Q is made known to management, including the CEO and CFO, on a timely basis. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2005, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SEC Investigation

On or about November 9, 2004, the U.S. Securities and Exchange Commission ( the “SEC”) requested that we voluntarily produce documents responsive to certain document requests in the investigation entitled In the Matter of Tripath Technology, Inc. On or about January 25, 2004, February 14, 2005, and February 16, 2005, the SEC made additional documents requests. On or about March 30, 2005, the SEC issued a subpoena to us seeking additional documents. We have produced documents and are continuing to produce documents in response to the SEC’s voluntary requests for documents as well as the subpoena. We have cooperated with the SEC in its review of these matters.

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

On July 12, 2005, the Company served a motion to transfer this action from the Southern District of New York to the United States District Court for the Northern District of California on plaintiff. The Company filed this motion with the Court on July 20, 2005. This motion has not yet been fully briefed. On June 29, 2005, the Court entered a stipulation and order extending the time for all defendants to respond to the complaint until August 2, 2005. On July 28, 2005 the Court entered a further stipulation and proposed order extending the time for all defendants to respond to the complaint until 14 days after the Court’s ruling on the motion to transfer or 40 days after all briefing on the motion to transfer is filed, whichever is earlier. A Pre-Trial Conference is scheduled before the Court on August 25, 2005. The Company has not yet responded to the complaint.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.

TRIPATH TECHNOLOGY INC.

Date: August 9, 2005

By:	/s/ JEFFREY L. GARON
Jeffrey L. Garon Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Business Financing Agreement, dated August 4, 2005, by and between Bridge Bank, National Association and Tripath Technology Inc.

10.2	Intellectual Property Security Agreement, dated August 4, 2005, by and between Bridge Bank, National Association and Tripath Technology Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.