Form 10-Q/A
period 2005-06-30
TRIPATH TECHNOLOGY INC
filed 2005-09-12
CIK 1045739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No.1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

55,410,722 shares of the Registrant’s common stock were outstanding as of September 9, 2005.

EXPLANATORY NOTE

This Form 10-Q/A (“Form 10-Q/A”) is being filed as Amendment No. 1 to our Report on Form 10-Q for the quarter ended June 30, 2005, which was filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2005 (the “Original Filing”). We are filing this Amendment No. 1 to reflect comments received from the SEC on our currently pending Registration Statement on Form S-1 (Registration No. 333-123551), to update the descriptions of certain legal proceedings in which we are involved, and to reflect the transfer of the listing of our Common Stock from the Nasdaq National Market to the Nasdaq SmallCap Market.

This Form 10-Q/A amends and restates “Item 1. Financial Statements” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I of the Original Filing and “Item 1. Legal Proceedings” of Part II of the Original Filing as a result of, and to reflect, the comments received from the SEC, to update the descriptions of certain legal proceedings in which we are involved, and to reflect the transfer of the listing of our Common Stock.

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

8. Inventories

Inventories are stated at the lower of cost or market. This policy requires the Company to make estimates regarding the market value of the Company’s inventory, including an assessment of excess or obsolete inventory. The Company determines excess and obsolete inventory based on an estimate of the future demand and estimated selling prices for the Company’s products within a specified time horizon, generally 12 months. The estimates the Company uses for expected demand are also used for near-term capacity planning and inventory purchasing and are consistent with the Company’s revenue forecasts. Actual demand and market conditions may be different from those projected by the Company’s management. If the Company’s unit demand forecast is less than the Company’s current inventory levels and purchase commitments, during the specified time horizon, or if the estimated selling price is less than the Company’s inventory value, the Company will be required to take additional excess inventory charges or write-downs to the net realizable value which will decrease the Company’s gross margin and net operating results in the future. During the quarter ended March 31, 2002, the Company recorded a provision for slow moving, excess, and obsolete inventory of approximately $5.0 million related to excess inventory for the Company’s TA2022 product as a result of a decrease in forecasted sales for this product. In fiscal 2004, the Company increased the inventory reserves by an additional $4.3 million from $4.9 million to $9.2 million to account for slow moving, excess, and obsolete inventory. The additional inventory charge related to slow moving and excess inventory for our TA1101B, TA3020, TA2041, TA2022 and leaded TA2024 products, the TK2350, TK2051, TK2150, TK2050 and TK2052 chipsets, and Kauai 2BB and U461 die based on a decline in forecasted sales for these parts. During the quarters ended March 31, 2005 and June 30, 2005, the Company sold inventory for which net amounts of approximately $1.5 million and $1.2 million, respectively of inventory reserves were previously provided.

Inventories, net, are comprised of the following (in thousands):

	June 30, 2005	September 30, 2004 Restated
Raw materials	$7,382	$6,668
Work-in-process	369	847
Finished goods	1,395	4,938
Inventory held by distributors	1,014	685
Less: reserve for slow moving, excess and obsolete inventory	(6,488)	(9,199)

Total	$3,672	$3,939

9. Accrued Expenses

The Company has accrued approximately $1.8 million related to the legal settlement that was reached on July 11, 2005 (see Note 16). The $1.8 million is comprised of $200,000 for the cash payment that will be made and approximately $1.6 million for the 2,450,000 shares of common stock that will be issued as part of the settlement. The accrual for the issuance of common stock was calculated using $0.65 per share, which was the closing price of the Company’s stock as of June 30, 2005. When the shares of common stock are issued, the liability calculated using the closing price of the common stock at the date of issuance will be reclassified to stockholder’s equity and the corresponding S,G&A expense will be revised accordingly.

Tripath Technology Inc.

Notes to Condensed Interim Consolidated Financial Statements—(Continued)

(Unaudited)

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

Contingencies: From time to time, in the normal course of business, various claims could be made against the Company, its directors or officers. The Company has agreed to indemnify its officers and directors with respect to such claims, except in limited circumstances. At June 30, 2005, other than the $1.8 million that was accrued for the legal settlement that was reached on July 11, 2005 (see Notes 9 and 16), the Company had no liabilities recorded for such claims as the Company is unable to estimate the liabilities at this time. For more information regarding the Company’s indemnification obligations and pending litigation, please see Note 16 below.

Tripath Technology Inc.

Notes to Condensed Interim Consolidated Financial Statements—(Continued)

(Unaudited)

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

Pursuant to its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The Company is likely to incur costs in connection with these indemnification agreements as a result of the recent litigation. However, other than the $1.8 million that was accrued for the legal settlement that was reached on July 11, 2005 (see Notes 9 and 16), the Company has no liabilities recorded for these agreements as of June 30, 2005 as the Company is unable to estimate these liabilities at this time. During the quarter ended December 31, 2004 the Company obtained a new Directors and Officers (“D&O”) Liability Insurance policy. However, this new D&O policy does not cover the lawsuits described in Note 15 although the claims involved in these lawsuits may be covered by the aforementioned indemnification agreements.

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

Tripath Technology Inc.

Notes to Condensed Interim Consolidated Financial Statements—(Continued)

(Unaudited)

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

Tripath Technology Inc.

Notes to Condensed Interim Consolidated Financial Statements—(Continued)

(Unaudited)

16. Litigation

The Company is a party to lawsuits in the normal course of its business. Litigation in general, and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict. In addition, given the Company’s financial condition and that the Company does not have insurance to offset the cost of litigation, the costs of defending one or more of these lawsuits will likely adversely affect the Company’s financial condition. Other than the $1.8 million that was accrued for the legal settlement that was reached on July 11, 2005 (see Note 9), the Company has no liabilities recorded for pending lawsuits as the Company is unable to estimate these liabilities at this time. The Company accrues legal costs when incurred.

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

Federal Securities Class Actions

Beginning on November 4, 2004, plaintiffs filed four separate complaints purporting to be class actions in the United States District Court for the Northern District of California alleging that the Company and certain of its officers and/or directors, Dr. Adya S. Tripathi, David Eichler and Graham Wright, violated Sections 10(b) and 20(a) of the Exchange Act. Plaintiffs purport to represent a putative class of shareholders who purchased or otherwise acquired Tripath securities between January 29, 2004 and October 22, 2004. The complaints contain varying allegations, including that the Company and the individual defendants made materially false and misleading statements with respect to its financial results and with respect to the Company’s business, prospects and operations in the Company’s filings with the SEC, press releases and other disclosures. The complaints seek unspecified compensatory damages, attorneys’ fees, expert witness fees, costs and such other relief as may be awarded by the Court.

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

Plaintiff has filed a motion for preliminary approval of the stipulation which is scheduled to be heard by the Court on October 25, 2005.

Derivative Shareholder Litigation

On December 7, 2004, plaintiff Mildred Lyon filed a purported derivative action in Santa Clara Superior Court against the Company and the following present or former officers and/or directors of the Company, Dr. Adya S. Tripathi, David P. Eichler, Graham K. Wright, A.K. Acharya, Andy Jasuja and Y.S. Fu. This complaint appears to be based upon the same facts and circumstances as the federal class actions and makes the following claims: violation of Section 25402 of the California Corporations Code, breach of fiduciary duty and misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. On this basis, the complaint seeks unspecified compensatory damages, treble damages under Section 25502.5(a) of the California Corporations Code, extraordinary equitable and/or injunctive relief, restitution and disgorgement, attorneys’ fees, expert witness fees, costs, and such other relief as may be ordered by the Court.

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

On April 4, 2005, the Court ordered that all deadlines shall be stayed for Defendants filing any motions to quash and/or dismiss for lack of personal jurisdictions, or otherwise respond to the Complaint, until such date as the parties mutually designate to the Court for the Court’s approval. A Case Management Conference is scheduled for October 18, 2005 before the Court.

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

Tripath Technology Inc.

Notes to Condensed Interim Consolidated Financial Statements—(Continued)

(Unaudited)

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

On July 12, 2005, the Company served a motion to transfer this action from the Southern District of New York to the United States District Court for the Northern District of California on plaintiff. The Company filed this motion with the Court on July 20, 2005. This motion has not yet been fully briefed but is scheduled to be heard by the Court on September 27, 2005.

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

Tripath Technology Inc.

Notes to Condensed Interim Consolidated Financial Statements—(Continued)

(Unaudited)

The Audit Committee investigation and discussion included a review of the Company’s compliance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements (“SAB 104”) as applied to the circumstances surrounding the Product Return. Under SAB 104, a requirement for revenue recognition is that all of the following criteria must be met: (1) there is persuasive evidence that an arrangement exists, (2) delivery of goods has occurred, (3) the sales price is fixed or determinable, and (4) collectibility is reasonably assured. In addition, pursuant to the Company’s revenue recognition policy, for sales to distributors, the Company defers recognition of revenue until such time that the distributor sells products to its customers based upon receipt of point-of-sales reports from the Distributor. The internal investigation revealed that approximately $1.4 million of a sale of the Company’s product to the Distributor did not meet the foregoing criteria because a former employee of the Company had agreed that the Distributor could return the product at the Distributor’s discretion, which forms the basis of the Restatement. This former employee had on this occasion agreed to a term of sale that was outside of the Company’s standard practices and was not referenced in the documentation related to the sale submitted to the Company’s finance department. Given the discovery of this arrangement for the Distributor to return the product, the Audit Committee concluded on January 25, 2005 that the Company should restate certain financial information that was previously reported in the Company’s Form 10-Q for the quarter ended June 30, 2004 filed with the Securities and Exchange Commission on August 6, 2004 (the “Restatement”). For more information regarding the Restatement, please see Note 9 to the Company’s consolidated financial statements, “Supplementary Financial Information” in the Company’s Transition Report on Form 10-K/T filed with the Securities and Exchange Commission on February 3, 2005. In addition, the Audit Committee approved certain changes to the Company’s internal controls over financial reporting as an additional remedial action in response to the report of the litigation counsel and its forensic accountant and to the report by the Company’s Chief Financial Officer. For more information regarding these changes, please see Item 9A, “Controls and Procedures.”

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

Tripath Technology Inc.

Notes to Condensed Interim Consolidated Financial Statements—(Continued)

(Unaudited)

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

Tripath Technology Inc.

Notes to Condensed Interim Consolidated Financial Statements—(Continued)

(Unaudited)

CONSOLIDATED BALANCE SHEET

(in thousands)

The following table provides a reconciliation of amounts previously reported in the Company’s Transition Report on Form 10-K/T for the nine months ended September 30, 2004 with amounts previously adjusted for the restatement as a result of the Audit Committee’s Investigation.

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

18. Subsequent Event

On August 4, 2005, the Company entered into a credit agreement with a financial institution for a one-year credit facility. The agreement provides advances up to $6 million of eligible securities at a 60% advance rate, such that the aggregate principal amount of the advances outstanding at any time may not exceed $3.6 million. Borrowings under the agreement are secured by substantially all of the Company’s personal and intellectual property and will bear interest at 12% per annum. The credit arrangement contains covenants that require an infusion of subordinated debt or equity into the Company in an amount no less than $4 million on or before March 1, 2006 and an additional $3 million on or before June 1, 2006. Failure to perform either of these covenants would be an event of default under the credit arrangement. The credit arrangement contains various other covenants binding upon the Company, including covenants restricting the ability of the Company to incur indebtedness and grant liens on its assets, as well as monthly and quarterly financial reporting requirements. The Company has not drawn down any amount from the available credit facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to us that are based on the beliefs of our management as well as assumptions made by and information currently available to our management. In addition, when used in this report, the words “likely,” “will,” “suggests,” “target,” “may,” “would,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict,” and similar expressions and their variants, as they relate to us or our management, may identify forward looking statements. Such statements reflect our judgment as of the date of this quarterly report on Form 10-Q/A with respect to future events, the outcome of which are subject to certain known and unknown risks and uncertainties, including the factors discussed under the caption “Risk Factors,” and those discussed elsewhere in this quarterly report on Form 10-Q/A, which may have a significant impact on our business, operating results or financial condition. Investors are cautioned that these forward looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. Although we believe that the expectations reflected in these forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. All forward looking statements included in this report are based on information available to us as of the date of this report. We undertake no obligation to update or revise any forward looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law.

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

Gross Profit. Gross profit for the three months ended June 30, 2005 was $1.6 million or 54%, compared with a gross profit of $267,000 or 10% for the three months ended June 30, 2004. The increase in the gross profit for the three months ended June 30, 2005 reflects the sale of inventory that was previously written down to its estimated net realizable value. This contributed $1.2 million to gross profit for the three months ended June 30, 2005. Excluding this effect, the gross profit margin would have been 11% for the three months ended June 30, 2005, reflecting primarily a decrease in average selling prices.

Inventory is reviewed and valued based on a lower of cost or market analysis. The inventory reserve at September 30, 2004 included approximately $5 million related to excess inventory primarily for the Company’s TA2022 product as a result of a decrease in forecasted sales for this product. In September 2004, the Company increased the inventory reserve by an additional $4.3 million from $4.9 million to $9.2 million to account for slow moving, excess, and obsolete inventory. The additional inventory charge related to slow moving and excess inventory for our TA1101B, TA3020, TA2041, TA2022 and leaded TA2024 products, the TK2350, TK2051, TK2150, TK2050 and TK2052 chipsets, and Kauai2BB and U461 die based on a decline in forecasted sales, for these parts. At September 30, 2004 the Company had approximately 10.4 million units of inventory which had previously been written down to their net realizable value of approximately $2.6 million. These components and finished goods did not have a market or sales forecast based on customer demand that could support the number of units in inventory at that time.

Following the hiring of the Company’s newly promoted Vice President of sales in January of 2005, the Company began to develop a new strategy to increase sales volume in its target markets. The Company had previously pursued a pricing strategy that had resulted in a lack of competitiveness in many end-customer accounts and applications.

During the nine months ended June 30, 2005, our end-customers experienced significant growth which resulted in sales of previously written down inventory primarily to existing end-customers. In addition, during this period, certain of our customers’ products have experienced growth beyond previously estimated levels. As a result of these trends, a number of our existing end-customers developed new designs and applications which offered the Company an opportunity to sell some of our previously written down inventory. For example, sales of our products for flat panel display television applications have increased as these markets have expanded, reflecting increased consumer demand for flat panel televisions due to the increasingly lower prices of consumer products that are being marketed to the public. The Company was able to address these new opportunities in the growing flat panel display market as new designs and applications became available in the first calendar quarter of 2005 in connection with our end-customers’ consumer product design and component sourcing activity. These options were not known or available at the time the inventory was written down.

This additional strategy of addressing our expanding target markets resulted in sales during the March 2005 and June 2005 quarters of previously written down inventory. It is not clear to the Company how long the markets for these new design-ins and new applications will be available. At March 31, 2005 the Company still had approximately 8.5 million units on hand at a net realizable value of approximately $1.7 million. At June 30, 2005 the Company had approximately 5.6 million units still on hand at a net realizable value of approximately $943,000.

The Company has seen results from executing this strategy and has been able to take advantage of the fast growing flat panel television market as an opportunity to sell some of the previously written down inventory. This has resulted in higher gross margin as the actual value of the inventory at the time of sale has been greater than was anticipated at the time the inventory was written down. For the quarter ended June 30, 2005 the gross margin would have been 11% instead of the reported gross margin of 54% were it not for the favorable impact of $1.2 million as a result of the sale of previously written down inventory which resulted in favorable impact to gross margin of approximately 43%. During the quarter ended March 31, 2005 the gross margin would have been 10% instead of the reported gross margin of 64% were it not for the favorable impact of a $1.5 million as a result of the sale of previously written down inventory which resulted in a favorable impact to gross margin of approximately 54%.

We therefore expect the favorable impact to our gross margin in the September quarter of 2005 to be in the range of 30% to 40% although our resulting reported gross profit and gross margin may be different depending on our actual sale of previously written down inventory.

Along with our new sales strategy the Company has embarked on a program to reduce manufacturing cost of some of our higher volume products. This is being accomplished through a combination of negotiation for improved pricing from our vendors along with transitioning of many of our customers from 2024 to 2024B which is a newer lower cost version of this high volume product. In addition, we continue to utilize our engineering and applications development staff to work closely with our key customers to design-in our existing products as we continue to improve the design of our future products. As we continue the implementation of expected manufacturing cost reductions, engineering and design strategies, we would expect that our gross margin would settle in the range of 30% to 40%. This estimate is dependent on our ability to build sustainable sales volume and complete the manufacturing cost reductions, engineering and design strategies on a timely basis.

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

Gross Profit. Gross profit for the nine months ended June 30, 2005 was $3.8 million or 52%, compared with a gross profit of $2.5 million or 25% for the nine months ended June 30, 2004. The higher gross margin is primarily attributable to the sale of inventory that was previously written down to its estimated net realizable value. This contributed $2.7 million to gross profit for the nine months ended June 30, 2005. Excluding this effect, the gross profit margin would have been 14% for the nine months ended June 30, 2005 reflecting primarily a decrease in average selling prices.

Inventory is reviewed and valued based on a lower of cost or market analysis. The inventory reserve at September 30, 2004 included approximately $5 million related to excess inventory for the Company’s TA2022 product as a result of a decrease in forecasted sales for this product. In September 2004, the Company increased the inventory reserve by an additional $4.3 million from $4.9 million to $9.2 million to account for slow moving, excess, and obsolete inventory. The additional inventory charge related to slow moving and excess inventory for our TA1101B, TA3020, TA2041, TA2022 and leaded TA2024 products, the TK2350, TK2051, TK2150, TK2050 and TK2052 chipsets, and Kauai2BB and U461 die based on a decline in forecasted sales, for these parts. At September 30, 2004 the Company had approximately 10.4 million units of inventory which had previously been written down to their net realizable value of approximately $2.6 million. These components and finished goods did not have a market or sales forecast based on customer demand that could support the number of units in inventory at that time.

Following the hiring of the Company’s newly promoted Vice President of sales in January of 2005, the Company began to develop a new strategy to increase sales volume in its target markets. The Company had previously pursued a pricing strategy that had resulted in a lack of competitiveness in many end-customer accounts and applications.

During the nine months ended June 30, 2005, our end-customers experienced significant growth which resulted in sales of previously written down inventory primarily to existing end-customers. In addition, during this period, certain of our customers’ products have experienced growth beyond previously estimated levels. As a result of these trends, a number of our existing end-customers developed new designs and applications which offered the Company and opportunity to sell some of our previously written down inventory. For example, sales of our products for flat panel display television applications have increased as these markets have increased as these markets have expanded, reflecting increased consumer demand for flat panel televisions due to the increasingly lower prices of consumer products that are being marketed to the public. The Company was able to address these new opportunities in the growing flat panel display market as new designs and applications became available in the first calendar quarter of 2005 in connection with our end-customers’ consumer product design and component sourcing activity. These options were not known or available at the time the inventory was written down.

This additional strategy of addressing our expanding target markets resulted in sales during the March 2005 and June 2005 quarters of previously written down inventory. It is not clear to the Company how long the markets for these new design-ins and new applications will be available. At March 31, 2005 the Company still had approximately 8.5 million units on hand at a net realizable value of approximately $1.7 million. At June 30, 2005 the Company had approximately 5.6 million units still on hand at a net realizable value of approximately $943,000.

The Company has seen results from executing this strategy and has been able to take advantage of the fast growing flat panel television market as an opportunity to sell some of the previously written down inventory. This has resulted in higher gross margin as the actual value of the inventory at the time of sale has been greater than was anticipated at the time the inventory was written down. For the quarter ended June 30, 2005 the gross margin would have been 11% instead of the reported gross margin of 54% were it not for the favorable impact of $1.2 million as a result of the previously written down inventory which resulted in favorable impact to gross margin of approximately 43%. During the quarter ended March 31, 2005 the gross margin would have been 10% instead of the reported gross margin of 64% were it not for the favorable impact of $1.5 million as a result of the sale of previously written down inventory which resulted in a favorable impact to gross margin of approximately 54%.

We therefore expect the favorable impact to our gross margin in the September quarter of 2005 to be in the range of 30% to 40%, although our resulting reported gross profit and gross margin may be different depending on our actual sale of previously written down inventory.

Along with our new sales strategy the Company has embarked on a program to reduce manufacturing cost of some of our higher volume products. This is being accomplished through a combination of negotiation for improved pricing from our vendors along with transitioning of many of our customers from 2024 to 2024B which is a newer lower cost version of this high volume product. In addition, we continue to utilize our engineering and applications development staff to work closely with our key customers to design-in our existing products as we continue to improve the design of our future products. As we continue the implementation of expected manufacturing cost reductions, engineering and design strategies, we would expect that our gross margin would settle in the range of 30% to 40%. This estimate is dependent on our ability to build sustainable sales volume and complete the manufacturing cost reductions, engineering and design strategies on a timely basis.

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

We, as well as certain of our directors and current and former officers have been named as defendants in certain legal proceedings described in this Form 10-Q/A (see Part II Item 1 “Legal Proceedings”). We do not have third party insurance coverage for either the costs of defending these legal proceedings, including the costs of possible indemnification claims by the individual named defendants, or any potential settlement payments. The costs of defending or settling these legal proceedings will likely be significant. At this time we are not able to accurately estimate the costs of the defense or of a potential settlement, as the defendants were just served during the quarter ended March 31, 2005, but we believe that these costs will have a material adverse effect on our cash balances and will be another factor requiring the Company to raise additional funds.

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

On August 4, 2005, we entered into a credit agreement with a financial institution for a one-year credit facility. The agreement provides advances up to $6 million of eligible securities at a 60% advance rate, such that the aggregate principal amount of the advances outstanding at any time may not exceed $3.6 million. Borrowings under the agreement are secured by substantially all of Tripath’s personal and intellectual property and will bear interest at 12% per annum. The credit arrangement contains covenants that require an infusion of subordinated debt or equity into Tripath in an amount no less than $4 million on or before March 1, 2006 and an additional $3 million on or before June 1, 2006. Failure to perform either of these covenants would be an event of default under the credit arrangement. The credit arrangement contains various other covenants binding upon us, including covenants restricting our ability to incur indebtedness and grant liens on our assets, as well as monthly and quarterly financial reporting requirements. We have not drawn down any amount from the available credit facility.

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

We have not maintained Nasdaq National Market listing requirements and we may not maintain Nasdaq SmallCap Market listing requirements.

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

On August 22, 2005, we received a letter from the Office of General Counsel, Nasdaq Listing Qualifications Hearings informing us that the Nasdaq Listing Qualifications Panel determined to transfer the securities of Tripath from the Nasdaq National Market to the Nasdaq SmallCap Market, effective at the opening of business on August 24, 2005, and our Common Stock has been traded on the Nasdaq SmallCap Market since that time. Our ability to maintain the listing of our securities on the Nasdaq SmallCap Market will require, among other things, (i) that Tripath’s bid price equals or exceeds $1.00 and (ii) that either the aggregate market value of Tripath’s common stock exceeds $35 million or the Company’s stockholders’ equity exceeds $2.5 million. If our common stock is delisted from the Nasdaq SmallCap Market, it would likely be more difficult to trade in or obtain accurate quotations as to the market price of our common stock. Delisting of our common stock could materially adversely affect the market price, the market liquidity of our common stock, and our ability to raise necessary capital and could otherwise have an adverse impact on our business, financial condition, and results of operations. There is no assurance that we will satisfy the Nasdaq SmallCap Market’s listing requirements in the future.

Our proposed reverse stock split, if approved by our stockholders at our upcoming Annual Meeting and if deemed necessary by our board of directors, may be dilutive, may result in a negative market reaction and may not, by itself, permit us to comply with and maintain the Nasdaq SmallCap Market’s listing requirements for our common stock.

As part of our effort to comply with and maintain the Nasdaq SmallCap Market’s listing requirements for our common stock, we have proposed for our upcoming 2005 Annual Meeting that our stockholders approve an amendment to our certificate of incorporation authorizing the board of directors to effect a reverse stock split that would reduce the number of outstanding, but not authorized, shares of our common stock. If our proposal is approved by our stockholders and if deemed necessary to be effected by our board of directors and if we issue additional shares of stock, our proposed reverse stock split would have a dilutive effect upon our existing stockholders. Additionally, the market may react negatively to the proposed reverse stock split and the price of our common stock could decline. Finally, we cannot provide any assurance that the proposed reverse stock split, if approved by our stockholders and effected by our board of directors, will, by itself, permit us to comply with and maintain the Nasdaq SmallCap Market’s listing requirements for our common stock.

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

We do not have third party insurance coverage to offset the cost of defending the pending securities class action and derivative litigation and, therefore, defending the litigation matters set forth in this quarterly report on Form 10-Q/A will likely materially and adversely affect our financial condition.

Our financial condition will likely be materially adversely affected by the pendency of the litigation referenced in this Quarterly Report on Form 10-Q/A because we do not have third-party insurance coverage for either the costs of defending these lawsuits, including the costs of possible indemnification claims by the individual named defendants, or settling such litigation. We believe that the cost of defending or settling such litigation will have a material adverse effect on our cash balances and will be another factor requiring us to raise additional funds. In addition, these matters will require devotion of significant management resources which may also adversely affect our business operations.

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

Changes in Internal Control Over Financial Reporting.

During the period covered by this Quarterly Report on Form 10-Q/A, we implemented a requirement that the point-of-sale reports from our distributors, which are used as part of our revenue recognition policies and indicate shipment by the distributor of our products, include attestation that there are no arrangements related to rights of return, pricing, discounting, or other marketing concessions that are not contained in the operative sales agreement or related purchase order for the sale transaction and that there is a corresponding valid purchase order from the end customer for the sale of the product that is the subject of the point-of-sale report. In addition, before sales from distributors are recognized, the distributor certifies to us that the final sales agreement and/or invoice include all of the terms related to the sale and return of our products and that copies of such agreements and/or invoices are delivered to us at the same time as the order confirmation.

Conclusions

Based upon the evaluation of the effectiveness of our disclosure controls and procedures, our CEO and CFO have concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be included in our Exchange Act reports, including this Quarterly Report on Form 10-Q/A is made known to management, including the CEO and CFO, on a timely basis. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2005, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. Other Information

Item 1. Legal Proceedings

We are a party to lawsuits in the normal course of our business. Litigation in general, and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict. In addition, given our financial condition and that we do not have insurance to offset the cost of litigation, the costs of defending one or more of these lawsuits will likely adversely affect our financial condition. Other than the $1.8 million that was accrued for the legal settlement that was reached on July 11, 2005, we cannot estimate the loss or range of loss that may be reasonably possible for any of the contingencies described and accordingly have not recorded any associated liabilities in our consolidated balance sheets. We accrue legal costs when incurred.

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

Federal Securities Class Actions

Beginning on November 4, 2004, plaintiffs filed four separate complaints purporting to be class actions in the United States District Court for the Northern District of California alleging that we and certain of our officers and/or directors, Dr. Adya S.Tripathi, David Eichler and Graham Wright violated Sections 10(b) and 20(a) of the Exchange Act. Plaintiffs purport to represent a putative class of shareholders who purchased or otherwise acquired Tripath securities between January 29, 2004 and October 22, 2004. The complaints contain varying allegations, including that we and the individual defendants made materially false and misleading statements with respect to our financial results and with respect to our business, prospects and operations in the our filings with the SEC, press releases and other disclosures. The complaints seek unspecified compensatory damages, attorneys’ fees, expert witness fees, costs and such other relief as may be awarded by the Court.

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

Plaintiff has filed a motion for preliminary approval of the stipulation which is scheduled to be heard by the Court on October 25, 2005.

Derivative Shareholder Litigation

On December 7, 2004, plaintiff Mildred Lyon filed a purported derivative action in Santa Clara Superior Court against us and the following present or former officers and/or directors of the Company, Dr. Adya S. Tripathi, David P. Eichler, Graham K. Wright, A.K. Acharya Andy Jasuja and Y.S. Fu. This complaint appears to be based upon the same facts and circumstances as the federal class actions and makes the following claims: violation of Section 25402 of the California Corporations Code, breach of fiduciary duty and misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. On this basis, the complaint seeks unspecified compensatory damages, treble damages under Section 25502.5(a) of the California Corporations Code, extraordinary equitable and/or injunctive relief, restitution and disgorgement, attorneys’ fees, expert witness fees, costs, and such other relief as may be ordered by the Court.

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

On April 4, 2005, the Court ordered that all deadlines shall be stayed for Defendants filing any motions to quash and/or dismiss for lack of personal jurisdictions, or otherwise respond to the Complaint, until such date as the parties mutually designate to the Court for the Court’s approval. A Case Management Conference is scheduled for October 18, 2005 before the Court.

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

On July 12, 2005, the Company served a motion to transfer this action from the Southern District of New York to the United States District Court for the Northern District of California on plaintiff. The Company filed this motion with the Court on July 20, 2005. This motion has not yet been fully briefed but is scheduled to be heard by the Court on September 27, 2005.

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

TRIPATH TECHNOLOGY INC.

Date: September 12, 2005

By:	/s/ JEFFREY L. GARON
Jeffrey L. Garon Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Business Financing Agreement, dated August 4, 2005, by and between Bridge Bank, National Association and Tripath Technology Inc. (incorporated by reference to Exhibit 10.1 of Tripath’s quarterly report on Form 10-Q, filed on August 9, 2005)

10.2	Intellectual Property Security Agreement, dated August 4, 2005, by and between Bridge Bank, National Association and Tripath Technology Inc. (incorporated by reference to Exhibit 10.2 of Tripath’s quarterly report on Form 10-Q, filed on August 9, 2005)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.