Form 10-K
period 2005-09-30
TRIPATH TECHNOLOGY INC
filed 2005-12-07
CIK 1045739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: SEPTEMBER 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

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

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $46,235,000

There were 55,948,455 shares of Tripath Technology Inc. common stock outstanding on December 5, 2005.

TRIPATH TECHNOLOGY INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005

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

ITEM 1. BUSINESS

We are a fabless semiconductor company that focuses on providing highly efficient power amplification to the digital media consumer electronics and communications markets. We design and sell digital amplifiers based on our proprietary technology, called Digital Power Processing®, which enables us to provide significant performance, power efficiency, size and weight advantages over traditional amplifier technology. Our digital amplifiers are branded “Class-T®” and combine a switching mode approach that generates high fidelity sound with low distortion and considerably lower heat dissipation than Class-AB amplifiers. We target and provide digital amplifiers for three primary markets where signal fidelity and power efficiency are important: Consumer and PC Convergence, Digital Subscriber Line, or DSL, and Wireless. Within the Consumer and PC Convergence market, we target multiple market segments, which include consumer audio applications such as 5.1-7.1 channel home theater systems, flat panel televisions, personal computers, mini/micro component stereo systems, cable set-top boxes and gaming consoles, automotive audio applications such as in-dash head units and trunk amplifiers and professional audio applications such as audio distribution systems and pro-audio amplifiers. We are currently offering digital amplifiers in the form of line drivers for use in DSL equipment. We also have a research and development program aimed at developing amplifiers for digital wireless handsets and base stations to increase talk time and battery life and improve overall power efficiency.

We were incorporated in California in July 1995, and reincorporated in Delaware in July 2000. We became a public reporting company in August 2000. On November 14, 2004, we changed our fiscal year-end from December 31 to September 30, effective as of September 30, 2004. Our principal executive office is located at 2560 Orchard Parkway, San Jose, CA 95131. Our telephone number is (408) 750-3000, and our Internet home page is located at www.tripath.com; however, the information in, or that can be accessed through, our home page is not part of this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available, free of charge, on our Internet home page as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. Any material we file with the SEC may be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, and information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Markets and Products

We develop and supply digital amplifiers for three primary markets: Consumer and PC Convergence, DSL and Wireless. Within the Consumer Electronics market, we target the home-theater, television, professional and automotive audio market segments. Within the DSL market, we have recently begun offering single and dual channel line driver products. Within the Wireless market, we have a research and development program aimed at developing a family of amplifier products for use in wireless handsets, also known as Radio Frequency, or RF, Power Amplifiers.

Consumer and PC Convergence

We provide a broad range of digital audio amplifiers based on Class-T and our Digital Power Processing, or DPP®, technology. Manufacturers are incorporating our digital audio amplifiers in a diverse set of applications, including 5.1-7.1 channel home theater systems, flat panel televisions, automotive head units, professional amplifiers, DVD and A/V receivers, mini/micro component stereo systems, network media players and accessory speakers systems for MP3 players and for portable-music-player docking stations.

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

Television Audio Amplifiers

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

Home Theater Audio Amplifiers

Our amplifiers allow home theater makers to fit more channels into smaller space without sacrificing sound quality. OEMs have used our products to produce compact all-in-one DVD receivers with high power and exceptional sound quality. We have 4 products for home theater based on our CMOS driver technology (TDA2125A, TDA2075A, TPD2125 and TPD2075).

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

Professional and Audiophile Audio Amplifiers

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

Our initial product is a line driver for use in the Asymmetric DSL, or ADSL, market. ADSL, a popular form of DSL technology, is designed to allow greater data rates from the central office to the subscriber than from the subscriber to the central office. This means that typical users will be able to download data faster than they can send data, which is suitable for most residential users. In February 2001, we announced our entry into the ADSL chipset market with a new family of central office ADSL line drivers. These new products offer full reach and data rate capability and can reduce heat dissipation substantially versus conventional line drivers. Our line driver configurations feature:

•	power consumption of approximately 680mW per channel

•	support for full rate and G. LITE data rates

•	low distortion specifications

•	low power mode

•	digitally programmable gain

•	small footprint package

Our DSL line drivers offer DSL service providers the following benefits:

•	Higher Port Density. Our line drivers enable our customers to increase the number of subscriber lines given fixed power and space constraints. This allows DSL service providers to achieve higher port density.

•	Increased Signal Reach and Connection Speed. The distance a signal can travel with an effective usefulness is known as signal reach, and the speed at which data can be transferred is known as connection speed. Intermodulation Distortion, or IMD, is a measure of linearity and indicates how well an amplifier can reduce the impact of undesirable frequencies which are produced in the transmission process. Our line drivers, due to their linearity, can more accurately reproduce the signal inputs, allowing for improvements in output signal reach and connection speed to the consumer.

The following table provides additional information concerning the specifications of our currently available DSL line drivers.

Product	Power Consumption (milliwatts/ channel)	Application
TLD4012 Single channel family	680mW	Central office ADSL line driver
TLD4021 Dual channel family	500mW	Central office ADSL line driver

RF/Wireless Power Amplifiers

Within the wireless market, we have a research and development program aimed at developing a family of amplifier products for use in wireless handsets, also known as radio frequency, or RF, power amplifiers. Our expertise in the development of highly linear and energy efficient circuits has allowed us to develop an amplifier architecture which we believe is well-suited for use in digital handsets, base stations and other wireless products. The initial targeted market is for cellular phones that utilize a digital transmission method known as Code Division Multiple Access, or CDMA. Linearity is important to this technology because CDMA uses a complex signal transmission method that requires more accurate reception and reproduction. Additionally, we believe our DPP® technology could provide significant improvements to the design of cellular phones in terms of talk-time, data connection time and battery size, which are all dependent on the efficiency of the RF Power Amplifier.

Core Technology

We believe that one of our key competitive advantages is our broad base of patented core technologies, which are comprised of innovative adaptive and predictive signal processing techniques. These processing techniques are derived from algorithms used in communications theories. These unique techniques are derived from a confluence of four primary disciplines in mixed signal circuit design, digital signal processing, or DSP, algorithm development, power semiconductor circuit design and packaging design. We intend to continue to build and improve on these four primary technology foundations as we expand our product reach into other markets and industries.

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

DSP Algorithm Expertise

We have expertise in developing system applications using our DPP® technology. This includes industry standard designs as well as customer specific systems in the DSL and Consumer and PC Convergence markets. The high efficiency, high quality power processing products that we design require a comprehensive understanding of new and innovative DSP techniques at the system as well as the device level. We will continue to research and improve our DPP® technology.

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

Research and Development

Our research and development efforts are focused on developing products based on our DPP® technology for high growth markets, such as the consumer audio, DSL and wireless communications markets. As of September 30, 2005, our research and development staff consisted of 45 employees, many of whom have experience across multiple engineering disciplines. For the year ended September 30, 2005, the nine months ended September 30, 2004 and year ended December 31, 2003, our research and development expenses were approximately $7.4 million, $5.5 million, and $6.9 million, respectively.

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

Our key silicon foundries are United Microelectronics Corporation in Taiwan, STMicroelectronics Group in Europe and Renesas Technology (Mitsubishi Electric) in Japan. We work with these companies on a purchase order basis and do not have long term or master supply agreements with any of them. We believe we have adequate capacity to support our current sales levels. We continue to work with our existing foundries to obtain more production capacity and we are actively qualifying new foundries to procure additional production capacity.

Our Mixed Signal Processor and high voltage power devices are currently manufactured with Complementary Metal Oxide Semiconductor, or CMOS, and Diffusion Metal Oxide Semiconductor, or DMOS processes using 0.18 or greater micron technology. CMOS and DMOS are industry standard semiconductor manufacturing processes. We continuously evaluate the benefits, on a product by product basis, of migrating to smaller design technologies to reduce costs and improve performance. In September 2003, we announced the introduction of a new breakthrough low cost power stage architecture platform, based on “CMOS” processes, which we refer to as “Godzilla” that can be used across the broad spectrum of audio amplifiers from 10 Watt per channel PC stereo to greater than 150 Watt per channel audio video receivers. We introduced our lower cost “Godzilla” architecture products in January 2004 and began sampling them in certain customers’ products in mid-2004. However, as of September 30, 2005, we have not received revenues from these products. Customer adoption of products based upon this new architecture would enable us to reduce our manufacturing costs.

In September of 2005 we introduced our new “Trivici” architecture. This architecture is the culmination of more than five years of multi-disciplinary research and development effort aimed at increasing integration of power amplifiers. Modern audio amplifiers can be broken into four distinct blocks: a digital processor, a mixed signal processor, a power driver, and an output power stage. Our Trivici architecture is used for integrating these blocks into a single chip. Certain customers have begun to sample pre-production devices based upon this architecture.

Assembly and Test

We currently outsource all of our assembly and testing operations to Advanced Semiconductor Engineering, or ASE, in Korea, Malaysia and Taiwan, Hon Hai (formerly AMBIT Microsystems Corporation) in China, Lingsen in Taiwan, ST Microelectronics Group in Malaysia, and ST Assembly Test Services Ltd. in Singapore.

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

Marketing, Sales and Customers

Our marketing strategy is to target existing and potential customers who are industry leaders in the consumer electronics (consumer and PC convergence, automotive and professional audio), DSL communications and wireless communications markets. Currently, our sales and marketing effort is primarily focused on market segments, divided among integrated audio products and module-based driver products, and separately divided among the flat panel TV, home theater, gaming, professional and automotive audio.

We rely on our direct sales force and distributors to sell our products in our target markets. Approximately 88 percent of our total revenues came through distributors for the year ended September 30, 2005, compared to 78 percent for the nine month period ending September 30, 2004. One distributor, Macnica, Inc. and its affiliates, accounted for 55 percent, 53 percent and 41 percent of total revenues for the year ended September 30, 2005, the nine months ended September 30, 2004, and the year ended December 31, 2003, respectively.

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

End customers for our products are primarily manufacturers of audio electronic components, communications infrastructure equipment and wireless communications equipment. One, three, and three end customers accounted for more than 10 percent of our total revenues for the year ended September 30, 2005, the nine months ended September 30, 2004 and the year ended December 31, 2003, respectively. The customers who accounted for more than 5 percent of our total revenues in 2005 were Sharp, Kyoshin, Beko and Alcatel.

For a detailed description of our sales by geographic region, see Note 2 (Segment and geographic information) to our consolidated financial statements.

Competition

We currently compete with a number of larger companies in the consumer audio amplifier market. While our technology offers distinct advantages over the analog approach, we believe that approximately only 2-3 percent of the market has converted to digital audio amplifiers at this time. The primary analog amplifier competitors in the market today are National Semiconductor, Philips Electronics (“Philips”), ST Microelectronics and Texas Instruments. Philips, ST Microelectronics and Texas Instruments are also our major competitors in the digital audio amplifier market. Several other smaller companies also offer digital amplifier products including: D2, Ice Power and Wolfson Microelectronics plc. In addition, a number of companies, such as Cirrus Logic Inc., have announced their intention to enter this market. We have been active in the audio amplifier market since our inception and we believe that we maintain a strong competitive position.

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

Intellectual Property

We rely primarily on a combination of patent, copyright, trademark, trade secret and other intellectual property laws, nondisclosure agreements and other protective measures to protect our proprietary technologies and processes. At September 30, 2005, we had 39 issued United States patents and 9 additional pending United States patent applications. Our issued U.S. patents have expiration dates ranging from June 2016 to December 2024. In addition, we had 18 international patents issued and an additional 23 international patents pending. Our issued international patents have expiration dates ranging from June 2017 to March 2021. We expect to continue to file patent applications where appropriate to protect our proprietary technologies. To our knowledge, no patents have been contested by third parties thus far.

Employees

As of September 30, 2005, we had 65 full-time employees, including 45 employees engaged in research and development, 10 engaged in sales and marketing and 10 engaged in general administration activities. None of our employees are represented by a labor union and we have never experienced a work stoppage. We consider our employee relations to be good.

ITEM 2. PROPERTIES

We lease one facility in San Jose, California, which has approximately 65,000 square feet pursuant to the lease, which expires on March 31, 2007. This facility comprises our headquarters and includes our administration, sales and marketing and research and development departments. We also lease approximately 2,400 square feet of office space outside of Tokyo, Japan for our Japanese sales office. The lease for this space expires on October 31, 2007. We believe that existing facilities are adequate for our needs.

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

SEC Investigation

On or about November 9, 2004, the SEC requested that we voluntarily produce documents responsive to certain document requests in the investigation entitled In the Matter of Tripath Technology, Inc. On or about January 25, 2005, February 14, 2005, and February 16, 2005, the SEC made additional documents requests. On or about March 30, 2005, the SEC issued a subpoena to the Company seeking additional documents. We have produced documents in response to the SEC’s voluntary requests for documents as well as the subpoena. We have cooperated with the SEC in its review of these matters.

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

Federal Securities Class Actions

Beginning on November 4, 2004, plaintiffs filed four separate complaints purporting to be class actions in the United States District Court for the Northern District of California alleging that we and certain of our present or former officers and/or directors, Dr. Adya S. Tripathi, David Eichler and Graham Wright, violated Sections 10(b) and 20(a) of the Exchange Act. Plaintiffs purported to represent a putative class of shareholders who purchased or otherwise acquired Tripath securities between January 29, 2004 and October 22, 2004. The complaints contain varying allegations, including that we and the individual defendants made materially false and misleading statements with respect to our financial results and with respect to our business, prospects and operations in the our filings with the SEC, press releases and other disclosures. The complaints seek unspecified compensatory damages, attorneys’ fees, expert witness fees, costs and such other relief as may be awarded by the Court.

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

On July 11, 2005, the Company entered into a Stipulation and Settlement Agreement (the “Stipulation”) which was filed with the Court on July 12, 2005. The settlement class consists of all persons who purchased the securities of Tripath between January 29, 2004 and June 13, 2005, inclusive. Under the terms of the Stipulation, the parties agreed that the class action will be dismissed in exchange for a payment of $200,000 in cash by Tripath and the issuance of 2.45 million shares of Tripath common stock which shall be exempt from registration pursuant to Section 3(a)(10) of the Securities Act. The Stipulation remains subject to the satisfaction of various conditions, including without limitation final approval of the Stipulation by the Court, including a finding that the 2.45 million shares of Tripath common stock to be issued are exempt from registration pursuant to Section 3(a)(10) of the Securities Act. On October 20, 2005, the Court entered a Preliminary Order for Notice and Hearing in Connection with Settlement Proceedings. The hearing for final approval of the settlement is scheduled for January 24, 2006. Approximately $1.8 million has been accrued for this matter.

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

On April 4, 2005, the Court ordered that all deadlines shall be stayed for Defendants filing any motions to quash and/or dismiss for lack of personal jurisdictions, or otherwise respond to the Complaint, until such date as the parties mutually designate to the Court for the Court’s approval. A Case Management Conference is scheduled for December 13, 2005 before the Court. The parties currently are engaged in settlement discussions.

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

On October 6, 2005, the Court entered an Order granting the Company’s motion to transfer this action from the Southern District of New York to the United States District Court for the Northern District of California. On September 27, 2005, the Court also ordered that should the motion to transfer be granted, the Company and the individual defendants need not respond to the Complaint until such time as the transferee Court should determine. On November 29, 2005, the Court entered a stipulation and order establishing briefing and hearing schedule for the anticipated motion to dismiss the complaint to be filed by the Company, Dr. Tripathi and Mr. Eichler. This anticipated motion to dismiss has been scheduled for hearing on February 10, 2006.

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

The Audit Committee investigation and discussion included a review of our compliance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements, or SAB 104, as applied to the circumstances surrounding the Product Return. Under SAB 104, a requirement for revenue recognition is that all of the following criteria must be met: (1) there is persuasive evidence that an arrangement exists, (2) delivery of goods has occurred, (3) the sales price is fixed or determinable, and (4) collectibility is reasonably assured. In addition, pursuant to our revenue recognition policy, for sales to distributors, we defer recognition of revenue until such time that the distributor sells products to its customers based upon receipt of point-of-sales reports from the distributor. The internal investigation revealed that approximately $1.4 million of a sale of our product to the Distributor did not meet the foregoing criteria because our former employee had agreed that the Distributor could return the product at the Distributor’s discretion, which forms the basis of the Restatement. This former employee had on this occasion agreed to a term of sale that was outside of our standard practices and was not referenced in the documentation related to the sale submitted to our finance department. Given the discovery of this arrangement for the Distributor to return the product, the Audit Committee concluded on January 25, 2005 that we should restate certain financial information that was previously reported in our Form 10-Q for the quarter ended June 30, 2004 filed with the Securities and Exchange Commission on August 6, 2004. For more information regarding the Restatement, please see Note 9 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. In addition, the Audit Committee approved certain changes to our internal controls over financial reporting as an additional remedial action in response to the report of our litigation counsel and our forensic accountant and to the report by our Chief Financial Officer.

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

Following receipt of a final report on the internal investigation, the Audit Committee determined that the internal investigation had been completed on June 15, 2005. The internal investigation revealed errors in the Company’s financial statements for 2002 and 2003. Such errors included certain shipments between distributors rather than to end-customers which were not noted on applicable point-of-sales reports, inaccurate shipment dates on certain point-of-sales reports, and inaccurate quantities noted on certain point-of-sales reports. The Company reviewed these errors with reference to the guidelines set forth in SAB 99. Based upon such review, the Company concluded that such errors were immaterial and thus would not result in a restatement of the 2002 or 2003 financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Stockholders was held on September 30, 2005 in Santa Clara, California. At the Annual Meeting, the stockholders were asked to vote on five items. The results of the matters presented at the Annual Meeting, based on the presence in person or by proxy of holders of 48,583,389 shares of common stock, or approximately 87.7 percent of the total outstanding shares, are as follows:

1. Dr. Tripathi and Messrs. Acharya, Fu, Goto and Jasuja were elected as directors of Tripath to serve for the ensuing year and until their successors are elected as follows:

	Votes For	Votes Withheld
Dr. Adya S. Tripathi	48,093,662	489,727
A.K. Acharya	47,995,460	587,929
Y.S. Fu	47,978,820	604,569
Aikfumi Goto	48,217,787	365,602
Andy Jasuja	48,296,172	287,217

2. The stockholders approved amendments to the Company’s Certificate of Incorporation to effect a reverse stock split, pursuant to which any whole number of outstanding shares of the Company’s common stock between and including two and six would be combined into one share of such stock and authorized the Company’s board of directors to select and file one such amendment which would effect the reverse stock split within such range. The proposal received 46,818,036 affirmative votes, 1,474,106 negative votes, 291,247 abstentions and 0 broker non-votes.

3. The stockholders approved an amendment to the Company’s 2000 Stock Plan, as amended, to increase the number of shares of common stock reserved for issuance thereunder by 2,000,000 to 23,300,000. The proposal received 18,387,340 affirmative votes, 3,126,031 negative votes, 42,260 abstentions and 27,027,758 broker non-votes.

4. The stockholders approved an amendment to the Company’s 2000 Employee Stock Purchase Plan, as amended, to increase the number of shares of common stock reserved for issuance thereunder by 500,000 to 1,000,000. The proposal received 20,057,928 affirmative votes, 1,454,443 negative votes, 43,260 abstentions and 27,027,758 broker non-votes.

5. The stockholders approved the appointment of Stonefield Josephson, Inc. as independent public accountants of the Company for the fiscal year ended September 30, 2005 and for the fiscal year ending September 30, 2006. The proposal received 48,097,716 affirmative votes, 327,405 negative votes, 113,268 abstentions and 0 broker non-votes.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Common Stock

Our common stock has been quoted on the Nasdaq National Market and The Nasdaq Capital Market under the symbol “TRPH” from our initial public offering in August 2000 until December 7, 2005. Prior to this time, there was no public market for our stock. After December 7, 2005, we expect our common stock to be quoted on either the OTC Bulletin Board or, in the alternative, the Pink Sheets. As of December 5, 2005 there were 265 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on the Nasdaq National Market and The Nasdaq Capital Market through December 6, 2005.

	2005		2004		2003
	High	Low	High	Low	High	Low
Quarter ended March 31	$1.90	$0.88	$8.65	$4.06	$0.31	$0.22
Quarter ended June 30	$0.99	$0.64	$4.93	$2.04	$0.89	$0.17
Quarter ended September 30	$0.94	$0.65	$3.29	$1.09	$5.01	$0.77
Quarter ended December 31 (1)	$0.67	$0.31	$1.83	$0.77	$7.02	$3.20

(1)	Through December 6, 2005

Dividend Policy and Restrictions

We have not declared or paid any cash dividends on our capital stock since our inception. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Furthermore, we are prohibited from paying cash dividends or distributions by negative covenants that are contained the debentures we issued as part of our November 2005 financing. Such debentures have a term of 2 years and the prohibition on the payment of cash dividends or distributions lasts as long as the debentures or any portion thereof remain outstanding.

Unregistered Sales of Securities

On March 3, 2005, we sold 4,833,335 shares of unregistered common stock and issued warrants to purchase up to 966,667 shares of unregistered common Stock to certain institutional investors for an aggregate purchase price of $4.35 million. Such sale and issuance was through a private placement to accredited investors and was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The warrants have a term of three years and are exercisable on or after September 4, 2005 at an exercise price of $1.25 per share.

On November 8, 2005, we sold 6% Senior Convertible Debentures for an aggregate purchase price of $5 million, issued Series A Common Stock Warrants to purchase up to 6,756,755 shares of common stock and issued Series B Common Stock Warrants to purchase up to 10,368,854 shares of common stock to certain institutional investors. Such sale and issuance was through a private placement to accredited investors and was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The shares of common stock issuable upon the conversion of the debentures and the exercise of the warrants are unregistered. The debentures have a term of two years and come fully due on November 8, 2007. The debentures are convertible at the option of the holder at any time and from time to time into our common stock at a conversion price of $0.37 per share of common stock, subject to certain adjustments. Pursuant to the terms of the debentures, the conversion price will be reset in the event we (i) effect a reverse stock split and/or (ii) have our common stock delisted from the Nasdaq Capital Market. The debenture reset provision adjusts the conversion price on the 60th day following any such reverse stock split or delisting to the lower of either the then applicable conversion price or the volume weighted average price for the 10 trading days preceding such reset. Additionally, in the event that we issue common stock in an equity financing at a price less than the then applicable conversion price, the conversion price shall be immediately adjusted to the price at which such common stock was issued. The Series A Common Stock Warrants are exercisable from November 8, 2005 until the earlier of July 1, 2006 or 30 days after the effectiveness date of the resale registration statement contemplated by the November 8, 2005 financing at an exercise price of $0.37 per share. The Series B Common Stock Warrants are exercisable from May 8, 2006 until May 8, 2011 at an exercise price of $0.43 per share. Both the Series A Common Stock Warrants and the Series B Common Stock Warrants contain provisions to adjust the respective exercise price as well as the aggregate number of shares such warrants are exercisable for in the event that we issue common stock in an equity financing at a price less than the then applicable warrant exercise price, in which case (i) the respective warrant exercise prices shall be reduced to the price at which such common stock was issued and (ii) the aggregate number of shares such warrants are exercisable for shall be increased such that the aggregate warrant exercise price payable, after taking into account the decrease in the warrant exercise price, shall be equal to the aggregate warrant exercise price prior to such adjustment. The warrants also may be net exercised on a cashless basis. The warrants also contain a call provision, pursuant to which the warrants can be called by us on 20-days notice if our common stock price per share closes for 10 consecutive trading days at or above (i) 150% of the Series A exercise price with respect to the Series A Common Stock Warrants and (ii) 250% of the Series B exercise price with respect to the Series B Common Stock Warrants, so long as our common stock is traded on the Nasdaq National Market, the Nasdaq Capital Market or the OTC Bulletin Board.

ITEM 6. SELECTED FINANCIAL DATA

On November 14, 2004, Tripath’s Board of Directors approved a change in Tripath’s fiscal year end from December 31 to September 30, effective beginning September 30, 2004. All references in this Form 10-K to the period ended September 30, 2004 or to 2004 refer to the nine months ended September 30, 2004. The following selected historical information has been derived from the audited consolidated financial statements of Tripath. The financial information as of September 30, 2005 the nine months ended September 30, 2004 and the year ended December 31, 2003 are derived from, and are qualified by reference to, our audited consolidated financial statements and are included elsewhere in this Report on Form 10-K. The financial information as of December 31, 2002 and 2001 are derived from audited financial statements not included in this report. The following Selected Financial Data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” included elsewhere in this Report on Form 10-K. The historical results are not necessarily indicative of the results of operations to be expected in the future.

In thousands (except per share data):

	Year Ended September 30, 2005	Nine Months Ended September 30, 2004	Year Ended December 31,
			2003	2002	2001
Statement of Operations Data:
Revenue	$10,761	$9,169	$13,891	$16,227	$13,541
Cost of revenue	5,285	7,415	9,467	13,517	11,948
Provision for slow-moving, excess and obsolete inventory (1)	—	4,316	243	4,977	—

Gross profit (loss)	5,476	(2,562)	4,181	(2,267)	1,593

Operating expenses:
Research & development	7413	5,521	6,874	11,650	19,913
Selling, general and administrative	8586	3,556	4,544	5,557	8,664
Restructuring and other charges (2)	—	—	—	—	684

Total operating expenses	15,999	9,077	11,418	17,207	29,261

Loss from operations	(10,523)	(11,639)	(7,237)	(19,474)	(27,668)
Gain on revaluation of warrant liability	570	—	—	—	—
Net interest and other income (expense)	(19)	(26)	22	160	687

Net loss	(9,972)	(11,665)	(7,215)	(19,314)	(26,981)
Accretion on preferred stock (3)	—	—	—	(14,952)	—

Net loss applicable to common stockholders	$(9,972)	$(11,665)	$(7,215)	$(34,266)	$(26,981)

Basic and diluted net loss per share	$(0.19)	$(0.25)	$(0.17)	$(0.88)	$(1.00)

Number of shares used in computing basic and diluted net loss per share	53,206	46,541	41,993	38,823	27,009

	September 30, 2005	September 30, 2004	December 31,
			2003	2002	2001
Balance Sheet Data:
Cash, cash equivalents, short-term investments and restricted cash	$878	$7,339	$9,612	$10,598	$5,097
Working capital	352	6,832	11,157	13,711	12,854
Total assets	9,854	14,306	19,468	20,685	22,160
Long term obligations, net of current portion	188	571	1,215	933	262
Total stockholders equity	1,161	8,058	11,920	15,436	15,347

(1)	During the year ended December 31, 2002 we recorded a provision for slow-moving, excess and obsolete inventory of approximately $5.0 million. The inventory charge related to excess inventory for our TA2022 product based on a decline in forecasted sales for this product. During the year ended December 31, 2003 we recorded a provision for slow-moving, excess and obsolete inventory of approximately $243,000. The inventory charge related to excess inventory for our TA2022 product based on a decline in forecasted sales for this product. During the nine months ended September 30, 2004 we recorded a provision for slow-moving, excess and obsolete inventory of approximately $4.3 million. The inventory charge related to slow-moving and excess inventory for our TA1101B, TA3020, TA2041, TA2022 and leaded TA2024 products, the TK2350, TK2051, TK2150, TK2050 and TK2052 chipsets, and Kauai 2BB and U461 die based on a decline in forecasted sales for these parts.
(2)	On August 3, 2001 we announced a restructuring and cost reduction plan which included a workforce reduction and write down of assets no longer used. As a result of the restructuring and cost reduction plan, we recorded restructuring and other charges of $684,000 during the quarter ended September 30, 2001.

(3)	On January 24, 2002, we completed a financing in which we raised $21 million in gross proceeds through a private placement of non-voting Series A Preferred Stock and warrants, at $30 per unit to a group of investors, which was convertible into 13,999,000 shares of common stock and warrants to purchase 3,303,760 shares of common stock. Each share of Series A Preferred Stock was convertible into 20 shares of Common Stock (or an effective Common Stock price of $1.50 per share). As a result of the favorable conversion price of the shares and related warrants at the date of issuance, we recorded accretion of approximately $15 million relating to the beneficial conversion feature representing the difference between the accounting conversion price and the fair value of the common stock on the date of the transaction, after valuing the warrants issued in connection with the financing transaction.

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

We have amended our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004, June 30, 2004, and December 31, 2004, as well as our Form 10-K/T for the nine months ended September 30, 2004, which are affected by the Initial Restatement and Additional Restatement. As reported in our Form 8-K dated May 5, 2005 and filed on May 11, 2005, the financial statements and related financial information contained in such prior reports should no longer be relied upon because of errors in such financial statements. Set forth on page [3] above is a summary of the restated financial information. The restated financial statements for the nine months ended September 30, 2004 are included elsewhere in this document.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the “Selected Financial Data” and the financial statements and notes thereto included in this Report on Form 10-K. Historical operating results are not necessarily indicative of results that may occur in future periods. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under “Risk Factors” and elsewhere in this Report on Form 10-K. We undertake no obligation to update any forward-looking statement to reflect events after the date of this report. You should also read the following discussion and analysis in conjunction with the note on forward-looking statements that appears just prior to Item 1 in this Annual Report on Form 10-K.

Overview

We design and sell digital amplifiers based on our proprietary Digital Power Processing (DPP®) technology. We currently supply amplifiers for audio electronics applications, as well as amplifiers for DSL applications. We were incorporated in July 1995, began shipping products in the first quarter of 1998 and became a public reporting company in August 2000. We incurred net losses of approximately $10.0 million in fiscal 2005, $11.7 million in fiscal 2004, and $7.2 million in fiscal 2003. We expect to continue to incur net losses in fiscal 2006, and possibly beyond. On November 14, 2004 we changed our fiscal year-end from December 31 to September 30, effective as of September 30, 2004.

We sell our products to original equipment manufacturers and distributors. We recognize revenue from product sales upon shipment to original equipment manufacturers, net of sales returns and allowances. Our sales to distributors are made under arrangements allowing for returns or credits under certain circumstances and we defer recognition on sales to distributors until products are resold by the distributor to the end user. All of our sales are made in United States, or U.S., dollars.

As a “fabless” semiconductor company, we contract with third party semiconductor fabricators to manufacture the silicon wafers based on our integrated circuit, or IC, designs. Each wafer contains numerous die, which are cut from the wafer to create a chip for an IC. We also contract with third party assembly and test houses to assemble and package our die and conduct final product testing.

Cost of revenue includes the cost of purchasing finished silicon wafers and the cost of die manufactured by independent foundries, costs associated with assembly and final product testing, as well as salaries and overhead costs associated with employees engaged in activities related to manufacturing. Research and development expense consists primarily of salaries and related overhead costs associated with employees engaged in research, design and development activities, as well as the cost of wafers and other materials and related services used in the development process. Selling, general and administrative expense consists primarily of employee compensation and related overhead expenses and advertising and marketing expenses.

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

As permitted under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), we have elected to account for stock-based compensation awards issued to employees using the intrinsic value measurement provisions of APB Opinion No. 25, “Accounting for Stock

Issued to Employees” (APB 25). Accordingly, no compensation expense has been recorded for stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at the option grant date.

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

As a result, the Audit Committee concluded on May 5, 2005 that we should restate certain financial information (the “Additional Restatement”) that was previously reported in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2004, June 30, 2004 and December 31, 2004 as well as certain financial information for the quarter and transition period ended September 30, 2004 and that was previously reported in our Transition Report. The Additional Restatement was based on the Audit Committee’s conclusion on such date that the Consolidated Balance Sheets as of March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004 and the related Consolidated Statements of Operations for the three months ended March 31, 2004, the three and six months ended June 30, 2004, the nine month transition period ended September 30, 2004 and the three months ended December 31, 2004 should no longer be relied upon because of errors in such financial statements. The Additional Restatement was originally described in our Current Report on Form 8-K dated May 5, 2005 and filed with the Securities and Exchange Commission on May 11, 2005. The restated financial statements for the nine months ended September 30, 2004 are included elsewhere in this document.

Following receipt of a final report on the internal investigation, the Audit Committee determined that the internal investigation had been completed on June 15, 2005. The internal investigation revealed errors in the Company’s financial statements for 2002 and 2003. Such errors included certain shipments between distributors rather than to end-customers which were not noted on applicable point-of-sales reports, inaccurate shipment dates on certain point-of-sales reports, and inaccurate quantities noted on certain point-of-sales reports. The Company reviewed these errors with reference to the guidelines set forth in SAB99. Based upon such review, the Company concluded that such errors were immaterial and thus would not result in a restatement of the 2002 or 2003 financial statements.

Material Weakness of Internal Controls Over Financial Reporting

In connection with the audit of the Company’s consolidated financial statements for the fiscal year ended September 30, 2005, the Company’s independent auditor has identified a number of material weaknesses in our internal controls over financial reporting. Certain of these material weaknesses resulted in adjustments to the Company’s fiscal year 2005 annual consolidated financial statements. If not remediated, such weaknesses could result in material misstatements to the Company’s future annual or interim financial statements that would not be prevented or detected. As a result, we have received an adverse attestation from our independent auditors regarding Sarbanes-Oxley Section 404 compliance. For a further discussion of these material weaknesses, see page 77.

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

Revenue Recognition: We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, or SAB 104, “Revenue Recognition in Financial Statements”. We recognize revenue when all of the following criteria are met: 1) there is persuasive evidence that an arrangement exists, 2) delivery of goods has occurred, 3) the sales price is fixed or determinable, and 4) collectibility is reasonably assured. The following policies apply to our major categories of revenue transactions.

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

Allowance for Doubtful Accounts: We provide an allowance for doubtful accounts to ensure trade receivables are not overstated due to un-collectibility. The collectibility of our receivables is evaluated based on a variety of factors, including the length of time receivables are past due, indication of the customer’s willingness to pay, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when we become aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or substantial deterioration in the customer’s operating results or financial position. If circumstances related to our customers change, estimates of the recoverability of receivables would be further adjusted.

Inventories: Inventories are stated at the lower of cost or market. This policy requires us to make estimates regarding the market value of our inventory, including an assessment of excess or obsolete inventory. We determine excess and obsolete inventory based on an estimate of the future demand and estimated selling prices for our products within a specified time horizon, generally 12 months. The estimates we use for expected demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. Actual demand and market conditions may be different from those projected by our management. If our unit demand forecast is less than our current inventory levels and purchase commitments, during the specified time horizon, or if the estimated selling price is less than our inventory value, we will be required to take additional excess inventory charges or write-downs to net realizable value which will decrease our gross margin and net operating results in the future. During the quarter ended March 31, 2002, we recorded a provision for excess inventory of approximately $5 million primarily related to excess inventory for our TA2022 product as a result of a decrease in forecasted sales for this product. In 2004, we increased the inventory reserves by an additional $4.3 million, from $4.9 million to $9.2 million representing 10.4 million units with a net realizable value of $2.6 million, to account for slow moving, excess, and obsolete inventory. The balance of the previously reserved inventory at September 30, 2005 has a net realizable value of $5.2 million and represents 8.7 million units. This translates into a reduction of the reserved for inventory during fiscal 2005 of $4.0 million representing 1.7 million units from the overall balance at September 30, 2004. The balance of the reserved for inventory prior to 2004, had an expected net realizable value of $1.2 million representing 3.6 million units. This translates into a reduction of this subset of the previously reserved for inventory during fiscal 2005, which remained from prior to 2004, of $3.7 million representing 3.9 million units.

Stock-Based Compensation: On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of APB 25 to stock compensation awards issued to employees. Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). On April 14, 2005, the Securities and Exchange Commission (“SEC”) announced the adoption of a rule that defers the required effective date of SFAS 123R. The SEC rule provides that SFAS 123R is now effective for registrants as of the beginning of the first fiscal year beginning after June 15, 2005.

We have not yet quantified the effects of the adoption of SFAS 123R, but it is expected that the new standard may result in significant stock-based compensation expense. The pro forma effects on net income and earnings per share as if we had applied the fair value recognition provisions of original SFAS 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of APB 25) are in our Notes to Condensed Consolidated Financial Statements (see Note 2). Although the pro forma effects of applying original SFAS 123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in some important aspects. The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by us to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method (as described below) chosen for adopting SFAS 123R.

SFAS 123R will be effective for our fiscal quarter beginning October 1, 2005, and allows for the use of the Modified Prospective Application Method. Under this method, SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption is recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS 123. In addition, companies may use the Modified Retrospective Application Method. This method may be applied to all prior years for which the original SFAS 123 was effective or only to prior interim periods in the year of initial adoption. If the Modified Retrospective Application Method is applied, financial statements for prior periods will be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS 123. We have not yet determined which method we will apply upon our adoption of SFAS 123R.

Change in Year End: On November 14, 2004, our Board of Directors approved a change in our fiscal year end from December 31 to September 30, effective as of September 30, 2004.

Results of Operations

Year Ended September 30, 2005, Nine Months Ended September 30, 2004, and Year Ended December 31, 2003

Revenue. Revenues for the year ended September 30, 2005 were $10.8 million an increase of $1.6 million or 17 percent from revenues of $9.2 million for the nine month transition period ended September 30, 2004 and a decrease of $3.1 million or 22 percent from revenues of $13.9 million for the twelve months ended December 31, 2003. In addition to the increase in revenue attributable to the longer fiscal period, the increase in revenues for the year ended September 30, 2005 as compared to the nine month period ended September, 2004 was primarily due to increase in sales of our 2024 series of products into the flat panel display television market. For the nine month period ended September 2004, sales of the TA1101, TA2024 and TA2020 decreased from the period ended December 31, 2003, partially offset by increases in sales of our TLD4012 product reflecting increased sales of DSL line drivers. In addition, revenues for the nine months ended September 30, 2004 are stated net of a $1.3 million sales return. Revenues for fiscal year 2003 decreased by $2.3 million or 14 percent from revenues of $16.2 million for fiscal year 2002. The decrease in revenues was primarily due to decreases in sales of our TA2022, TA3020 and TK2050 products, reflecting lower sales of low margin home theater products in the China market and decreased demand from Apple Computer, partially offset by increases in sales of our TLD4012 and TA2024 products reflecting increased sales of DSL line drivers and digital audio amplifier products in the flat panel TV and gaming vertical markets.

Our top five end customers accounted for 40 percent of revenue in 2005 versus 65 percent and 68 percent in 2004 and 2003 respectively. Our primary customers in 2005 were Sharp, Kyoshin Technosonic Co., Ltd. (KTS), Beko, Alcatel and Sanyo representing 16 percent, 7 percent, 6 percent, 6 percent and 5 percent of revenue, respectively. In 2004, our primary customers were Kyoshin Technosonic Co., Ltd. (KTS), Alcatel and Samsung

representing 28 percent, 19 percent and 9 percent of revenue, respectively. In 2003, our primary customers were KTS, Samsung, and Apple representing 24 percent, 18 percent and 15 percent of revenue, respectively.

Forward-Looking Guidance. We expect revenues for the first fiscal quarter ending December 31, 2005 to decline 13 to 19 percent or be in a range of approximately $2.8 to $3.0 million. The sequential decline for the next quarter is primarily due to supply constraints. Due to the minimal cash available this past quarter, we had been unable to grow production quickly enough to sustain or meet customers’ requirements. Now that we have completed the recent financing in November 2005, we expect in our second fiscal quarter of 2006 to increase our revenues and anticipate a range of $3.5 to $3.7 million. As we continue to improve our relationships with our vendors, we expect to be able to satisfy our customers’ requirements and will continue to focus on growing our business.

Gross Profit (Loss). Gross profit for the year ended September 30, 2005 was $5.5 million or 51 percent, compared to a gross loss of $2.6 million or negative 28 percent for the nine months ended September 30, 2004 and a gross profit of $4.2 million or 30 percent for fiscal year 2003. The higher gross margin achieved during the year ended September 30, 2005 is primarily attributable to the sale of inventory that was previously written down to its estimated net realizable value. This contributed $4.0 million to gross profit for the year ended September 30, 2005. Excluding this effect, the gross profit margin would have been $1.5 million or 14 percent for the year ended September 30, 2005, reflecting primarily a decrease in average selling prices. The gross loss for the nine months ended September 30, 2004 was primarily due to a net increase of $4.3 million in inventory reserves for slow moving, excess and obsolete inventory.

Inventory is reviewed and valued based on a lower of cost or market analysis. The inventory reserve at September 30, 2004 totaled $9.2 million and included approximately $5 million related to excess inventory primarily for the Company’s TA2022 product as a result of a decrease in forecasted sales for this product. In September 2004, the Company increased the inventory reserve by an additional $4.3 million from $4.9 million to $9.2 million to account for slow moving, excess, and obsolete inventory. The additional inventory charge related to slow moving and excess inventory for our TA1101B, TA3020, TA2041, TA2022 and leaded TA2024 products, the TK2350, TK2051, TK2150, TK2050 and TK2052 chipsets, and Kauai2BB and U461 die based on a decline in forecasted sales for these parts. At September 30, 2004 the Company had approximately 10.4 million units of inventory which had previously been written down to their net realizable value of approximately $2.6 million. These components and finished goods did not have a market or sales forecast based on customer demand that could support the number of units in inventory at that time.

Following the hiring of the Company’s newly promoted Vice President of Sales in January of 2005, the Company began to develop a new strategy to increase sales volume in its target markets. The Company had previously pursued a pricing strategy that had resulted in a lack of competitiveness in many end-customer accounts and applications.

During the year ended September 30, 2005, our end-customers experienced significant growth which resulted in sales of previously written down inventory primarily to existing end-customers. In addition, during this period, certain of our customers’ products have experienced growth beyond previously estimated levels. As a result of these trends, a number of our existing end-customers developed new designs and applications which offered the Company an opportunity to sell some of our previously written down inventory. For example, sales of our products for flat panel display television applications have increased as these markets have expanded, reflecting increased consumer demand for flat panel televisions due to the increasingly lower prices of consumer products that are being marketed to the public. The Company was able to address these new opportunities in the growing flat panel display market as new designs and applications became available in the first calendar quarter of 2005 in connection with our end-customers’ consumer product design and component sourcing activity. These options were not known or available at the time the inventory was written down. This additional strategy of addressing our expanding target markets resulted in sales during the March 2005, June 2005 and September 2005 quarters of previously written down inventory. It is not clear to the Company how long the markets for these new design-ins and new applications will be available.

The Company has seen results from executing this strategy and has been able to take advantage of the fast growing flat panel television market as an opportunity to sell some of the previously written down inventory. This has resulted in higher gross margin as the actual value of the inventory at the time of sale has been greater than was anticipated at the time the inventory was written down. For the quarter ended September 30, 2005 the gross margin would have been 12 percent instead of the reported gross margin of 50 percent were it not for the favorable impact of $1.3 million as a result of the sale of previously written down inventory which resulted in favorable impact to gross margin of approximately 38 percent. At September 30, 2005 the Company had approximately 8.7 million units still on hand representing a net realizable value of approximately $5.2 million. The Company expects the favorable impact to its gross margin in the first quarter of fiscal 2006 ending December 31, 2005 from the sale of previously written down inventory to be in the range of 10 percent to 20 percent, and therefore would expect to report a gross margin in the range of 30 to 40 percent for such period, although the resulting reported gross profit and gross margin may be different depending on the actual sale of previously written down inventory.

Along with our new sales strategy the Company has embarked on a program to reduce manufacturing cost of some of our higher volume products. This is being accomplished through a combination of negotiation for improved pricing from our vendors along with transitioning of many of our customers for 2024 to 2024B which is a newer lower cost version of this high volume product. In addition, we continue to utilize our engineering and applications development staff to work closely with our key customers to design-in our existing products as we continue to improve the design of our future products. As we continue the implementation of expected manufacturing cost reductions, engineering and design strategies, we would expect that our gross margin would settle in the range of 30 percent to 40 percent. This estimate is dependent on our ability to build sustainable sales volume and complete the manufacturing cost reductions, engineering and design strategies on a timely basis.

Research and Development. Research and development (R&D) expenses for the year ended September 30, 2005 were $7.4 million, an increase of $1.9 million or 35 percent from the $5.5 million during the nine months ended September 30, 2004. This increase in R&D expenses was primarily due to the longer comparable twelve-month period when compared to the nine months ended September 30, 2004. R&D expenses for the nine months ended September 30, 2004 were $5.5 million, a decrease of $1.4 million or 20 percent from R&D expenses of $6.9 million for the fiscal year ended December 31, 2003. This decrease in R&D expenses was primarily due to the shorter comparable nine month period when compared to the twelve months ended December 31, 2003. We anticipate that our R&D expenses will increase in fiscal 2006.

Selling, General and Administrative Expenses. Selling, general and administrative (S,G&A) expenses for the year ended September 30, 2005 were $8.6 million, an increase of $5.0 million or 139 percent from $3.6 million for the nine months ended September 30, 2004. The increase in S,G&A expenses for the corresponding period was due to increased legal and accounting fees associated with our on-going SEC investigation and related litigation along with the relate expenses for legal and financial compliance costs related to the Sarbanes-Oxley Act of 2002 and to increased insurance costs as a result of obtaining a new Directors and Officers Liability Insurance policy and due to the longer comparable twelve-month period when compared to the nine months ended September 30, 2004. S,G&A expenses for the nine months ended September 30, 2004 were $3.6 million, a decrease of $0.9 million or 20% from S,G&A expenses of $4.5 million in for the fiscal year ended December 31, 2003. This decrease in S,G&A expenses was primarily due to the shorter comparable nine month period when compared to the twelve months ended December 31, 2003. We anticipate that our S,G&A expenses will be flat or decrease in fiscal 2006, due to anticipated reduced activity and expenses for ongoing litigation costs, legal and financial compliance and expenses related to the Sarbanes-Oxley Act of 2002.

Change in Fair Value on Revaluation of Warrant Liability. The change in fair value on revaluation of warrant liability represents the difference between the fair value of the warrants we issued in connection with our March 3, 2005, private placement on their original issue date and (apply the full fair value method) the fair value of those same warrants on September 30, 2005. The change in fair value on revaluation of warrant liability was $0.6 million for the year ended September 30, 2005. While there was no change in fair value or revaluation of warrant liability for 2004 or 2003 since no warrants were issued during those periods. We issued additional warrants in our November 8, 2005 private placement and thus expect these to affect this change in future periods.

Interest and Other Income (Expense), net. Net interest expense for 2005 was $1,425, compared with net interest expense of $26,000 for 2004 and net interest income of $22,000 for 2003. The changes in interest income to interest expense are as a result of additional leases and the decrease in our average cash balances.

Income Taxes. We have incurred no income tax expense to date. As of September 30, 2005, we had available federal net operating loss carry-forwards of approximately $127 million and state net operating loss carry-forwards of approximately $46 million. We also had research and development tax credit carry-forwards of approximately $5 million for federal and state purposes. The net operating loss and credit carry-forwards will expire at various times through 2026. As of September 30, 2005, we had deferred tax assets of approximately $56 million which consisted primarily of net operating loss carry-forwards, research and development tax credit carry-forwards and non-deductible reserves and accruals. We have recorded a full valuation allowance against these deferred tax assets. Deferred tax assets will be recognized in future periods only as any taxable income is realized and consistent profits are reported. Deferred tax assets related to items effecting equity will be charged to equity when realized.

Liquidity and Capital Resources

Since our inception, we have financed our operations through the private sale of our equity securities, primarily the sale of preferred stock, through our initial public offering on August 1, 2000, through a private placement in January 2002, a financing in August 2004, a private placement in March 2005 and a private placement in November 2005. The January 2002, March 2005 and November 2005 private placements included warrants whereas no warrants were issued in connection with the August 2004 financing. The November 2005 private placement also included debentures convertible into common stock whereas no such convertible debentures were issued in connection with the January 2002 and March 2005 private placements or the August 2004 financing. Net proceeds to us as a result of our initial public offering, our 2002 private placement, our 2004 financing, our March 2005 private placement and our November 2005 private placement were approximately $45.4 million, $19.9 million, $5.0 million, $4.4 million and $4.8 million, respectively. In addition we received $5.4 million from the exercise of warrants issued in connection with the 2002 private placement and $0.3 million from the exercise of warrants issued in connection with the March 2005 private placement.

Net cash used for the year ended September 30, 2005 was $5.9 million, representing an increase of $3.5 million when compared to the $2.4 million used in the nine months ended September 30, 2004. Net cash used during the nine months ended September 30, 2004 increased by $1.2 million when compared to the $1.2 million used in the year ended December 31, 2003.

Net cash used by operating activities for the year ended September 30, 2005 was $9.8 million representing an increase of $0.7 million when compared to the $9.1 million used by operating activities in the nine months ended September 30, 2004. The increase was mainly due to the longer comparable twelve-month period when compared to the nine months ended September 30, 2004 in addition to an increase in prepaid expenses of $1.3 million offset by the decrease in our net loss of $1.7 million combined with the cash benefits from the sale in 2005 of inventory written down in prior years. Net cash used by operating activities increased by $5.0 million during the nine months ended September 30, 2004 when compared to the $4.1 million used by operating activities in the year ended December 31, 2003.

Net cash provided in investing activities for the year ended September 30, 2005 was $0.5 million representing a decrease in cash used of $1.2 million when compared to the $0.7 million used in investing activities in the nine months ended September 30, 2004. The decrease was primarily due to the release of $0.6 million from a letter of credit and from a decrease of $0.5 million in purchases of equipment. Cash used in investing activities during the nine months ended September 30, 2004 was $0.7 million use for investing activities representing an increase of $0.2 million when compared to the $0.5 million used in the year ended December 31, 2003.

Net cash provided by financing activities for the year ended September 30, 2005 was $3.4 million for the year ended September 30, 2005 compared to $7.4 million for the nine months ended September 30, 2004. Net cash provided by financing activities for the year ended December 30, 2003 was $3.4 million. The positive cash flow from financing activities in 2005 and 2004 were primarily due to proceeds received from the sale of equity securities of the Company to investors in a private placement in 2005 and in a registered transaction in 2004 as further described below. Cash provided by financing activities was in 2003 was mostly due to the proceeds received of approximately $3.1 million from the exercise of warrants.

On July 12, 2002, we entered into a credit agreement with a financial institution that provided for a one-year revolving credit facility in an amount of up to $10 million, subject to certain restrictions in the borrowing base based on eligibility of receivables. The credit agreement was used to issue stand-by letters of credit totaling $1.7 million to collateralize our obligations to a third party for the purchase of inventory and to provide a security deposit for the lease of new office space. Upon the expiration of the credit agreement on June 30, 2003, we entered into a Pledge and Security Agreement to provide a security interest in a money market account in the amount of $0.7 million for the standby letters of credit. In March 2004 we canceled the standby letters of credit and then reissued them using a different financial institution, entering into a Security Agreement to collateralize the standby letters of credit which totaled $0.7 million at September 20, 2004. At September 30, 2005, the Company continued to maintain a standby letter of credit in the amount of $0.2 million as security for our building lease in San Jose, California.

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

In March 2005, we completed a private placement which resulted in gross proceeds of $4.4 million. In connection with this private placement we sold 4,833,335 shares of common stock at a price of $0.90 per share and issued warrants to purchase up to 966,667 shares of common stock with an exercise price of $1.25 per share.

In October 2005, we proposed amending the warrants issued as part of the March 2005 private placement. The holders of warrants to exercise 533,333 shares of the Company’s common stock agreed to the amendment, which lowered the exercise price to $0.50 per share, eliminated the cashless net exercise provision of the warrant, and advanced the warrant termination date to October 14, 2005. The Company issued 533,333 shares of common stock upon the exercise of such amended warrants on October 14, 2005 for aggregate proceeds of $0.3 million.

In November 2005, we completed a private placement which resulted in gross proceeds of $5.0 million. In connection with this private placement, we issued 6% Senior Secured Convertible Debentures with a conversion price of $0.37 per share of common stock (subject to certain adjustments) and issued warrants to purchase up to 6,756,756 shares of common stock at an exercise of $0.37 per share and warrants to purchase up to 10,368,854 shares of common stock at an exercise price of $0.43 per share.

Our total commitments on our operating and capital leases and inventory purchases as of September 30, 2005, were as follows (in thousands):

Year ending September 30,	Operating Leases	Capital Leases	Inventory Purchase Commitments	Totals
2006	$1,189	$222	$3,329	$4,740
2007	568	21	—	589
2008	5	—	—	5
2009	—	—	—	—

Total minimum lease payments	$1,762	243	$3,329	$5,334

Less: amount representing interest		(8)

Present value of minimum lease payments		235
Less: current portion of capital lease obligations		(490)

Long-term capital lease obligations		$(255)

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

We have incurred substantial losses and have experienced negative cash flow since inception and had an accumulated deficit of $191.2 million at September 30, 2004 and $201.2 million at September 30, 2005. Beginning in August 2001, we instituted programs to reduce expenses including reducing headcount from 144 employees at the end of July 2001 to 56 employees at the end of December 2003 and reducing employee salaries by 10 percent. At the end of September, 2005 we had 65 employees.

In September 2002 we relocated our headquarters which reduced rent expense and canceled our Directors and Officers Liability Insurance policy which reduced insurance expense, although we subsequently obtained Directors and Officer Liability Insurance during the year ended September 30, 2005. These actions resulted in significant cost savings in 2003. We reduced our cash used in operating activities from approximately $13 million in 2002 to approximately $4.1 million in 2003. However, for the nine month transition period ended September 30, 2004, cash used in operating activities increased to $9.1 million and for the year ended September 30, 2005, cash used in operating activities was $9.8 million.

We, as well as certain of our directors and current and former officers have been named as defendants in certain legal proceedings described in this Annual Report on Form 10-K. We do not have third party insurance coverage for either the costs of defending these legal proceedings, including the costs of possible indemnification claims by the individual named defendants, or any potential settlement payments. The costs of defending or settling these legal proceedings will likely be significant. At this time, other than the $1.8 million that was accrued for the legal settlement that was reached on July 11, 2005, we are not able to accurately estimate the costs of the defense or of a potential settlement, but we believe that these costs may have a material adverse effect on our cash balances and may be another factor requiring the Company to raise additional funds.

During fiscal 2004, warrants were exercised which resulted in us receiving proceeds totaling approximately $2.3 million. In addition, in August 2004 we raised $5.0 million through a financing. At September 30, 2004 and September 30, 2005, we had working capital of $6.8 million and $0.4 million, including unrestricted cash of $6.6 million and $0.7 million respectively.

On August 4, 2005, we entered into a credit agreement with a financial institution for a one-year credit facility. The agreement provides advances up to $6 million of eligible securities at a 60 percent advance rate, such that the aggregate principal amount of the advances outstanding at any time may not exceed $3.6 million. Borrowings under the agreement are secured by substantially all of Tripath’s personal and intellectual property and will bear interest at 12 percent per annum. The credit arrangement contains covenants that require an infusion of subordinated debt or equity into Tripath in an amount no less than $4 million on or before March 1, 2006 and an additional $3 million on or before June 1, 2006. Failure to perform either of these covenants would be an event of default under the credit arrangement. The credit arrangement contains various other covenants binding upon us, including covenants restricting our ability to incur indebtedness and grant liens on our assets, as well as monthly and quarterly financial reporting requirements. We have not drawn down any amount from the available credit facility and agreed as part of our November 2005 private placement (i) not to draw any amounts from the facility and (ii) by January 6, 2005 either to terminate the facility or to enter into an inter-creditor agreement to effect the subordination of the facility to the debentures issued as part of the November 2005 private placement. As such, we do not expect the credit agreement to be a source of liquidity for the Company in the future.

We will need to raise additional funds to finance our activities through public or private equity or debt financings, the formation of strategic partnerships or alliances with other companies or through bank borrowings with existing or new banks. We may not be able to obtain additional funds on terms that would be favorable to our stockholders and us, or at all. In such instance, we will take measures to reduce our operating expenses, such as reducing headcount or canceling selected research and development projects. Additionally, pursuant to the terms of the private placement of November 2005, we are prohibited from issuing shares of common stock or other securities convertible or exercisable for common stock until the effective date of the registration statement contemplated by the November 2005 private placement and we are prohibited from filing any other registration statements (except for amendments to registration statements already filed) until 90 days after the effective date of the resale registration statement contemplated by the November 2005 private placement, except in connection with employee stock benefit plans, upon exercise or conversion of outstanding securities and pursuant to acquisitions or other strategic transactions that are not primarily for the purpose of raising additional capital. We are also subject to certain cash penalties payable to the selling stockholders under the March 2005 private placement and also under the November 2005 private placement under certain circumstances relating to the timely filing, effectiveness and maintenance of effectiveness of registration statements contemplated by the respective financing agreements. Our future is dependent upon obtaining sufficient additional financing as needed to fund current working capital needs and future growth, and ultimately on achieving profitability, and we cannot be certain that any such financing will be available on acceptable terms or at all. We are also reducing inventory levels and creating what we believe to be sustainable unit volume increases with many of our customers which should allow us to increase revenues and reduce manufacturing costs; however, we cannot assure that the unit volume increase with our customers will in fact be sustainable or that our revenue will increase or our manufacturing costs will decrease.

In addition, the debentures we issued on November 8, 2005 have a reset provision whereby the conversion price will be reset in the event we (i) effect a reverse stock split and/or (ii) have our common stock delisted from the Nasdaq Capital Market. As we have been delisted from the Nasdaq Capital Market effective at the opening of business on December 8, 2005, the debenture conversion price will be adjusted on February 6, 2006 to the lower of either the conversion price or the volume weighted average price of our common stock for the 10 trading days preceding such reset. This reset will lead to greater dilution to our existing shareholders.

If we cannot raise sufficient additional capital, it would adversely affect our ability to achieve our business objectives and to continue as a going concern. The Company’s independent auditors have included a going concern qualification in connection with the issuance of the report of independent auditors included in this document in respect of our consolidated financial statements for our fiscal year ending September 30, 2005. Additionally, the Company’s independent auditor has identified a number of material weaknesses in our internal accounting controls over financial reporting. As a result, we have received an adverse attestation from our independent auditors regarding Sarbanes-Oxley Section 404 compliance. These conditions may also adversely affect our ability to raise additional financing and to conduct our business.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4,” or “SFAS 151.” SFAS 151 amends ARB 43, Chapter 4 to clarify that “abnormal” amounts of idle freight, handling costs and spoilage should be recognized as current period charges. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Non-monetary Assets—an amendment of APB opinion No. 29,” or SFAS 153. SFAS 153 clarifies that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged, with a general exception for exchanges that have no commercial substance. SFAS 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

In December 2004, the FASB revised SFAS No. 123 (SFAS 123(R)). SFAS 123(R), “Share-Based Payment”, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition. SFAS 123(R) is effective for periods beginning after June 15, 2005. On April 14, 2005, the SEC announced the adoption of a new rule that amended the compliance dates for SFAS 123(R). Under the new rule, companies are allowed to implement SFAS 123(R) at the beginning of the next fiscal year, instead of the next reporting period, that begins after June 15, 2005. We are required to comply with SFAS 123(R) beginning with our fiscal quarter ending December 31, 2005. SFAS 123(R) provides transition alternatives for public companies to restate prior interim periods or prior years. We are still evaluating the transition provisions allowed by SFAS 123(R).

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

In March 2005, the FASB issued FSP No. 46(R)-5, Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FSP 46(R)-5), which provides guidance for a reporting enterprise on whether it holds an implicit variable interest in a variable interest entity (VIE) or potential VIE when specific conditions exist. FSP 46(R)-5 became applicable to the Company in the quarter ended June 30, 2005. FSP 46(R) had no impact on the Company’s consolidated results of operations and financial condition as of September 30, 2005.

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (FIN 47), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is currently evaluating the effect that the adoption of FIN 47 will have on the Company’s consolidated results of operations and financial condition, but does not expect it to have a material impact.

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20, and FASB Statement No. 3.” (SFAS 154). SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

In December 2004, the FASB issued and made effective two Staff Positions (FSP) that provide accounting guidance on how companies should account for the effect of the American Jobs Creation Act of 2004 that was signed into law on October 22, 2004. In FSP FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” the FASB concluded that the special tax deduction for domestic manufacturing, created by the new legislation, should be accounted for as a “special deduction” instead of a tax rate reduction. As such, the special tax deduction for domestic manufacturing is recognized no earlier than the year in which the deduction is taken on the tax return. FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” allows additional time to evaluate the effects of the new legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. The Company does not anticipate that this legislation will impact its results of operations or financial condition.

Risk Factors

Set forth below and elsewhere in this Report and in the other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward looking statements contained in this Report. Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this Report and our other public filings.

We need to raise additional capital to continue to operate our business, which may not be available to us.

We incurred net losses of approximately $10.0 million for the fiscal year ended September 30, 2005, $11.7 million for the nine months ended September 30, 2004, and $7.2 million for the twelve months ended December 31, 2003. Because we have had losses, we have funded our operating activities to date from the sale of securities, including our most recent financings in November 2005, March 2005, August 2004 and January 2002 as well as from the proceeds from the related exercise of warrants issued in connection with the 2002 financing and proceeds from the exercise of warrants issued in connection with the March 2005 financing. However, to grow our business significantly and to fund additional losses, we will need additional capital. We cannot be certain that any such financing will be available on acceptable terms, or at all. Moreover, additional equity financing, if available, would likely be dilutive to the holders of our equity securities, including our common stock, and debt financing, if available, would likely involve restrictive covenants.

In addition, pursuant to the terms of the private transaction under which we sold $5,000,000 in principal amount of convertible debentures on November 8, 2005, we are prohibited from issuing additional shares of common stock or other securities convertible or exercisable for common stock until the effectiveness date of the resale registration statement contemplated by our November 2005 private placement, and we are also prohibited from filing any registration statement other than the resale registration statement (except for amendments to registration statements already filed) for 90 days after the effective date of the resale registration statement, except Form S-8 registration statements in connection with employee stock benefit plans, upon exercise or conversion of outstanding securities and pursuant to acquisitions or other strategic transactions that are not primarily for the purpose of raising additional capital. We can provide no assurance as to when the resale registration statement will be declared effective. We are also subject to certain cash penalties payable to the selling stockholders in the registration statement contemplated by the March 2005 financing under certain circumstances relating to the timely filing, effectiveness and maintenance of effectiveness of such registration statement. We are further subject to certain cash penalties payable to the selling stockholders listed in the resale registration statement contemplated by our financing that closed on November 8, 2005. Such cash penalties are payable under certain circumstances relating to the timely filing, effectiveness and maintenance of effectiveness of such resale registration statement.

If we cannot raise sufficient additional capital, it would adversely affect our ability to achieve our business objectives and to continue as a going concern. The Company’s independent auditors have included a going concern qualification in connection with the issuance of their report of independent auditors in respect of our consolidated financial statements for our fiscal year ending September 30, 2005. Additionally, in connection with the audit of the Company’s consolidated financial statements for the fiscal year ended September 30, 2005, the Company’s independent auditor has identified a number of material weaknesses in our internal accounting controls over financial reporting. As a result, the Company has received an adverse attestation regarding Sarbanes-Oxley Section 404 compliance. These conditions may also adversely affect our ability to raise additional financing and to conduct our business.

Our independent registered public accounting firm has issued an adverse attestation on the adequacy of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002.

The SEC, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on internal controls over financial reporting in their annual reports on Form 10-K that contain an assessment by management of the effectiveness of the company’s internal controls over financial reporting. In addition, the company’s independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the internal controls over financial reporting. We are required to provide a report on the adequacy of internal controls over financial reporting beginning with our fiscal year ending September 30, 2005. In connection with the current audit of our financial statements for the fiscal year ended September 30, 2005, our independent auditor has identified a number of material weaknesses in our internal accounting controls over financial reporting. As a result, we have received an adverse attestation regarding compliance with Section 404 of the Sarbanes-Oxley Act of 2002 from our independent registered public accounting firm. Certain of these material weaknesses resulted in adjustments to the Company’s fiscal year 2005 annual consolidated financial statements. If not remediated, such weaknesses could result in material misstatements to the Company’s future annual or interim financial statements that would not be prevented or detected. Although we intend to diligently and vigorously review our internal controls over financial reporting in order to ensure compliance with the Section 404 requirements on an annual basis, if in the future, our independent registered public accounting firm is still not satisfied with our internal controls over financial reporting or the level at which these controls are documented, designed, operated or reviewed, or if the independent registered public accounting firm interprets the requirements, rules and/or regulations differently from us, then they may decline to attest to management’s assessment or may again issue a report that is qualified. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our consolidated financial statements, which ultimately could negatively impact our stock price as well as our ability to raise additional financing.

Neither our disclosure controls and procedures nor our internal control over financial reporting can prevent all errors or fraud, in the past these controls and procedures were not effective and resulted in restatements to our financial results, and we currently have material weaknesses in our internal controls.

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be attained. Furthermore, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-

effective control system, no evaluation of controls can provide absolute assurance that all misstatements due to error or fraud, if any, may occur and not be detected on a timely basis. These inherent limitations include the possibility that judgments in decision-making can be faulty and that breakdowns can occur because of errors or mistakes. Our controls and procedures can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Furthermore, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. While we seek to design our controls and procedures to provide reasonable assurance that information required to be disclosed in our periodic filings is timely disclosed, these inherent limitations expose us to breakdowns in such controls and procedures. For example, while our certifying officers believed that the design of our controls and procedures would ensure that material information related to the Company would be made known to them on a timely basis, in light of the circumstances underlying the Initial Restatement and Additional Restatement, these controls and procedures for the financial statement periods covered by the Initial Restatement and Additional Restatement were not effective. We have made certain changes to our internal controls over financial reporting regarding the review of sales orders designed to address these circumstances, although even these improvements to our controls and procedures cannot ensure that all errors or fraud will be prevented. Additionally, in connection with the audit of the Company’s consolidated financial statements for the fiscal year ended September 30, 2005, the Company’s independent auditor has identified a number of material weaknesses in our internal controls over financial reporting. Certain of these material weaknesses resulted in adjustments to the Company’s fiscal year 2005 annual consolidated financial statements. If not remediated, such weaknesses could result in material misstatements to the Company’s future annual or interim financial statements that would not be prevented or detected. As a result, we have received an adverse attestation from our independent auditors regarding Sarbanes-Oxley Section 404 compliance. These conditions may also adversely affect our ability to raise additional financing and to conduct our business.

If we were to have an event of default or breach a covenant under the Senior Secured Convertible Debentures (the “Debentures”) issued in our November 2005 private placement, 130 percent of the outstanding principal amount of the Debentures plus all accrued and unpaid interest would become immediately due and payable to the holders of the Debentures, and we currently do not have the cash resources to pay these obligations, which are secured by all of our assets including our intellectual property and would therefore be subject to seizure by the holders of the Debentures in the event of a default or covenant breach.

The 6% Senior Secured Convertible Debentures we issued to institutional investors in our November 2005 private placement contain numerous events of default and covenants. Events of default under the Debentures include:

•	failure to pay principal or any premium on any Debenture when due;

•	failure to pay any interest, late fees or liquidated damages on any Debenture after a period of 3 trading days;

•	failure to perform other covenants under the Debenture that is not cured by the earlier of 5 trading days after notice by holder or 10 trading days after the Company is aware of such default;

•	any default under the other financing documents that is not cured by the earlier of 5 trading days after notice or 10 trading days after the Company is aware of such default;

•	any representation or warranty under the financing documents that is untrue or incorrect in any material respect;

•	certain events of bankruptcy or insolvency of the Company or any of its subsidiaries;

•	any default by the Company or its subsidiaries under any instrument in excess of $150,000 that results in such obligation becoming due and payable prior to maturity;

•	the Company becoming party to a change of control transaction, or disposing of greater than 40 percent of its assets or redeeming more than a de minimus number of outstanding equity securities;

•	failure by the Company to have the resale registration statement (the “Resale Registration Statement”) registering the resale of the Common Stock issuable upon the conversion of the Debentures and the exercise of the Warrants (as defined below) declared effective by the SEC on or prior to April 7, 2006;

•	if, during the effectiveness period of the Resale Registration Statement, the effectiveness of the registration statement lapses for any reason or the holder shall not be permitted to resell registrable securities under such Resale Registration Statement, in either case, for more than 20 consecutive trading days or 30 non-consecutive trading days during any 12 month period, subject to certain limited exceptions;

•	failure to deliver common stock certificates to a holder prior to the third trading day after a Debenture conversion date;

•	any breach of the Voting Agreement entered into by Dr. Adya S. Tripathi in connection with the November 8, 2005 financing to vote shares of the Company’s common stock owned by him in favor of any required stockholder approval of the financing to the extent required in order to maintain the listing of the Company’s common stock on the Nasdaq Capital Market; or

•	any draw-down by the Company under its current accounts receivable secured credit agreement facility without the express prior written consent of holder.

Upon an event of default, 130 percent of the outstanding principal of the Debentures plus all accrued and unpaid interest shall become immediately due and payable to the holder of the Debentures.

The Debentures contain various covenants that limit the Company’s ability to:

•	incur additional debt, other than permitted debt as defined in the Debenture;

•	repay or repurchase more than a de minimus number of shares of common stock;

•	incur specified liens, other than permitted liens as defined in the Debenture; or

•	amend its certificate, bylaws or charter documents in a material adverse manner to the holder of the Debenture.

A breach of these covenants that is uncured within the applicable 5 or 10 trading day periods noted above would constitute an event of default under the Debentures. In addition, as part of the November 2005 private placement financing, the Company has agreed to be bound by the following additional covenants, a breach of which covenants that is uncured within the applicable 5 or 10 trading day periods noted above would constitute an event of default under the Debentures:

•	not to issue shares of common stock or other securities convertible or exercisable for common stock until the effective date of the Resale Registration Statement and not to file any other registration statements (except for amendments to registration statements already filed) until 90 days after the effective date of the Resale Registration Statement;

•	not to assume any corporate debt which is senior to the Debentures;

•	either to terminate the Company’s existing accounts receivable secured credit facility or to enter into an inter-creditor agreement to effect the subordination of the facility to the Debentures;

•	not to repay or repurchase more than a de minimus number of shares of common stock;

•	not to incur specified liens, other than certain specified permitted liens;

•	not to amend the Company’s current Certificate of Incorporation except to effect a reverse stock split or as the result of a delisting of the Company’s common stock from the Nasdaq Capital Market; and

•	not to pay cash dividends or distributions on its equity securities.

We currently do not have the cash resources to pay these obligations, which are secured by all of our assets including our personal and intellectual property, and such assets would therefore be subject to seizure by the holders of the Debentures in the event of a default or covenant breach. We cannot assure you that we will not have an event of default under the Debentures or experience a covenant breach that would trigger such an event of default.

We have maintained neither Nasdaq National Market listing requirements nor Nasdaq Capital Market listing requirements and we will be delisted from the Nasdaq Capital Market effective at the opening of business on December 8, 2005.

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

In addition, on April 26, 2005, we received a deficiency notice from Nasdaq for failing to maintain the Nasdaq National Market’s minimum $1.00 bid price requirement for continued listing. We had a grace period of 180 calendar days, or until October 24, 2005, to cure the deficiency by meeting the minimum $1.00 bid price for 10 consecutive trading days or such longer period of time as may be required by Nasdaq, at its discretion.

On May 26, 2005, we received another letter from Nasdaq notifying us that we had not regained compliance with Marketplace Rule 4450(b)(1)(A), which sets a $50 million market value of listed securities requirement for continued listing, during the relevant grace period. According to this letter, we were subject to delisting from the Nasdaq National Market. We appealed Nasdaq’s determination and a hearing before a Nasdaq Listing Qualifications Panel was held on July 14, 2005.

On August 22, 2005, we received a letter from the Office of General Counsel, Nasdaq Listing Qualifications Hearings informing us that the Nasdaq Listing Qualifications Panel determined to transfer the securities of Tripath from the Nasdaq National Market to the Nasdaq Capital Market, effective at the opening of business on August 24, 2005, and our Common Stock has been traded on the Nasdaq Capital Market since that time.

Our ability to maintain the listing of our securities on the Nasdaq Capital Market will require, among other things, (i) that Tripath’s bid price equals or exceeds $1.00 and (ii) that either the aggregate market value of Tripath’s common stock exceeds $35 million or the Company’s stockholders’ equity exceeds $2.5 million. On October 26, 2005, we received a Nasdaq Staff Determination letter indicating that we had not regained compliance with the Minimum Price Requirement, that we are not eligible for an additional 180-day compliance period given that we do not meet the Nasdaq Capital Market initial inclusion criteria set forth in Nasdaq Marketplace Rule 4310(c) and, therefore, our securities would be delisted from the Nasdaq Capital Market at the opening of business on November 4, 2005 unless we requested a hearing before a Nasdaq Listing Qualifications Panel to appeal the delisting determination. We requested a hearing before a Nasdaq Listing Qualifications Panel and the delisting of our securities has been stayed pending the panel’s decision. Such hearing was held on December 1, 2005.

We closed a $5 million financing on November 8, 2005. We received on November 14, 2005 an Additional Staff Determination letter from Nasdaq indicating that we failed to comply with (i) the shareholder approval requirements for continued listing set forth in Nasdaq Marketplace Rules 4350(i)(1)(D)(ii) and IM-4350-2 and (ii) the stockholders’ equity requirements for continued listing set forth in Nasdaq Marketplace Rule 4310(c)(2)(B), and that our securities are, therefore, subject to delisting from the Nasdaq Capital Market. The Additional Staff Determination letter also notified us that these two matters would be considered at the hearing on December 1, 2005 in rendering a determination regarding the Company’s continued listing of its common stock on the Nasdaq Capital Market.

On December 6, 2005, the Company received a notice from the Counsel to the Panel, Nasdaq Office of General Counsel, Listing Qualifications Hearing of the Nasdaq Stock Market informing the Company that the Nasdaq Listing Qualifications Panel (the “Panel”) had denied the Company’s request to continue its listing on the Nasdaq Capital Market, and that, accordingly, the Panel would delist the Company’s shares from the Nasdaq Capital Market effective at the opening of business on Thursday, December 8, 2005. The Panel found that the Company failed to meet the minimum $1.00 bid price per share requirement, as set forth in Marketplace Rule 4310(c)(4); comply with the shareholder approval requirements under Marketplace Rule 4350(i)(1)(D)(ii) and IM-4350-2; or meet the $2.5 million stockholders’ equity requirement under Marketplace Rule 4310(c)(2)(B)(i).

The Company expects that, as of December 8, 2005, its shares of common stock will trade on either the OTC Bulletin Board or, in the alternative, the Pink Sheets.

Given that our common stock has been delisted from the Nasdaq Capital Market, it will likely be more difficult to trade in or obtain accurate quotations as to the market price of our common stock. Delisting of our common stock can materially adversely affect the market price, the market liquidity of our common stock, and our ability to raise necessary capital and can otherwise have an adverse impact on our business, financial condition, and results of operations. There is no assurance that we will again satisfy the Nasdaq Capital Market’s listing requirements at any time in the future. In addition, because of the delisting the conversion price of the Senior Convertible Debentures we issued in our November 2005 private placement will be reset on the 60th calendar day following the delisting to the lower of the current $0.37 conversion price or the average of the volume weighted average price per share of our common stock or the applicable trading market for the 10 trading days preceding the reset date.

Our proposed reverse stock split that was approved by our stockholders at our September 2005 Annual Meeting, if deemed necessary by our board of directors, may be dilutive, may result in a negative market reaction and, by itself, will not permit us to comply with the Nasdaq Capital Market’s listing requirements for our common stock.

At our annual stockholder meeting held on September 30, 2005, our stockholders approved a proposal to affect a reverse stock split of our common stock at an exchange ratio ranging from one-for-two to one-for-six and authorized our board of directors to select the appropriate ration at its discretion. If the reverse stock split is deemed necessary to be effected by our board of directors and if we issue additional shares of stock beyond the shares contemplated to be issued in connection with our November 2005 financing, our proposed reverse stock split would have a dilutive effect upon our existing stockholders. Additionally, the market may react negatively to the proposed reverse stock split and the price of our common stock could decline. Finally, the proposed reverse stock split, if effected by our board of directors, will not, by itself, permit us to comply with the Nasdaq Capital Market’s listing requirements for our common stock. In addition, in the event we reverse split our Common Stock, the conversion price of the Senior Convertible Debentures we issued in our November 2005 private placement would be reset on the 60th calendar day following such reverse split to the lower of the current $0.37 conversion price or the average of the volume weighted average price per share of our common stock on the applicable trading market 10 days preceding the reset date.

We have a history of losses and may never achieve or sustain profitability.

As of September 30, 2005, we had an accumulated deficit of $201.2 million. We incurred net losses of approximately $10.0 million for the year ended September 30, 2005, $11.7 million for the nine months ended September 30, 2004 and $7.2 million for the twelve months ended December 31, 2003. We may continue to incur net losses and these losses may be substantial. Furthermore, we may continue to generate significant negative cash flow in the future. We will need to generate substantially higher revenue to achieve and sustain profitability and positive cash flow. Our ability to generate future revenue and achieve profitability will depend on a number of factors, many of which are described throughout this section. If we are unable to achieve or maintain profitability, we will be unable to build a sustainable business. In this event, our share price and the value of your investment would likely decline and we might be unable to continue as a going concern. The Company’s independent auditors have included a going concern qualification in connection with the issuance of their report of independent auditors in respect to our consolidated financial statements for our fiscal year ending September 30, 2005 included elsewhere in this report.

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

Our quarterly operating results have fluctuated significantly in the past and are likely to continue to do so in the future. The many factors that could cause our quarterly results to fluctuate include, in part:

•	level of sales and recognition of revenue;

•	mix of high and low margin products;

•	availability and pricing of wafers;

•	timing of introducing new products, including, but not limited to, the introduction of new products based on the lower cost “Godzilla” architecture, lower cost versions of existing products, fluctuations in manufacturing yields and other problems or delays in the fabrication, assembly, testing or delivery of products;

•	market acceptance of our products and our customers’ products;

•	rate of development of target markets; and

•	increases in inventory reserves associated with slow moving, excess and obsolete inventory.

A large portion of our operating expenses, including salaries, rent and capital lease are fixed expenses. If we experience a shortfall in revenues relative to our expenses, we may be unable to reduce our expenses quickly enough to offset the reduction in revenues during that accounting period, which would adversely affect our operating results. Fluctuations in our operating results may also result in fluctuations in our common stock price. If the market price of our stock is adversely affected, we may experience difficulty in raising capital or making acquisitions. In addition, we may become the object of securities class action litigation, which occurred in late 2004. As a result, we do not believe that period-to-period comparisons of our revenues and operating results are necessarily meaningful. One should not rely on the results of any one quarter as an indication of future performance.

Our stock price has been and may continue to be highly volatile.

The trading price of our stock has been and may continue to be highly volatile. For example, during the fiscal year 2005 and through December 6, 2005, our common stock had closing sales prices on Nasdaq as low as $0.31 and as high as $1.90 per share. Broad market fluctuations as well as general economic conditions may cause our stock price to decline. We believe that fluctuations of our stock price may continue to be caused by a variety of factors, including:

•	announcements of developments related to our business;

•	fluctuations in our financial results;

•	our financial condition and liquidity resources;

•	our ability to meet our obligations under the Debentures and other agreements entered into in connection with our November 2005 Financing;

•	general conditions in the stock market or around the world, terrorism or developments in the semiconductor and capital equipment industry and the general economy;

•	sales or purchases of our common stock in the marketplace;

•	announcements of our technological innovations or new products or enhancements or those of our competitors;

•	developments in patents or other intellectual property rights;

•	developments in our relationships with customers and suppliers;

•	the market listing status of our Common Stock;

•	a shortfall or changes in revenue, gross margins or earnings or other financial results from analysts’ expectations or an outbreak of hostilities or natural disasters; or

•	acquisition or merger activity.

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

A relatively small number of customers have accounted for most of our revenues to date. Any reduction or delay in sales of our products to one or more of these key customers could seriously reduce our sales volume and revenue and adversely affect our operating results. Our top five end customers accounted for 40 percent and 65 percent of revenue in the year ended September 30, 2005 and transition period ended September 30, 2004, respectively, versus 68 percent in 2003. Our primary customers in 2005 were Sharp, Kyoshin Technosonic Co., Ltd. (KTS), Beko, Alcatel and Sanyo representing 16 percent, 7 percent, 6 percent, 6 percent and 5 percent of revenue, respectively. In 2004, our primary customers were KTS, Alcatel and Samsung representing 28 percent, 19 percent and 9 percent of revenue, respectively. In 2003, our primary customers were KTS, Samsung, and Apple representing 24 percent, 18 percent and 15 percent of revenue, respectively. We expect that we will continue to rely on the success of our largest customers and on our success in selling our existing and future products to those customers in significant quantities. In addition, one distributor, Macnica, Inc. and its affiliates, accounted for 55 percent, 53 percent and 41 percent of total revenues for the year ended September 30, 2005, the nine months ended September 30, 2004, and the year ended December 31, 2003, respectively. We cannot be sure that we will retain our largest customers (whether from inside sales or through our distributors) or that we will be able to obtain additional key customers or replace key customers we may lose or who may reduce their purchases.

We currently rely on sales of three products for a significant portion of our revenue, and the failure of these products to be successful in the future could substantially reduce our sales.

We currently rely on sales of our TA2024 digital audio amplifier product family to generate a significant portion of our revenue. Sales of this product family amounted to 60 percent of our revenue for the year ended September 30, 2005, 35 percent of our revenue for the nine months ended September 30, 2004, and 39 percent of our revenue for the year ended December 31, 2003. We have developed additional products and plan to introduce more products in the future, but there can be no assurance that these products will be commercially successful. Consequently, if our existing products are not successful, our sales could decline substantially.

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

Our failure or our customers’ failure to develop and introduce new products successfully and in a timely manner would seriously harm our ability to generate revenues. Consequently, our success depends on our ability to develop new products for existing and new markets, introduce such products in a timely and cost-effective manner and to achieve design wins. The development of these new devices is highly complex, and from time to time we have experienced delays in completing the development and introduction of new products. The successful introduction of a new product may currently take up to 18 months. Successful product development and introduction depends on a number of factors, including:

•	accurate prediction of market requirements and evolving standards;

•	accurate new product definition;

•	timely completion and introduction of new product designs;

•	our financial, working capital and engineering resources;

•	availability of foundry capacity;

•	achieving acceptable manufacturing yields;

•	market acceptance of our products and our customers’ products; and

•	market competition.

We cannot guarantee success with regard to these factors. We introduced our lower cost “Godzilla” architecture products in January 2004 and have been sampling them in certain customers’ products since mid-2004. However, we have not received revenues for these products to date.

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

We provide our foundries with continuous forecasts of our production requirements; however, the ability of each foundry to provide us with semiconductor devices is limited by the foundry’s available capacity. In many cases, we place our orders on a purchase order basis, and foundries may allocate capacity to the production of other companies’ products while reducing the deliveries to us on short notice. In particular, foundry customers that are larger and better financed than us or that have long-term agreements with our foundries may cause such foundries to reallocate capacity in a manner adverse to us. While capacity at our foundries has been available during the last several years, the cyclical nature of the semiconductor industry could result in capacity limitations in a cyclical upturn or otherwise. In addition, our limited capital resources has from time to time and may in the future result in our not keeping our vendors, including our foundries, as current in our accounts payable to them as they desire which may negatively affect the amount and timing of capacity that is allocated to production of our products.

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

Semiconductor assembly and testing are complex processes, which involve significant technological expertise and specialized equipment. As a result of our reliance on third-party subcontractors for assembly and testing of our products, we cannot directly control product delivery schedules, which has in the past, and could in the future, result in product shortages or quality assurance problems that could increase the costs of manufacture, assembly or testing of our products. Almost all of our products are assembled and tested by one of five subcontractors: ASE in Korea, Malaysia and Taiwan, Hon Hai (formerly AMBIT Microsystems Corporation) in China, Lingsen in Taiwan, STMicroelectronics Group in Malaysia, and ST Assembly Test Services Ltd. in Singapore. We do not have long-term agreements with any of these suppliers and retain their services on a per order basis. The availability of assembly and testing services from these subcontractors could be adversely affected in the event a subcontractor suffers any damage or destruction to their respective facilities, or in the event of any other disruption of assembly and testing capacity. Due to the amount of time normally required to qualify assemblers and testers, if we are required to find alternative manufacturing assemblers or testers of our components, shipments could be delayed. Any problems associated with the delivery, quality or cost of our products could seriously harm our business. In addition, our limited capital resources has from time to time and may in the future result in our not keeping our vendors, including our foundries, as current in our accounts payable to them as they desire which may negatively affect the amount and timing of capacity that is allocated to production of our products.

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

We currently obtain almost all of our manufacturing, assembly and test services from suppliers who are located outside the United States and may further expand our manufacturing activities abroad. Approximately 94 percent, 89 percent and 93 percent, respectively, of our total revenue for the year ended September 30, 2005, the nine months ended September 30, 2004 and for the year ended December 31, 2003, were derived from sales to end customers based outside the United States. In addition, we often ship products to our domestic customers’ international manufacturing divisions and subcontractors.

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

The market for our DSL products is characterized by rapid technological advances, intense competition and a relatively small number of potential customers. These conditions could likely result in price erosion on existing products and pressure for cost-reduced future versions. Implementation of our products requires manufacturers to accept our technology and redesign their products. If potential customers do not accept our technology or experience problems implementing our devices in their products, our products could be rendered obsolete and our business would be harmed. If we are unsuccessful in introducing future products with enhanced performance, our ability to achieve revenue growth will be seriously harmed.

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

We do not have third party insurance coverage to offset the cost of defending the pending securities class action and derivative litigation and, therefore, defending the litigation matters set forth in this Annual Report on Form 10-K will likely materially and adversely affect our financial condition.

Our financial condition will likely be materially adversely affected by the pendency of the litigation referenced in this Annual Report on Form 10-K because we do not have third-party insurance coverage for either the costs of defending these lawsuits, including the costs of possible indemnification claims by the individual named defendants, or settling such litigation. We believe that the cost of defending or settling such litigation will have a material adverse effect on our cash balances and will be another factor requiring us to raise additional funds. In addition, these matters will require devotion of significant management resources which may also adversely affect our business operations.

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

Our business depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws to protect our proprietary technologies. We cannot be sure that such measures will provide meaningful protection for our proprietary technologies and processes. As of September 30, 2005, we had 39 issued United States patents, and 9 additional United States patent applications which are pending. In addition, we had 18 international patents issued and an additional 23 international patents pending. We cannot be sure that any patent will issue as a result of these applications or future applications or, if issued, that any claims allowed will be sufficient to protect our technology. In addition, we cannot be sure that any existing or future patents will not be challenged, invalidated or circumvented, or that any right granted thereunder would provide us meaningful protection. The failure of any patents to provide protection to our technology would make it easier for our competitors to offer similar products. In connection with our participation in the development of various industry standards, we may be required to agree to license certain of our patents to other parties, including our competitors that develop products based upon the adopted standards.

We also rely on copyright, trademark and trade secret laws in the United States and other countries to protect our proprietary rights. As discussed above, we have several international issued and pending patents in certain foreign countries. However the laws of some foreign countries in which we do business may not protect our copyrights, trademarks and trade secrets to the same extent as the laws of the United States. We also generally enter into confidentiality agreements with our employees and strategic partners, and generally control access to and distribution of our documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products, services or technology without authorization, develop similar technology independently or design around our patents. Some of our customers have entered into agreements with us pursuant to which such customers have the right to use our proprietary technology in the event we default in our contractual obligations, including product supply obligations, and fail to cure the default within a specified period of time.

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

We have a history of using employee stock options and other stock-based compensation to hire, motivate and retain our workforce. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” which will require us, starting in the first quarter of fiscal year 2006, to measure compensation costs for all stock-based compensation (including stock options and our employee stock purchase plan) at fair value and to recognize these costs as expenses in our statements of operations. The recognition of these expenses in our statements of operations will result in lower earnings per share, which could negatively impact our future stock price. In addition, if we reduced or alter our use of stock-based compensation to minimize the recognition of these expenses, our ability to recruit, motivate and retain employees may be impaired, which could put us at a competitive disadvantage in the employee marketplace.

Terrorist attacks and threats, and government responses thereto, may negatively impact all aspects of our operations, revenues, costs and stock price.

The threat of terrorist attacks involving the United States, the instability in the Middle East, a decline in consumer confidence and continued economic weakness and geo-political instability have had a substantial adverse effect on the economy. If consumer confidence does not recover, our revenues may be adversely affected for fiscal 2006 and beyond. Moreover, any further terrorist attacks involving the U.S., or any additional U.S. military actions overseas may disrupt our operations or those of our customers and suppliers. These events have had and may continue to have an adverse impact on the U.S. and world economy in general and consumer confidence and spending in particular, which could harm our sales. Any of these events could increase volatility in the U.S. and world financial markets which could harm our stock price and may limit the capital resources available to us and our customers or suppliers. This could have a significant impact on our operating results, revenues and costs and may result in increased volatility in the market price of our common stock.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk of loss. Some of the securities that we may acquire in the future may be subject to market risk for changes in interest rates. To mitigate this risk, we plan to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, which may include commercial paper, money market funds, government and non-government debt securities. We manage the sensitivity of our results of operations to these risks by maintaining a conservative portfolio, which is comprised solely of highly-rated, short-term investments. We do not hold or issue derivative, derivative commodity instruments or other financial instruments for trading purposes. Currently we are exposed to minimal market risks. Due to the short-term and liquid nature of our portfolio, if interest rates were to fluctuate by 10 percent from rates at September 30, 2005 and September 30, 2004, our financial position and results of operations would not be materially affected.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Tripath Technology Inc.

San Jose, CA

To The Board of Directors and Stockholders of Tripath Technology Inc.:

We have audited the accompanying consolidated balance sheets of Tripath Technology Inc. (the “Company”) and its subsidiary as of September 30 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended September 30, 2005, the nine month period ended September 30, 2004 and the year ended December 31, 2003. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tripath Technology Inc. at September 30, 2005 and 2004, and the consolidated results of their operations and their cash flows for the year ended September 30, 2005, the nine month period ended September 30, 2004 and the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule as of September 30, 2005 and 2004 and for each of the two years in the period then ended, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s significant recurring operating losses and accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Tripath Technology Inc.’s internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated November 23, 2005 expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/    STONEFIELD JOSEPHSON, INC.

San Francisco, California

November 23, 2005

Report of Independent Registered Public Accounting Firm On Internal Controls Over Financial Reporting

Board of Directors and Stockholders

Tripath Technology Inc.

San Jose, CA

To The Board of Directors and Stockholders of Tripath Technology Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Tripath Technology Inc. did not maintain effective internal control over financial reporting as of September 30, 2005, because of the effects of the material weaknesses identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Tripath Technology Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

•	Lack of sufficient personnel and technical accounting and financial reporting expertise within the Company’s accounting and finance function. As of September 30, 2005, the Company did not have sufficient personnel and technical accounting and financial reporting expertise within its accounting function to sufficiently address relatively complex transactions and/or accounting and financial reporting issues that arise from time to time in the course of its operations. This situation was exacerbated by the additional demands placed upon the Company’s accounting and finance personnel as it worked to meet the internal control requirements under Section 404 of the Sarbanes-Oxley Act of 2002 and the turnover in the personnel in the accounting and finance functions.

This material weakness resulted in adjustments, some of which are material to the Company’s fiscal year 2005 annual financial statements. Further, this material weakness could result in material misstatements to the Company’s future annual or interim financial statements that would not be prevented or detected.

•	Inadequate controls over the period-end financial reporting process. As of September 30, 2005, the Company’s Chief Financial Officer was responsible for preparing or compiling certain critical portions of the quarterly and annual internal financial information and was also responsible for performing a review of this information to monitor the results of operations. This review represents an important detective control in the Company’s internal control over financial reporting. Because there was no separate independent detailed review of this critical financial information, there is a risk that inaccurate information may be reported and misstatements may not be identified. Also, due to the turnover in the personnel in the accounting and finance functions many controls over period-end financial reporting were not properly followed. This material weakness resulted in adjustments, some of which are material to the Company’s fiscal year 2005 annual financial statements. Further, this material weakness could result in material misstatements to the Company’s future annual or interim financial statements that would not be prevented or detected.

•	Inadequate controls in the area of inventory. As of September 30, 2005, there were certain instances in which the Company’s standard costing was not applied correctly. In addition, in certain instances one individual had authority for certain activities which should be segregated, such as processing of point-of-sale reports, inventory reports and invoicing. The Company did not have adequate oversight and review of these personnel to compensate for the inadequate segregation of duties. These weaknesses individually represent significant deficiencies and, in the aggregate, represent a material weakness. This material weakness resulted in adjustments, some of which are material to the Company’s fiscal year 2005 annual financial statements. Further, this material weakness could result in material misstatements to the Company’s future annual or interim financial statements that would not be prevented or detected.

•	Inadequate controls in the area of fixed assets. As of September 30, 2005, management did not ensure that the Company’s Fixed Asset Policy was strictly enforced, including instances where the detail listing of assets was not comprehensive, the capitation policy was not followed and depreciation expense was not calculated correctly. In addition, the Company did not maintain adequate segregation of duties among members of its fixed asset department. In several instances, the Company had the same personnel performing duties that were not compatible. Furthermore, management did not have adequate oversight and review of these personnel to compensate for the inadequate segregation of duties. These weaknesses individually represent significant deficiencies and, in the aggregate, represent a material weakness. This material weakness resulted in adjustments, some of which are material to the Company’s fiscal year 2005 annual financial statements. Further, this material weakness could result in material misstatements to the Company’s future annual or interim financial statements that would not be prevented or detected.

•	Inadequate controls in the areas of reconciliation of accrued expenses. As of September 30, 2005, there were certain instances in which the company failed to reconcile the supporting documentation for accrued expenses to the general ledger control account impacting the Company’s ability to ensure all transactions flowing through the accounts are properly reflected in the recorded account balances. These weaknesses individually represent significant deficiencies and, in the aggregate, represent a material weakness. This material weakness resulted in adjustments, some of which are material to the Company’s fiscal year 2005 annual financial statements. Further, this material weakness could result in material misstatements to the Company’s future annual or interim financial statements that would not be prevented or detected.

•

Inadequate controls in the area of payroll/human resources. As of September 30, 2005, management did not ensure that the Company’s review of payroll reports was strictly enforced, including tracking of vacation and tracking of new and terminated employees. In addition, the Company did not maintain adequate segregation of duties among members of its payroll/human resource departments. In several instances, the Company had the same personnel performing duties that were not compatible.

Furthermore, management did not have adequate oversight and review of these personnel to compensate for the inadequate segregation of duties. These weaknesses individually represent significant deficiencies and, in the aggregate, represent a material weakness. This material weakness resulted in adjustments, some of which are material to the Company’s fiscal year 2005 annual financial statements. Further, this material weakness could result in material misstatements to the Company’s future annual or interim financial statements that would not be prevented or detected.

•	Inadequate controls in the area of information technology. As of September 30, 2005, the Company did not maintain effective controls over access to the accounting system and in some cases did not maintain complete documentation regarding these access rights. Specifically, certain of the Company’s accounting users with financial, accounting and reporting responsibilities also had inappropriate access to financial application programs and data. Such access was not in compliance with segregation of duties requirements nor was this access independently monitored. In addition, the documentation regarding access privileges of certain individuals to the accounting system was not reflective of actual access privileges. Further, the Company did not maintain adequate controls in the area of system development. These weaknesses individually represent significant deficiencies and, in the aggregate, represent a material weakness. This material weakness did not result in adjustments to the Company’s fiscal year 2005 annual financial statements. However, this material weakness could result in material misstatements to the Company’s future annual or interim financial statements that would not be prevented or detected.

•	Lack of internal control reports (under SAS 70) from critical external service providers whose processes are significant to the Company’s internal control over financial reporting. As of September 30, 2005, the Company was unable to obtain proper “Report on Controls Placed in Operation and Test of Operating Effectiveness” (in accordance with Statement of Auditing Standards No. 70) from two external service providers, and the Company did not have alternative procedures to test user controls, test controls at service organizations or request the service organization auditor to perform agreed upon procedures. These include the providers of the Company’s payroll service, and the stock management provider. The services performed by these service providers were deemed material and significant to the Company’s business and accurate financial reporting. This material weakness did not result in adjustments to the Company’s fiscal year 2005 annual financial statements. However, this material weakness could result in material misstatements to the Company’s future annual or interim financial statements that would not be prevented or detected by the Company’s system of internal control over financial reporting.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of Tripath Technology Inc.’s consolidated financial statements as of and for the year ended September 30, 2005, and this report does not affect our report dated November 23, 2005 on those consolidated financial statements.

In our opinion, management’s assessment that Tripath Technology Inc. did not maintain effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, Tripath Technology Inc. has not maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We do not express an opinion or any other form of assurance on management’s statements regarding corrective actions taken by the Company after September 30, 2005.

/s/    STONEFIELD JOSEPHSON, INC.

San Francisco, California

November 23, 2005

TRIPATH TECHNOLOGY INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2005	September 30, 2004 Restated (Note 9)
ASSETS
Current assets:
Cash and cash equivalents	$716	$6577
Restricted cash	162	762
Accounts receivable, net of allowance for doubtful accounts of $0 and $50 at September 30, 2005 and 2004 respectively	1,010	1,019
Inventories, net	5,457	3,939
Prepaid expenses and other current assets	1,512	212

Total current assets	8,857	12,509
Property and equipment, net	875	1,674
Other assets	122	123

Total assets	$9,854	$14,306

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,488	$2,908
Current portion of capital lease obligations	215	664
Current portion of deferred rent	305	266
Accrued expenses	2,899	764
Deferred distributor revenue	1,202	1,075
Warrant Liability	396	—

Total current liabilities	8,505	5,677

Deferred rent	167	471
Capital lease obligations	21	100

Total long term liabilities	188	571

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 55,410,722 and 50,043,158 shares issued and outstanding at September 30, 2005 and September 30, 2004 respectively	55	49
Additional paid-in capital	202,310	199,333
Deferred stock-based compensation	—	(95)
Other comprehensive expense	(3)	—
Accumulated deficit	(201,201)	(191,229)

Total stockholders’ equity	1,161	8,058

Total liabilities and stockholders’ equity	$9,854	$14,306

The accompanying notes are an integral part of these consolidated financial statements.

TRIPATH TECHNOLOGY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended September 30, 2005	Nine Months Ended September 30, 2004 Restated 2004	Year Ended December 31, 2003
Revenue	$10,761	$9,169	$13,891
Cost of revenue	9,312	7,415	9,467
Provision for slow moving, excess and obsolete inventory	(4,027)	4,316	243

Gross profit (loss)	5,476	(2,562)	4,181

Operating expenses:
Research and development	7,413	5,521	6,874
Selling, general and administrative	8,586	3,556	4,544

Total operating expenses	15,999	9,077	11,418

Loss from operations	(10,523)	(11,639)	(7,237)
Net gain on revaluation of warrant liability	570	—	—
Interest and other income (expense), net	(19)	(26)	22

Net loss	(9,972)	(11,665)	(7,215)

Basic and diluted net loss per share	$(0.19)	$(0.25)	$(0.17)

Number of shares used to compute basic and diluted net loss per share	53,206	46,541	41,993

The accompanying notes are an integral part of these consolidated financial statements.

TRIPATH TECHNOLOGY INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Shares	Amount	Additional Paid in Capital	Deferred Stock-based Compensation	Accumulated Deficit	Other Comprehensive Expense	Total Stockholders’ Equity
Balance at December 31, 2002	41,327	$41	$187,835	$(91)	$(172,349)		$15,436
Issuance of common stock upon exercise of stock options	660	—	498	—	—		498
Issuance of common stock upon exercise of warrants	1,896	2	3,111				3,113
Issuance of common stock through the ESPP	27	—	7	—	—		7
Reversal of previously recognized compensation due to forfeitures	—	—	(117)	10	—		(107)
Deferred stock-based compensation	—	—	—	(324)	—		(324)
Amortization of deferred stock-based compensation	—	—	—	188	—		188
Issuance of restricted stock	1,800	2	322	—	—		324
Net Loss	—	—	—	—	(7,215)		(7,215)

Balance at December 31, 2003	45,710	45	191,656	(217)	(179,564)		11,920
Issuance of common stock upon exercise of stock options	535	1	345	—	—		346
Issuance of common stock upon exercise of warrants	1,211	1	2,347	—	—		2,348
Issuance of common stock through the ESPP	87	—	43	—	—		43
Issuance of common stock	2,500	2	4,998	—	—		5,000
Stock issuance cost	—	—	(56)	—	—		(56)
Amortization of deferred stock-based compensation	—	—	—	122	—		122
Net loss (restated)	—	—	—	—	(11,665)		(11,665)

Balance at September 30, 2004 (restated)	50,043	49	199,333	(95)	(191,229)		8,058
Issuance of common stock upon exercise of stock options	425	1	135	—	—		136
Deferred stock-based compensation	—	—	19	—	—		19
Issuance of common stock through the ESPP	110	—	51	—	—		51
Issuance of common stock	4,833	5	3,380	—	—		3,385
Stock issuance costs	—	—	(608)	—	—		(608)
Amortization of deferred stock-based compensation	—	—	—	95	—		95
Foreign currency translation adjustment						(3)	(3)
Net loss	—	—	—	—	(9,972)		(9,972)

Balance at September 30, 2005	55,411	$55	$202,310	$—	$(201,201)	$(3)	$1,161

The accompanying notes are an integral part of these consolidated financial statements.

TRIPATH TECHNOLOGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended September 30, 2005	Nine Months Ended September 30, Restated 2004	Year Ended December 31, 2003
Cash flows from operating activities:
Net loss	$(9,972)	$(11,665)	$(7,215)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Change due to revaluation of warrant liability	(570)	—	—
Depreciation and amortization	895	829	1,206

Allowance for doubtful accounts	(111)	—	—
Provision for slow moving excess and obsolete inventory	(4,026)	4,316	243
Stock-based compensation	95	122	81
Changes in assets and liabilities:
Accounts receivable	120	1,012	(570)
Inventories	2,508	(2,681)	(565)

Prepaid expenses and other assets	(1,299)	9	546
Accounts payable	580	(1,151)	1,674
Accrued expenses	2,135	162	(468)
Deferred distributor revenue	127	(50)	499
Deferred rent	(265)	40	502

Net cash used in operating activities	(9,783)	(9,057)	(4,067)

Cash flows from investing activities:

Restricted cash	600	(101)	(175)
Purchase of property and equipment	(96)	(606)	(312)

Net cash provided by (used in) investing activities	504	(707)	(487)

Cash flows from financing activities:

Proceeds from issuance of common stock under ESPP and upon exercise of options	—	389	505
Issuance of common stock upon exercise of warrants	—	2,348	3113
Issuance of common stock upon sale of sale of common stock, net of issuance costs	3,949	4,944	—
Principal payments on capital lease obligations	(528)	(291)	(225)

Net cash provided by financing activities	3,421	7,390	3,393

Effect of exchange rate changes on cash and cash equivalents	(3)	—	—
Net decrease in cash and cash equivalents	(5,861)	(2,374)	(1,161)
Cash and cash equivalents at beginning of year	6,577	8,951	10,112

Cash and cash equivalents at end of year	$716	$6,577	$8,951

Supplemental disclosure of cash flow information:
Interest Income (Expense)	$(25)	$(26)	$23

Non-cash investing and financing activities:
Property and equipment acquired by capital lease	$—	$—	$317
Conversion of preferred stock into common stock	$—	$—	$—
Issuance of common stock warrants	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

TRIPATH TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY AND BASIS OF PRESENTATION:

The Company

Tripath Technology Inc. (the “Company” or “Tripath”) was incorporated in California in July 1995. The Company was reincorporated in Delaware in July 2000. The Company designs, develops and markets integrated circuit devices for the Consumer and PC Convergence, DSL and Wireless markets. On August 1, 2000, the Company completed its initial public offering of 5 million shares of common stock at $10.00 per share.

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

Going Concern

The Company’s consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred substantial losses and has experienced negative cash flow since inception and has an accumulated deficit of $201.2 million at September 30, 2005. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Beginning in August 2001, the Company instituted programs to reduce expenses including reducing headcount from 144 employees at the end of July 2001 to 56 employees at the end of December 2003 and reducing employee salaries by 10 percent. In September 2002 the Company relocated its headquarters which reduced rent expense and canceled its D&O policy which reduced insurance expense. These actions resulted in significant cost savings in 2003. The Company reduced its cash used in operating activities from approximately $13 million in 2002 to approximately $4 million in 2003. However, for the nine months ended September 30, 2004, cash used in operating activities increased to $9.1 million and for the year ended September 30, 2005 the Company used $9.8 million in cash.

During 2003 warrants were exercised which resulted in the Company receiving proceeds totaling approximately $3.1 million. During 2004, the Company received proceeds of approximately $2.3 million from the exercise of outstanding warrants and $5 million from the sale of common stock. During 2005, the Company received proceeds of approximately $4.4 million from the sale of common stock. At September 30, 2005, the Company had working capital of $0.4 million, including cash of $0.9 million.

The Company will require more cash during 2006 to fund its operations and management believes that such additional cash requirements could be met by first obtaining additional financing or by taking measures to reduce

TRIPATH TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operating expenses such as reducing headcount or canceling research and development projects. However, the Company may not be able to obtain additional funds on terms that would be favorable to its stockholders and the Company, or at all. The Company’s long term prospects are dependent upon obtaining sufficient financing as needed to fund current working capital needs and future growth, and ultimately on achieving profitability.

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

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts to ensure trade receivables are not overstated due to un-collectibility. The collectibility of the Company’s receivables is evaluated based on a variety of factors, including the length of time receivables are past due, indication of the customer’s willingness to pay, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or substantial deterioration in the customer’s operating results or financial position. If circumstances related to the Company’s customers change, estimates of the recoverability of receivables would be further adjusted.

Cash and cash equivalents and restricted cash

The Company considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash and money market funds, the fair value of which approximates cost.

TRIPATH TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the Company’s cash and cash equivalents (in thousands):

	September 30, 2005	September 30, 2004
Cash and cash equivalents:
Cash	$530	$942
Money market funds	186	5,635

	$716	$6,577

At September 30, 2005 and September 30, 2004, the Company had $0.2 million and $0.8 million in restricted cash, respectively. The restricted cash represents monies held in a separate money market account that collateralize standby letters of credit that have been issued (see Note 7).

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

Concentration of credit risk and significant customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. Substantially all of the Company’s cash and cash equivalents are invested in highly-liquid money market funds. The Company sells its products through distributors and directly to original equipment manufacturers. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses, as considered necessary by management. Credit losses to date have been consistent with management’s estimates. During the year ended September 30, 2005, the nine months ended September 30, 2004 and year ended December 31, 2003 the Company wrote-off bad debts which had previously been reserved totaling approximately $0, $0, and $295,000, respectively.

The following table summarizes sales to end customers comprising 10 percent or more of the Company’s total revenue for the periods indicated:

	% of Revenue for the Year Ended September 30, 2005	% of Revenue for the Nine Months Ended September 30, 2004 Restated 2004	% of Revenue for the Year Ended December 31, 2003
Customer A	40%	28%	24%
Customer B	16%	19%	—%
Customer C	12%	9%	18%
Customer D	—%	—%	15%

The Company’s accounts receivable were concentrated with 3 customers at September 30, 2005 representing 40 percent, 16 percent and 12 percent of aggregate gross receivables, three customers at September 30, 2004 representing 28 percent, 19 percent and 9 percent of aggregate gross receivables and three customers at December 31, 2003 representing 24 percent, 18 percent and 15 percent of aggregate gross receivables.

TRIPATH TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories

Inventories are stated at the lower of cost or market. This policy requires the Company to make estimates regarding the market value of the Company’s inventory, including an assessment of excess or obsolete inventory. The Company determines excess and obsolete inventory based on an estimate of the future demand and estimated selling prices for the Company’s products within a specified time horizon, generally 12 months. The estimates the Company uses for expected demand are also used for near-term capacity planning and inventory purchasing and are consistent with the Company’s revenue forecasts. Actual demand and market conditions may be different from those projected by the Company’s management. If the Company’s unit demand forecast is less than the Company’s current inventory levels and purchase commitments, during the specified time horizon, or if the estimated selling price is less than the Company’s inventory value, the Company will be required to take additional excess inventory charges or write-downs to net realizable value which will decrease the Company’s gross margin and net operating results in the future. During the quarter ended March 31, 2002, the Company recorded a provision for excess inventory of approximately $5 million primarily related to excess inventory for the Company’s TA2022 product as a result of a decrease in forecasted sales for this product. In 2004, the Company increased the inventory reserves by an additional $4.3 million from $4.9 million to $9.2 million to account for slow moving, excess, and obsolete inventory. The additional inventory charge related to slow-moving and excess inventory for our TA1101B, TA3020, TA2041, TA2022 and leaded TA2024 products, the TK2350, TK2051, TK2150, TK2050 and TK2052 chipsets, and Kauai 2BB and U461 die based on a decline in forecasted sales for these parts. These components and finished goods did not have a market or sales forecast based on customer demand that could support the number of units in inventory at that time. During the year ended September 30, 2005, the Company released a net amount of approximately $4.0 million of inventory reserves for products sold that were previously reserved for. These releases were due to the Company’s end-customers experiencing significant growth which resulted in sales of previously written down inventory. In addition during 2005, certain of the Company’s customers’ products had experienced growth beyond previously estimated levels.

Inventory purchase commitment losses

The Company accrues for estimated losses on non-cancelable purchase orders. The estimated losses result from anticipated future sale of products for sales prices less than the estimated cost to manufacture. Inventory purchase commitment losses accrued at September 30, 2005, September 30, 2004 and December 31, 2003 were $0.

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

TRIPATH TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Comprehensive income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purposes financial statements. There was no difference between the Company’s net loss and its total comprehensive loss for the year ended September 30, 2005, the nine months ended September 30, 2004, and for the year ended December 31, 2003.

Accounting for stock-based compensation

At September 30, 2005, the Company has two stock-based employee compensation plans, which are described more fully in Note 5. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost related to stock options is reflected in net income for the year ended September 30, 2005, the nine months ended September 30, 2004 and year ended December 31, 2003, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Year Ended September 30, 2005	Nine Months Ended September 30, 2004 Restated	Year Ended December 31, 2003
Net loss applicable to common stockholders, as reported	$(9,972)	$(11,665)	$(7,215)
Total stock-based employee compensation expense included in the net loss, determined under the recognition and measurement principles of APB Opinion No. 25	95	122	81
Total stock-based employee compensation expense determined under fair value based method for all awards	(3,657)	(2,378)	(1,211)

Pro forma net loss applicable to common stockholders	$(13,534)	$(13,921)	$(8,345)

As reported	$(0.19)	$(0.25)	$(0.17)

Pro forma	$(0.25)	$(0.30)	$(0.20)

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

TRIPATH TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of options at the date of grant was estimated on the date of grant based on the method prescribed by SFAS No. 123. The following table summarizes the estimated fair value of options and assumptions used in the SFAS No. 123 calculations for stock option plans:

	Year Ended September 30, 2005	Nine Months Ended September 30, 2004	Year Ended December 31, 2003
Estimated fair value	$.62	$1.12	$0.73
Expected lives (in years)	5	5	5
Volatility	150%	155%	157%
Risk-free interest rate	3.94%	3.29%	2.96%
Dividend yield	—	—	—

The following table summarizes the estimated fair value of employees’ purchase rights and assumptions used in the SFAS No. 123 calculations:

	Year Ended September 30, 2005	Nine Months Ended September 30, 2004	Year Ended December 31, 2003
Estimated fair value	$.31	$2.91	$0.15
Expected lives (in years)	0.5	0.5	0.5
Volatility	150%	155%	157%
Risk-free interest rate	3.94%	3.29%	2.96%
Dividend yield	—	—	—

The following tables sets forth, for each of the periods presented, deferred stock-based compensation recorded and the amortization of deferred stock-based compensation (in thousands):

	Year Ended September 30, 2005	Nine Months Ended September 30, 2004	Year Ended December 31, 2003
Deferred stock-based compensation	$—	$—	$(324)
Amortization of deferred stock-based compensation	95	122	188
Reversal of previously recognized compensation due to forfeitures	—	—	(107)

Unamortized deferred stock-based compensation at September 30, 2005, September 30, 2004 and December 31, 2003 was $0, $95,000 and $217,000, respectively.

Stock-based compensation attributable to individuals that worked in the following functions is as follows (in thousands):

	Year Ended September 30, 2005	Nine Months Ended September 30, 2004	Year Ended December 30, 2003
Manufacturing/operations (cost of revenues)	$—	$—	$4
Research and development	—	1	20
Selling, general and administrative	95	121	57

Total stock-based compensation	$95	$122	$81

TRIPATH TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment and geographic information

The Company has determined that it has one reportable business segment: the design, license and marketing of integrated circuits.

The following is a geographic breakdown of the Company’s sales by shipping destination for the following periods:

	Year Ended September 30, 2005	Nine Months Ended September 30, 2004 Restated 2004	Year Ended December 31, 2003
United States	$628	$1,034	$909
Japan	4,888	4,927	6,117
Singapore	21	142	522
Taiwan	1,167	222	1,325
China	1,393	1,424	797
Korea	718	—	3,146
Rest of world	1,946	1,420	1,075

	$10,761	$9,169	$13,891

Net property and equipment by country was as follows:

	September 30, 2005	September 30, 2004	December 31, 2003
United States	$324	$891	$1,532
Korea	264	389	317
Malaysia	282	362	—
Japan	5	32	48

	$875	$1,674	$1,897

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4,” or “SFAS 151.” SFAS 151 amends ARB 43, Chapter 4 to clarify that “abnormal” amounts of idle freight, handling costs and spoilage should be recognized as current period charges. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Non-monetary Assets—an amendment of APB opinion No. 29,” or SFAS 153. SFAS 153 clarifies that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged, with a general exception for exchanges that have no commercial substance. SFAS 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

In December 2004, the FASB revised SFAS No. 123 (SFAS 123(R)). SFAS 123(R), “Share-Based Payment”, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition. SFAS 123(R) is effective for periods beginning after June 15, 2005. On

TRIPATH TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 14, 2005, the SEC announced the adoption of a new rule that amended the compliance dates for SFAS 123(R). Under the new rule, companies are allowed to implement SFAS 123(R) at the beginning of the next fiscal year, instead of the next reporting period, that begins after June 15, 2005. We are required to comply with SFAS 123(R) beginning with our fiscal quarter ending December 31, 2005. SFAS 123(R) provides transition alternatives for public companies to restate prior interim periods or prior years. We are still evaluating the transition provisions allowed by SFAS 123(R).

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

In March 2005, the FASB issued FSP No. 46(R)-5, Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FSP 46(R)-5), which provides guidance for a reporting enterprise on whether it holds an implicit variable interest in a variable interest entity (VIE) or potential VIE when specific conditions exist. FSP 46(R)-5 became applicable to the Company in the quarter ended June 30, 2005. FSP 46(R) had no impact on the Company’s consolidated results of operations and financial condition as of September 30, 2005.

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (FIN 47), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is currently evaluating the effect that the adoption of FIN 47 will have on the Company’s consolidated results of operations and financial condition, but does not expect it to have a material impact.

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20, and FASB Statement No. 3.” (SFAS 154). SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

In December 2004, the FASB issued and made effective two Staff Positions (FSP) that provide accounting guidance on how companies should account for the effect of the American Jobs Creation Act of 2004 that was signed into law on October 22, 2004. In FSP FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” the FASB concluded that the special tax deduction for domestic manufacturing, created by the new legislation, should be accounted for as a “special deduction” instead of a tax rate reduction. As such, the special tax deduction for domestic manufacturing is recognized no earlier than the year in which the deduction is taken on the tax return. FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” allows additional time to evaluate the effects of the new legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. The Company does not anticipate that this legislation will impact its results of operations or financial condition.

TRIPATH TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net loss per share

Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common stock outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common stock and dilutive potential common stock outstanding. The calculation of diluted net loss per share excludes potential common stock if the effect is anti-dilutive. Potential common stock consists of incremental common stock issuable upon the exercise of stock options, shares issuable upon conversion of convertible preferred stock and common stock issuable upon the exercise of common stock warrants.

The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share amounts):

	Year Ended September 30, 2005	Nine Months Ended September 30, 2004 Restated	Year Ended December 31, 2003
Numerator:
Net loss applicable to common stockholders	$(9,972)	$(11,665)	$(7,215)

Denominator:
Weighted average common stock	53,206	46,541	41,993

Net loss per share:
Basic and diluted	$(0.19)	$(0.25)	$(0.17)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods presented (in thousands):

	Year Ended September 30, 2005	Nine Months Ended September 30, 2004	Year Ended December 31, 2003
Common stock options	10,403	11,418	8,501
Common stock under Employee Stock Purchase Plan	125	234	322
Common stock warrants	968	16	1,229
Restricted Stock	1,800	1,800	1,800

TRIPATH TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—BALANCE SHEET COMPONENTS (in thousands):

	September 30, 2005	September 30, 2004 Restated	December 31, 2003
Accounts receivable, net:
Accounts receivable	$1,142	$1,089	$2,101
Less: allowance for sales returns	(132)	(20)	(10)
Less: allowance for doubtful accounts	—	(50)	(50)

	$1,010	$1,019	$2,041

Inventories, net:
Raw materials	$4,805	$6,668	$5,148
Work-in-process	986	847	1,007
Finished goods	3,913	4,938	3,551
Inventory held by distributors	925	685	731

	10,629	13,138	10,437
Less: reserve for slow-moving, excess and obsolete inventory	(5,172)	(9,199)	(4,863)

	$5,457	$3,939	$5,574

Property and equipment, net:
Furniture and fixtures	$100	$221	$221
Software	4,273	4,265	4,175
Equipment	3,908	4,749	4,233
Leasehold improvements	152	152	152

	8,433	9,387	8,781
Less: accumulated depreciation and amortization	(7,558)	(7,713)	(6,884)

	$875	$1,674	$1,897

Property and equipment includes assets under capital leases and accumulated amortization of assets under capital leases of $1,853,000, $1,217,000 and $925,000, at September 30, 2005, September 30, 2004 and at December 31, 2003, respectively.

	September 30, 2005	September 30, 2004 Restated	December 31, 2003
Accrued expenses:
Accrued compensation and related benefits	$394	$260	$218
Accrued audit fees	214	123	95
Other accrued expenses	2,291	381	289

	$2,899	$764	$602

TRIPATH TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—COMMON STOCK:

The Company’s Amended and Restated Articles of Incorporation authorize the Company to issue 100,000,000 shares of common stock. At September 30, 2005, September 30, 2004 and December 31, 2003, there were 55,410,722, 50,043,158 shares and 45,709,740 shares, respectively, of common stock issued and outstanding.

The Company has reserved the following number of shares of common stock for future issuance (in thousands):

	September 30, 2005	September 30, 2004
Common stock warrants	968	16
Common stock under Employee Stock Purchase Plan	125	234
Common stock upon exercise of outstanding stock options	10,403	11,418

	11,496	11,668

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

As a result of the favorable conversion price of the preferred shares at the date of issuance, the Company recorded accretion of approximately $15 million (thus increasing the “net loss applicable to common stockholders” for the year ended December 31, 2002) relating to the beneficial conversion feature representing the difference between the accounting conversion price and the fair value of the common stock on the date of the transaction, after valuing the warrants issued in connection with the financing transaction. The Company valued the warrants using the Black-Scholes option pricing model, applying an expected life of three years, a weighted average risk-free rate of 3.61 percent, an expected dividend yield of zero percent, a volatility of 130 percent and a deemed fair value of common stock of $2.35, which was the value of the Company’s common stock on the date of grant.

In August 2004 the Company completed a financing through the sale of 2,500,000 shares of common stock at a price of $2.00 per share.

In March 2005 the Company completed a financing through the sale of 4,833,336 shares of common stock at a price of $0.91 per share in a private placement. In connection with this private placement, the Company also issued warrants to purchase up to 966,667 shares of common stock with an exercise price of $1.25 per share.

TRIPATH TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On March 3, 2005, the Company completed a private placement which resulted in gross proceeds of $4.4 million. In connection with this private placement the Company sold 4,833,335 shares of common stock at a price of $0.90 per share and issued warrants to purchase up to 966,667 shares of common stock. The warrants have a term of 3.5 years and an exercise price equal to $1.25. Since the warrants are subject to certain registration rights, the Company recorded a warrant liability, totaling $967,000, in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The warrant liability has subsequently been recalculated using the closing price of the Company’s common stock as of September 30, 2005 of $0.68. The registration rights provide for the Company to file with the Securities and Exchange Commission a Registration Statement covering the resale of all of the securities issued in connection with the private placement. The registration statement was filed with the Securities and Exchange Commission on March 24, 2005. We were required to have received an effective registration no later than 30 days after the Closing date. If the registration was not effective by that time we incurred penalties. The registration became effective on September 12, 2005, and we do not anticipate any future penalties associated with the registration. The Company valued the warrants using the Black-Scholes option pricing model, applying a life of 3.5 years, a risk free interest rate of 4.02%, an expected dividend yield of 0%, a volatility of 154% and a deemed fair value of

TRIPATH TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common stock of $1.17 which was the closing price of the Company’s common stock on March 3, 2005. In accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”, the Company revalued the warrants as of September 30, 2005 using the Black-Scholes option pricing model. Assumptions regarding the life, the expected dividend yield and volatility were left unchanged but the Company did apply a risk free interest rate of 4.13% and a deemed fair value of common stock of $0.68, which was the closing price of the Company’s common stock on September 30, 2005. The difference between the fair value of the warrants as of September 30, 2005 and the previous valuation as of June 30, 2005 has been recorded as a change in fair value on revaluation of warrant liability.

Restricted stock

In April 2003, the Company issued 1.8 million shares of restricted stock, pursuant to the 2000 Stock Plan. The Company determined the value of the restricted stock grant to be $324,000 by reference to the quoted market price at the time of issuance and is amortizing this amount over two years. Compensation expense related to the issuance of restricted stock was $94,000, $122,000 and $108,000 for the year ended September 30, 2005, the nine months ended September 30, 2004 and year ended December 31, 2003, respectively.

NOTE 5—EMPLOYEE BENEFIT PLANS:

Stock Option Plans

In April 2000, the Company adopted the 2000 Stock Option Plan (the “2000 Plan”). Upon adoption of the 2000 Plan, shares reserved for issuance under the 1995 Stock Option Plan relating to un-granted options were cancelled, and outstanding options under the 1995 Plan became subject to the 2000 Plan. The 2000 Plan authorizes the Board of Directors to grant incentive stock options (“ISOs”) and non-statutory stock options (“NSOs”) to employees, directors and consultants for up to 19,300,000 shares of common stock. ISOs may be granted only to employees of the Company (including officers and directors who are also employees). NSOs may be granted to employees, non-employee directors and consultants of the Company. No person will be eligible to receive more than 500,000 shares in any fiscal year pursuant to awards under the 2000 Plan other than a new employee of the Company who will be eligible to receive no more than 1,000,000 shares in the fiscal year in which such employee commences employment.

Under the 2000 Plan, ISOs and NSOs are granted at a price that is not to be less than 100 percent of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. Initial hire-on stock options generally vest at 25 percent on the first anniversary date from the date of grant and then monthly thereafter over the remaining 36 months. Subsequent discretionary stock options, generally vest equally each month over 48 months. Options granted to shareholders who own more than 10 percent of the outstanding stock of the Company at the time of grant must be issued at prices not less than 110 percent of the estimated fair value of the stock on the date of grant. Options under the 2000 Plan may be granted for periods up to 10 years.

TRIPATH TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock option activity under the Company’s Stock Option Plans (in thousands, except per share data):

		Options Outstanding
	Options Available for Grant	Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 2002	6,219	7,535	$2.88
Granted	(2,955)	2,955	$0.83
Grant of restricted stock	(1,800)	—	—
Additional shares reserved	2,000	—	—
Canceled	1,329	(1,329)	$2.53
Exercised	—	(660)	$0.72

Balance at December 31, 2003	4,793	8,501	$2.40
Granted	(3,975)	3,975	$1.61
Additional shares reserved	2,000	—	—
Canceled	523	(523)	$1.16
Exercised	—	(535)	$0.65

Balance at September 30, 2004	3,341	11,418	$2.25
Granted	(1,055)	1,055	$1.10
Additional shares reserved	—	—	—
Canceled	1,645	(1,645)	$1.70
Exercised	—	(425)	$0.33

Balance at September 30, 2005	3,341	10,403	$2.20

Significant options groups outstanding at September 30, 2005 and related weighted average exercise prices and contractual life information are as follows:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price Per Share	Number Vested and Exercisable	Weighted Average Exercise Price Per Share
$ 0.14–$ 0.21	1,677,126	6.4	$0.15	1,339,541	$0.15
$ 0.22–$ 2.50	6,808,574	7.8	$1.01	3,369,020	$0.93
$ 2.51–$ 4.50	832,357	7.2	$4.30	527,557	$4.37
$ 4.51–$ 8.00	169,665	3.3	$6.05	169,665	$6.05
$ 8.01–$12.00	855,000	4.7	$11.97	855,000	$11.97
$12.01–$19.88	55,000	5.2	$14.31	55,000	$14.31
$20.89–$22.35	5,000	5.0	$21.75	5,000	$21.75

	10,402,722	7.2	$2.20	6,320,783	$2.82

The weighted-average grant date fair value of options granted during the year ended September 30, 2005 was $1.10. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2004 was $1.48. The total number of options exercisable as of December 31, 2003 was 3,732,080 and the weighted-average grant date fair value of options granted during the year ended December 31, 2003 was $0.71.

TRIPATH TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2000 Employee Stock Purchase Plan

In April 2000 the Company adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”) under which 500,000 shares of common stock have been reserved for issuance. Eligible employees may elect to withhold up to 15 percent of their salary to purchase shares of the Company’s common stock at a price equal to 85 percent of the market value of the stock at the beginning or ending of a six month offering period, whichever is lower. No more than 5,000 shares may be purchased by an eligible employee during any calendar year. The Purchase Plan will terminate in 2010. Under the Purchase Plan, 109,705, 87,263, and 27,184 shares were issued during the year ended September 30, 2005, the nine months ended September 30, 2004, and year ended December 31, 2003, respectively.

The Company did not recognize compensation expense related to employee purchase rights in 2003.

401(k) Plan

The Company sponsors a 401(k) Plan (the “401(k) Plan”) which provides tax-deferred salary deductions for eligible employees. Employees may contribute up to 15 percent of their annual compensation to the 401(k) Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The 401(k) Plan permits, but does not require, the Company to make matching contributions. To date, no such matching contributions have been made.

NOTE 6—INCOME TAXES:

At September 30, 2005, the Company had net operating loss carry-forwards for federal and state income tax purposes of approximately $126,800,000 and $46,200,000 respectively, which expire in varying amounts beginning in 2008 through 2026. In addition, the Company has credit carry-forwards of approximately $4,800,000 for federal and state purposes. The federal and state carry-forwards expire in varying amounts through 2026. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss and tax credit carry-forwards may be impaired or limited in certain circumstances. Events which could cause limitations in the use of net operating loss and tax credit carry-forwards that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50 percent, as defined, over a three-year period.

	September 30, 2005	September 30, 2004
Deferred taxes comprise the following (in thousands):
Net operating loss carry-forwards	$45,807	$41,086
Non-deductible reserves and accruals	3,235	5,113
Credit carry-forwards	4,294	4,321
Capitalized research and development	2,497	2,934
Depreciation	182	427

Net deferred tax assets	56,015	53,881
Less: Valuation allowance	(56,015)	(53,881)

Net deferred tax assets	$—	$—

The Company believes that, based on number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. These factors include the Company’s history of losses, and relatively high expense levels, the fact that the market in which the Company competes is intensely competitive and characterized by rapidly changing

TRIPATH TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

technology, the lack of carry-back capacity to realize deferred tax assets and the uncertainty regarding market acceptance of the Company’s products. The Company will continue to assess the realizability of the deferred tax assets based on actual and forecasted operating results. Deferred tax assets related to items effecting equity will be charged to equity when realized.

Income tax expense differed from the amounts computed by applying the statutory federal income tax rate of 34 percent to pretax income as a result of the following (in thousands):

	September 30, 2005	September 30, 2004
Federal tax at statutory rate	$(3,690)	$(4,282)
Amortization of intangibles	73	83
Net operating loss not benefited	3,572	4,147
Nondeductible expenses	11	8
Nondeductible stock compensation	34	44

Total income tax expense	$—	$—

NOTE 7—COMMITMENTS AND CONTINGENCIES:

Lease commitments

The Company leases office space and equipment under non-cancelable operating leases with various expiration dates through 2007. Rent expense for operating leases was as follows (in thousands):

	Year Ended September 30, 2005	Nine Months Ended September 30, 2004	Year Ended December 31, 2003
Rent expense	$829	$619	$837

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

Future minimum lease payments under non-cancelable operating leases and capital leases are as follows (in thousands):

Year Ending September 30,	Operating Leases	Capital Leases
2006	$1,189	$222
2007	568	21
2008	5	—
2009	—	—
2010 and beyond	—	—

Total minimum lease payments	$1,762	243

Less: amount representing interest		(8)

Present value of minimum lease payments		235
Less: current portion of capital lease obligations		(490)

Long-term capital lease obligations		$(255)

TRIPATH TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventory purchase commitments

At September 30, 2005 the Company had open purchase orders for the purchase of inventory totaling approximately $3.3 million. These purchase orders may only be cancelled if the foundry has not yet started production of the wafers to which the open purchase orders relate.

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

The Company provides a limited warranty for up to one year for any defective products. During the year ended September 30, 2005, the nine months ended September 30, 2004 and year ended December 31, 2003, warranty expense was insignificant. The Company has a reserve for warranty costs of $20,000, which has not changed in the past year.

In March 2004, the Company entered into a Security Agreement to provide collateral for outstanding standby letters of credit which totaled $0.7 million at September 30, 2004. During 2005 one of these letters of credit expired and was not renewed. The second letter of credit for $0.2 million remains in place at September 30, 2005.

Pursuant to its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. To date, the Company has not incurred any costs in connection with these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2005. The Company is self-insured for these and similar claims. The lawsuits described below in Note 8 involve claims that may be covered by these indemnification agreements.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors and customers, its sub-landlord and (ii) its agreements with investors. Under these provisions the Company has agreed to generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. To date, the Company has not incurred any costs in connection with these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2005.

TRIPATH TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8—LITIGATION:

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

Federal Securities Class Actions

Beginning on November 4, 2004, plaintiffs filed four separate complaints purporting to be class actions in the United States District Court for the Northern District of California alleging that we and certain of our present or former officers and/or directors, Dr. Adya S. Tripathi, David Eichler and Graham Wright, violated Sections 10(b) and 20(a) of the Exchange Act. Plaintiffs purported to represent a putative class of shareholders who purchased or otherwise acquired Tripath securities between January 29, 2004 and October 22, 2004. The complaints contain varying allegations, including that we and the individual defendants made materially false and misleading statements with respect to our financial results and with respect to our business, prospects and operations in the our filings with the SEC, press releases and other disclosures. The complaints seek unspecified compensatory damages, attorneys’ fees, expert witness fees, costs and such other relief as may be awarded by the Court.

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

On July 11, 2005, the Company entered into a Stipulation and Settlement Agreement (the “Stipulation”) which was filed with the Court on July 12, 2005. The settlement class consists of all persons who purchased the securities of Tripath between January 29, 2004 and June 13, 2005, inclusive. Under the terms of the Stipulation, the parties agreed that the class action will be dismissed in exchange for a payment of $200,000 in cash by Tripath and the issuance of 2.45 million shares of Tripath common stock which shall be exempt from registration pursuant to Section 3(a)(10) of the Securities Act. The Stipulation remains subject to the satisfaction of various conditions, including without limitation final approval of the Stipulation by the Court, including a finding that the 2.45 million shares of Tripath common stock to be issued are exempt from registration pursuant to Section 3(a)(1) of the Securities Act. On October 20, 2005, the Court entered a Preliminary Order for Notice and Hearing in Connection with Settlement Proceedings. The hearing for final approval of the settlement is scheduled for January 24, 2006.

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

TRIPATH TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On April 4, 2005, the Court ordered that all deadlines shall be stayed for Defendants filing any motions to quash and/or dismiss for lack of personal jurisdictions, or otherwise respond to the Complaint, until such date as the parties mutually designate to the Court for the Court’s approval. A Case Management Conference is scheduled for December 13, 2005 before the Court. The parties currently are engaged in settlement discussions.

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

On October 6, 2005, the Court entered an Order granting the Company’s motion to transfer this action from the Southern District of New York to the United States District Court for the Northern District of California. On September 27, 2005, the Court also ordered that should the motion to transfer be granted, the Company and the individual defendants need not respond to the Complaint until such time as the transferee Court should determine. On November 29, 2005, the Court entered a stipulation and order establishing briefing and hearing schedule for the anticipated motion to dismiss the complaint to be filed by the Company, Dr. Tripathi and Mr. Eichler. This anticipated motion to dismiss has been scheduled for hearing on February 10, 2006.

Changes in and Disagreements with Accountants

As previously disclosed in our current report on Form 8-K dated October 18, 2004 and filed on October 22, 2004, in October 2004, our former independent registered public accountants, BDO Seidman LLP, or BDO,

TRIPATH TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Audit Committee investigation and discussion included a review of our compliance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements, or SAB 104, as applied to the circumstances surrounding the Product Return. Under SAB 104, a requirement for revenue recognition is that all of the following criteria must be met: (1) there is persuasive evidence that an arrangement exists, (2) delivery of goods has occurred, (3) the sales price is fixed or determinable, and (4) collectibility is reasonably assured. In addition, pursuant to our revenue recognition policy, for sales to distributors, we defer recognition of revenue until such time that the distributor sells products to its customers based upon receipt of point-of-sales reports from the distributor. The internal investigation revealed that approximately $1.4 million of a sale of our product to the Distributor did not meet the foregoing criteria because our former employee had agreed that the Distributor could return the product at the Distributor’s discretion, which forms the basis of the Restatement. This former employee had on this occasion agreed to a term of sale that was outside of our standard practices and was not referenced in the documentation related to the sale submitted to our finance department. Given the discovery of this arrangement for the Distributor to return the product, the Audit Committee concluded on January 25, 2005 that we should restate certain financial information that was previously reported in our Form 10-Q for the quarter ended June 30, 2004 filed with the Securities and Exchange Commission on August 6, 2004. For more information regarding the Restatement, please see Note 9 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. In addition, the Audit Committee approved certain changes to our internal controls over financial reporting as an additional remedial action in response to the report of our litigation counsel and our forensic accountant and to the report by our Chief Financial Officer.

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

TRIPATH TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Following receipt of a final report on the internal investigation, the Audit Committee determined that the internal investigation had been completed on June 15, 2005. The internal investigation revealed errors in the Company’s financial statements for 2002 and 2003. Such errors included certain shipments between distributors rather than to end-customers which were not noted on applicable point-of-sales reports, inaccurate shipment dates on certain point-of-sales reports, and inaccurate quantities noted on certain point-of-sales reports. The Company reviewed these errors with reference to the guidelines set forth in SAB99. Based upon such review, the Company concluded that such errors were immaterial and thus would not result in a restatement of the 2002 or 2003 financial statements.

SEC Investigation

On or about November 9, 2004, the SEC requested that we voluntarily produce documents responsive to certain document requests in the investigation entitled In the Matter of Tripath Technology, Inc. On or about January 25, 2004, February 14, 2005, and February 16, 2005, the SEC made additional documents requests. On or about March 30, 2005, the SEC issued a subpoena to the Company seeking additional documents. We have produced documents in response to the SEC’s voluntary requests for documents as well as the subpoena. We have cooperated with the SEC in its review of these matters.

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

NOTE 9—RESTATEMENT OF PREVIOUSLY REPORTED TRANSITION PERIOD FINANCIAL INFORMATION:

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

TRIPATH TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As a result, the Audit Committee concluded on May 5, 2005 that the Company should restate certain financial information (the “Additional Restatement”) that was previously reported in the Company’s Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2004, June 30, 2004 and December 31, 2004 as well as certain financial information for the quarter and transition period ended September 30, 2004 that was previously reported in the Company’s Transition Report. The Additional Restatement was based on the Audit Committee’s conclusion on such date that the Consolidated Balance Sheets as of March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004 and the related Consolidated Statements of Operations for the three months ended March 31, 2004, the three and six months ended June 30, 2004, the nine month transition period ended September 30, 2004 and the three months ended December 31, 2004 should no longer be relied upon because of errors in such financial statements. The Additional Restatement was originally described in our Current Report on Form 8-K dated May 5, 2005 and filed with the Securities and Exchange Commission on May 11, 2005 and is reflected in the financial statements in this report.

Following receipt of a final report on the internal investigation, the Audit Committee determined that the internal investigation had been completed on June 15, 2005. The internal investigation revealed errors in the Company’s financial statements for 2002 and 2003. Such errors included certain shipments between distributors rather than to end-customers which were not noted on applicable point-of-sales reports, inaccurate shipment dates on certain point-of-sales reports, and inaccurate quantities noted on certain point-of-sales reports. The Company reviewed these errors with reference to the guidelines set forth in SAB99. Based upon such review, the

TRIPATH TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company concluded that such errors were immaterial and thus would not result in a restatement of the 2002 or 2003 financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

TRIPATH TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 10—SUBSEQUENT EVENTS

In October 2005, the Company proposed amending the warrants issued as part of the March 2005 private placement to lower the exercise price to $0.50 per share, eliminate the cashless net exercise provision of the warrant, and advance the warrant termination date to October 14, 2005. On October 14, 2005, the holders of warrants to exercise 533,333 shares of the Company’s common stock agreed to the amendment and, as a result, the Company issued 533,333 shares of common stock upon the exercise of such amended warrants on October 14, 2005 for aggregate proceeds of $0.3 million. The remaining warrants to purchase 433,334 shares of common stock at and exercise price of $1.25 per share issued pursuant to the March 3, 2005 private placement are exercisable through September 4, 2008.

On November 8, 2005, the Company completed a private placement which resulted in gross proceeds of $5.0 million. In connection with this private placement the Company sold $5,000,000 in principal amount of 6% Senior Secured Convertible Debentures, convertible into common stock at a price of $0.37 per share (subject to certain adjustments), and issued Series A Warrants to purchase up to 6,756,755 shares of common stock at an exercise price of $0.37 per share and Series B Warrants to purchase up to 10,368,854 shares of common stock at an exercise price of $0.43 per share. The Series A Warrants are exercisable immediately and terminate upon the earlier of July 1, 2005 or 30 days after the effectiveness date of the registration statement contemplated in the November 2005 private placement transaction. The Series B Warrants are exercisable from May 8, 2006 until May 8, 2011.

TRIPATH TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—SUPPLEMENTARY FINANCIAL INFORMATION (unaudited):

Summarized quarterly financial information for the year ended September 30, 2005, the nine months ended September 30, 2004 and year ended December 31, 2003 is as follows (in thousands, except per share data):

2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$1,673	$2,728	$2,886	$3,474
Gross profit	$446	$1,738	$1,572	$1,720
Operating loss	$(2,883)	$(2,014)	$(4,036)	$(1,590)
Net loss	$(2,878)	$(1,778)	$(3,829)	$(1,487)
Basic and diluted net loss per share	$(0.06)	$(0.03)	$(0.07)	$(0.03)

2004	First Quarter Restated	Second Quarter Restated	Third Quarter Restated
Net revenues	$3,273	$2,601	$3,295
Gross profit	$900	$267	$(3,729)
Operating loss	$(2,087)	$(2,763)	$(6,789)
Net loss	$(2,079)	$(2,803)	$(6,783)
Basic and diluted net loss per share	$(0.05)	$(0.06)	$(0.14)

2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$2,952	$3,139	$3,674	$4,126
Gross profit	$745	$919	$1,160	$1,357
Operating loss	$(2,479)	$(1,819)	$(1,545)	$(1,394)
Net loss	$(2,477)	$(1,816)	$(1,536)	$(1,386)
Basic and diluted net loss per share	$(0.06)	$(0.04)	$(0.04)	$(0.03)

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2005. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of September 30, 2005, the Company’s disclosure controls and procedures were not effective because of the material weaknesses described below.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the SEC, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s internal control over financial reporting is supported by written policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

In connection with the preparation of the Company’s annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting. As a result of the material weaknesses described in the following paragraphs our chief executive officer and chief financial officer have concluded that, as of September 30, 2005, the Company’s internal control over financial reporting was not effective based on those criteria. As defined by Public Company Accounting Oversight Board

(“PCAOB”) Auditing Standard No. 2, a material weakness is a significant control deficiency or a combination of significant control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Based upon our management’s assessment of our internal control over financial reporting as of September 30, 2005, we have identified the following material weaknesses:

•	Lack of sufficient personnel and technical accounting and financial reporting expertise within our accounting and finance function. As of September 30, 2005, we did not have sufficient personnel and technical accounting and financial reporting expertise within our accounting function to sufficiently address relatively complex transactions and/or accounting and financial reporting issues that arise from time to time in the course of our operations. This situation was exacerbated by the additional demands placed upon our accounting and finance personnel as we worked to meet the internal control requirements under Section 404 of the Sarbanes-Oxley Act of 2002 and the high turnover in the personnel in the accounting and finance functions. This material weakness resulted in adjustments, some of which were material, to our fiscal year 2005 annual financial statements identified by our independent auditors that were not initially identified by the Company’s internal control over financial reporting.

•	Inadequate controls over the period-end financial reporting process. As of September 30, 2005, our Chief Financial Officer was responsible for preparing or compiling certain critical portions of the quarterly and annual internal financial information and was also responsible for performing a review of this information to monitor the results of operations. This review represents an important detective control in our internal control over financial reporting. Because there was no separate independent detailed review of this critical financial information, there is a risk that inaccurate information may be reported and misstatements may not be identified. Also, due to the turnover in the personnel in the accounting and finance functions many controls over period-end financial reporting were not properly followed. This material weakness resulted in adjustments, some of which were material, to our fiscal year 2005 annual financial statements identified by our independent auditors that were not initially identified by the Company’s internal control over financial reporting.

•	Inadequate controls in the area of inventory. As of September 30, 2005, there were certain instances in which standard inventory costing was not applied correctly. In addition, in certain instances one individual had authority for certain activities which should be segregated, such as processing of point-of-sale reports, inventory reports and invoicing. We did not have adequate oversight and review of these personnel to compensate for the inadequate segregation of duties. These weaknesses individually represent significant deficiencies and, in the aggregate, represent a material weakness. This material weakness resulted in adjustments, some of which were material, to our fiscal year 2005 annual financial statements identified by our independent auditors that were not initially identified by the Company’s internal control over financial reporting.

•	Inadequate controls in the area of fixed assets. As of September 30, 2005, we did not ensure that our fixed asset policy was strictly enforced, including instances where the detail listing of assets was not comprehensive, the capitalization policy was not followed and the depreciation expense was not calculated correctly. In addition, we did not maintain adequate segregation of duties among members of our fixed asset department. In several instances, we had the same personnel performing duties that were not compatible. Furthermore, we did not have adequate oversight and review of these personnel to compensate for the inadequate segregation of duties. These weaknesses individually represent significant deficiencies and, in the aggregate, represent a material weakness. This material weakness resulted in adjustments, some of which were material, to our fiscal year 2005 annual financial statements identified by our independent auditors that were not initially identified by the Company’s internal control over financial reporting.

•	Inadequate controls in the areas of reconciliation of accrued expenses. As of September 30, 2005, there were certain instances in which we failed to reconcile the supporting documentation for accrued expenses to the general ledger control account impacting our ability to ensure all transactions flowing through the accounts are properly reflected in the recorded account balances for accrued expenses. These weaknesses individually represent significant deficiencies and, in the aggregate, represent a material weakness. This material weakness resulted in adjustments, some of which were material, to our fiscal year 2005 annual financial statements identified by our independent auditors that were not initially identified by the Company’s internal control over financial reporting.

•	Inadequate controls in the area of payroll/human resources. As of September 30, 2005, our review of payroll reports was not strictly enforced, including our inconsistent tracking of vacation and tracking of new and terminated employees. In addition, we did not maintain adequate segregation of duties among members of our payroll/human resource departments. In several instances, we had the same personnel performing duties that were not compatible. Furthermore, management did not have adequate oversight and review of these personnel to compensate for the inadequate segregation of duties. These weaknesses individually represent significant deficiencies and, in the aggregate, represent a material weakness. This material weakness resulted in adjustments, some of which were material, to our fiscal year 2005 annual financial statements identified by our independent auditors that were not initially identified by the Company’s internal control over financial reporting.

•	Inadequate controls in the area of information technology. As of September 30, 2005, we did not maintain effective controls over access to the accounting system and in some cases did not maintain complete documentation regarding these access rights. Specifically, certain of our accounting users with financial, accounting and reporting responsibilities also had inappropriate access to financial application programs and data. Such access was not in compliance with segregation of duties requirements nor was this access independently monitored. In addition, the documentation regarding access privileges of certain individuals to the accounting system was not reflective of actual access privileges. Further, we did not maintain adequate controls in the area of system development. These weaknesses individually represent significant deficiencies and, in the aggregate, represent a material weakness.

•	Lack of internal control reports (under SAS 70) from critical external service providers whose processes are significant to the Company’s internal control over financial reporting. As of September 30, 2005, we were unable to obtain a proper “Report on Controls Placed in Operation and Test of Operating Effectiveness” (in accordance with Statement of Audit Standards No. 70) from two external service providers and we did not have alternative procedures to test user controls, test controls at service organizations, or request the service organization auditor to perform agreed upon procedures. These include the providers of our payroll service and our stock management provider. The services performed by these service providers were deemed material and significant to our business and accurate financial reporting. This material weakness did not result in adjustments to our fiscal year 2005 annual financial statements. However, this material weakness could result in a risk that integrity of critical company data could be compromised at external service providers which could result in material misstatements to our annual or interim financial statements that would not be prevented or detected by our system of internal control over financial reporting.

Our independent registered public accounting firm, Stonefield Josephson, Inc., has issued an attestation report on management’s assessment of our internal control over financial reporting, which is included this Annual Report on Form 10-K on page 45.

Planned Remediation Actions to Address Internal Control Deficiencies and Changes to Internal Controls

Management believes the actions that we have taken since September 30, 2005 and actions that will be taken in fiscal year 2006, along with other improvements will address the material weaknesses in our internal control over financial reporting noted above. Some of these remediation actions are discussed below.

•

In relation to the material weakness in the area of lack of sufficient personnel and technical accounting and financial reporting expertise within the Company’s accounting and finance function, we are committed to hiring a sufficient number of technically-qualified employees and/ or consultants to ensure that all significant accounting issues, both routine and non-routine, are identified, researched and properly concluded upon.

•	In relation to the material weakness in the area of inadequate controls over period-end financial reporting, to remedy this deficiency, we will ensure that the internal reporting package is reviewed and signed off by a person other than the preparer.

•	In relation to the material weakness in the area of inadequate controls in the areas of inventory, fixed assets, accrued expenses, and payroll/human resources, we will review job responsibilities and we intend to strictly enforce our policies and controls. We will also review job responsibilities for all accounting personnel and ensure that employees are not expected to take on multiple conflicting duties.

•	In relation to the material weakness in the area of inadequate information technology controls, we have begun periodically reviewing access rights and enforcing compliance to our internal policies and procedures. In addition, we will update documentation regarding access privileges of certain individuals to the accounting system to reflect actual access privileges.

•	In relation to the material weakness in the area of a lack of internal control reports (under SAS 70) from critical external service providers, we will work with our external service providers to obtain timely SAS 70 reports; in those instances where a timely report is unavailable, we will design and implement additional internal controls in our organization to provide adequate assurance that material errors by the service organization would be detected.

Limitations on the Effectiveness of Controls

Tripath Technology Inc.’s management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B. OTHER INFORMATION

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing

On December 6, 2005, the Company received a notice from the Counsel to the Panel, Nasdaq Office of General Counsel, Listing Qualifications Hearing of the Nasdaq Stock Market informing the Company that the Nasdaq Listing Qualifications Panel (the “Panel”) had denied the Company’s request to continue its listing on the Nasdaq Capital Market, and that, accordingly, the Panel would delist the Company’s shares from the Nasdaq Capital Market effective at the opening of business on Thursday, December 8, 2005. The Panel found that the Company failed to meet the minimum $1.00 bid price per share requirement, as set forth in Marketplace Rule 4310(c)(4); comply with the shareholder approval requirements under Marketplace Rule 4350(i)(1)(D)(ii) and IM-4350-2; or meet the $2.5 million stockholders’ equity requirement under Marketplace Rule 4310(c)(2)(B)(i).

The Company expects that, as of December 8, 2005, its shares of common stock will trade on either the OTC Bulletin Board or, in the alternative, the Pink Sheets.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a brief biography of each director of Tripath as of October 31, 2005.

Name	Age	Principal Occupation/Position Held With the Company
Dr. Adya S. Tripathi	53	President and Chief Executive Officer, Chairman of the Board
Mr. A.K. Acharya	49	Director
Mr. Andy Jasuja	55	Director
Mr. Y.S. Fu	57	Director
Mr. Akifumi Goto	62	Director

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

Mr. A.K. Acharya has served as a director of Tripath since August 2002. Mr. Acharya is President of HTL Co. Japan Ltd, a distribution company & software development company for semiconductor capital equipment, a position he has held since 1994. Mr. Acharya holds a Bachelor of Technology in Electrical Engineering from the Institute of Technology, Banaras Hindu University in India and a Masters of Technology degree in Electrical Engineering—Control System and Instrumentation from the Indian Institute of Technology, Delhi in India.

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

Mr. Y.S. Fu has served as a director of Tripath since May 2002. Mr. Fu is Chairman of Investel Inc., an investment firm focusing on Greater China, a position he has held since 1997. From 1998 until May 2005, Mr. Fu was President of Wyse Technology (Taiwan) Ltd., a server-centric computing company, a position he has held since 1998. He was previously President of WK Technology Investment Co., a technology investment firm based in Taiwan. Mr. Fu has also held positions with Logitech Far East Ltd., Qume and Texas Instruments. Mr. Fu has a degree in Mechanical Engineering from Chung-Yuan Christian University and a Masters of Business Administration from West Coast University in California.

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

The following table sets forth certain information regarding our executive officers as of October 31, 2005:

Name	Age	Position
Dr. Adya S. Tripathi	53	President, Chief Executive Officer and Chairman of the Board
Jeffrey L. Garon	46	Vice President, Finance and Chief Financial Officer
Dr. Naresh C. Sharma	53	Vice President of Operations
George Fang	47	Vice President of Sales

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

Mr. Jeffrey L. Garon has served as our Vice President and Chief Financial Officer since February 2005. From November 2003 through February 2005, Mr. Garon was a private investor. From March 1998 through November 2003, Mr. Garon served as Chief Financial Officer, Vice President, Finance and Administration and Secretary of Silicon Storage Technology, Inc., a publicly traded company that designs, manufactures and markets flash memory components. From 1994 to 1998, Mr. Garon served as president and senior operating officer of the Garon Financial Group, Inc., a venture capital and venture consulting firm specializing in start-ups, turnarounds and restarts. From 1993 to 1994, he served as a vice president and chief financial officer of Monster Cable Products, Inc., a leading provider of audio cables and supplies to consumers and the consumer electronic retail channel. Prior to 1993, Mr. Garon held senior financial positions with Visual Edge Technology, Inc., a provider of large format digital imaging systems, Oracle Corporation, Ashton-Tate Corporation and Teledyne Microelectronics. Mr. Garon holds a B.S. in Business Administration Finance from California State University, Northridge and an M.B.A. from Loyola Marymount University.

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

Mr. George Fang has served as our Vice President of Sales since February 2005. From March 2004 to February 2005 he served as Vice President of Sales for Europe, Americas and Asia Pacific. Prior to rejoining Tripath in March 2004, from May 2003 to March 2004, Mr. Fang served as a consultant to a couple of companies, including Tripath. From January 2000 to May 2003 he served as the Vice President of Worldwide Sales at PortalPlayer (the iPod chip company). From June 1998 to January 2000 Mr. Fang was at Tripath. Prior to 1998, he held Vice President and Director positions in sales and marketing at OPTi, Oak Technology and Trident Microsystems. Mr. Fang holds a Bachelor of Science degree from UCLA and a Masters of Science degree from Loyola Marymount University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s executive officers and directors and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”) and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than ten percent stockholders are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. The Company believes that all Executive Officers and Directors of the Company complied with all applicable filing requirements during the fiscal year ended September 30, 2005.

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, and principal accounting officer or controller. The Company’s Code of Ethics is available through a link on its website www.tripath.com, and the Company will post any amendment to the Code of Ethics, as well as any waivers that are required to be disclosed by the rules of the SEC or Nasdaq, on its website.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Directors

Our directors did not receive any cash compensation for their services as directors during the nine months ended September 30, 2005. Our 2000 Stock Plan provides for grants of options to purchase common stock to our directors who are not employees. Our non-employee directors each received a grant of options to purchase 100,000 shares of our common stock for their service during the year ended September 30, 2005. Our non-employee directors did not receive any options to purchase shares of our common stock for participation on any committee of the board of directors on which they served during the year ended September 30, 2005. In addition, our directors are reimbursed for expenses incurred in connection with attending board and committee meetings.

Summary of Compensation

During the year ended September 30, 2005 we paid an aggregate $866,061 in cash compensation to our executive officers named in the Summary Compensation Table (the “Named Executive Officers”), as a group.

As of September 30, 2005, our directors and Named Executive Officers as a group held options to purchase a total of 2,614,864 shares of common stock, at exercise prices ranging from $0.14 to $12 per share. These options are scheduled to expire on various dates between March 23, 2006 and February 22, 2015.

SUMMARY COMPENSATION TABLE

The following table sets forth all compensation awarded to, earned by, or paid to our Chief Executive Officer and the other four most highly paid executive officers, each of whose total cash compensation exceeded $100,000 during the year ended September 30, 2005, nine months ended September 30, 2004 and year ended December 31, 2003, December 31, 2002.

		Annual Compensation							Long-Term Compensation
Name and Principal Position		Salary		Bonus		Other			Restricted Stock Awards		Securities Underlying Options
Dr. Adya S. Tripathi President, Chief Executive Officer and Chairman of the Board	2005 2004 2003 2002	$ $ $ $	324,000 243,000 324,000 348,000	$ $ $ $	0 0 0 0	$ $ $ $	0 0 0 0		0 0 322.200 0	(1)	0 500,000 500,000 200,000

Jeffrey L. Garon (2) Vice President, Finance and Chief Financial Officer	2005		$109,375		$0		$0		0		350,000

Dr. Naresh Sharma Vice President of Operations	2005 2004 2003 2002	$ $ $ $	135,000 101,250 135,000 137,500	$ $ $ $	0 0 0 0	$ $ $ $	0 0 0 0		0 0 0 0		0 150,000 125,000 100,000

George Fang (3) Vice President of Sales	2005 2004	$ $	141,833 75,833	$ $	0 0	$ $	16,000 15,700	(4) (5)	0 0		150,000 200,000

(1)	On April 28, 2003, the Compensation Committee of the Board of Directors approved a grant of 1.8 million shares of restricted stock to Dr. Tripathi pursuant to the 2000 Stock Plan, in part to rectify the previous invalid grant of options to purchase an aggregate of 3.4 million shares. The restricted shares vest as to 50 percent one year after the date of grant and the remainder will vest in full two years after the date of grant. The vesting of the shares accelerates in full upon a change in control of the Company or upon involuntary termination. The value of $322,200 represents the dollar value of the restricted stock award calculated by multiplying the closing market price of the Company’s stock on the date of grant ($0.18) by the number of shares awarded (1.8 million) net of consideration paid ($1,800).
(2)	Jeffrey L. Garon commenced employment with Tripath on February 16, 2005.
(3)	George Fang commenced employment with Tripath on March 1, 2004, and was promoted to Vice President of Sales on February 1, 2005.
(4)	Includes sales commissions of $10,000 and an automobile allowance of $6,000.
(5)	Includes sales commissions of $12,200 and an automobile allowance of $3,500.

OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth information with respect to stock options granted pursuant to our 2000 Stock Plan during the year ended September 30, 2005 to each of the executive officers named in the Summary Compensation Table above.

The amounts shown as potential realizable value represent hypothetical gain that could be achieved for the respective options if exercised at the end of the option term. These amounts represent assumed rates of appreciation in the value of our common stock from the fair market value at the date of grant. The 5 percent and 10 percent assumed annual rates of compounded stock price appreciation are mandated by rules of the Commission and do not represent our estimate of projection of the future price of our common stock. Actual gains, if any, on stock option exercises depend on the future performance of the trading price of our common stock. The amounts reflected in the table may not necessarily be achieved.

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Options Term
Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal 2005 (1)	Exercise Price Per Share	Expiration Date	5%	10%
Adya S. Tripathi (2)(3)	0	0.00%	$—	—	$—	$—
Jeffrey L. Garon (2)(3)(4)	350,000	33.18%	$1.15	2/22/15	$253,130	$641,481
Naresh Sharma (2)(3)(4)	0	0.0%	$—	—	$—	$—
George Fang (2)(3)(4)	150,000	14.22%	$1.15	2/22/15	$108,484	$274,921

(1)	Based on options granted to purchase an aggregate of 1,055,000 shares of common stock to employees during the year ended September 30, 2005 (fiscal 2005) We have never granted any stock appreciation rights.
(2)	Options may terminate before their expiration upon the termination of optionee’s status as an employee or consultant, the optionee’s death or an acquisition of Tripath.
(3)	Includes Incentive Stock Options (“ISOs”) and Nonstatutory Options (“NSOs”). To the extent the options are determined to be ISOs, such options have an expiration date of August 11, 2009. To the extent the options are determined to be NSOs, such options have an expiration date of August 11, 2014.
(4)	Options vest in equal monthly installments over 48 months.

YEAR-END OPTION VALUES

The following table provides information for the Named Executive Officers concerning the number and value of securities underlying exercisable and unexercisable options held as of September 30, 2005.

	Number of Securities Underlying Unexercised Options at September 30, 2005(#)		Value of Unexercised In-the-Money Options at September 30, 2005 ($)
	Exercisable	Unexercisable	Exercisable	Unexercisable
Adya S. Tripathi	1,370,833	229,167	$204,433	$0
Jeffrey L. Garon	0	350,000	$0	$0
Naresh Sharma	387,389	196,881	$58,405	$15,094
George Fang	91,664	258,336	$0	$0

The values shown for in-the-money options represent the difference between the respective exercise price of outstanding stock options, and $0.68, which is the fair market value of our common stock as of September 30, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain information with respect to the Company’s equity compensation plans in effect as of September 30, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders:
2000 Stock Option Plan	10,402,722	$2.20	8,897,278
2000 Employee Stock Purchase Plan	—	—	124,676
Equity compensation plans not approved by security holders	—	—	—

Total	10,402,722	$2.20	4,055,676

The above equity compensation plans of the Company that were in effect as of September 30, 2005 were adopted with the approval of the Company’s stockholders.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of December 5, 2005, certain information as known to the Company with respect to the beneficial ownership of our common stock by (i) any person (including any group as that term is used in Section 13(d)(3) of the Securities Exchange Act), known by the Company to be the beneficial owner of more than 5 percent of the Company’s voting securities, (ii) each director and each nominee for director to the Company, (iii) each of the executive officers named in the Summary Compensation Table appearing herein, and (iv) all current executive officers and directors of the Company as a group.

Name of Beneficial Owner	Number of Shares (1)	percent of Total (1)
Adya S. Tripathi (2)	12,854,166	22.98%
Jeffrey L. Garon (3)	—
Naresh Sharma (4)	497,561	*
George Fang (5)	127,064	*
Andy Jasuja (6)	190,416	*
A.K. Acharya (7)	205,416	*
Y.S. Fu (8)	183,416	*
Akifumi Goto (9)	54,166	*
Directors and current executive officers as a group (8 persons) (10)	14,112,205	25.22%

*	Represents less than one percent (1 percent) of the total.
(1)	This table is based upon information supplied by officers, directors and principal stockholders, and in Schedules 13D and 13G filed with the Securities and Exchange Commission. Unless otherwise indicated in the footnotes to this table and subject to community property laws, where applicable, the Company believes that each stockholder named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. The number and percentage of shares beneficially owned are based on an aggregate of 55,948,455 shares of our common stock outstanding as of December 5, 2005 and are determined under rules promulgated by the securities and Exchange Commission. This information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of December 5, 2005 through the exercise of any stock option or other right.
(2)	Includes 1,454,166 shares subject to options that are exercisable within 60 days of December 5, 2005 and 900,000 shares held in trust for the benefit of Dr. Tripathi’s minor children over which Dr. Tripathi holds sole voting and dispositive power.
(3)	Mr. Garon became our Vice President, Finance and Chief Financial Officer on February 16, 2005.
(4)	Includes 426,453 shares subject to options that are exercisable within 60 days of December 5, 2005.
(5)	Includes 120,831 shares subject to options that are exercisable within 60 days of December 5, 2005.
(6)	Includes 190,416 shares subject to options that are exercisable within 60 days of December 5, 2005.
(7)	Includes 185,416 shares subject to options that are exercisable within 60 days of December 5, 2005 and 20,000 shares held by HTL Co. Japan Ltd.
(8)	Includes 183,416 shares subject to options that are exercisable within 60 days of December 5, 2005.
(9)	Includes 54,166 shares subject to options that are exercisable within 60 days of December 5, 2005.
(10)	Includes 2,614,864 shares subject to options that are exercisable within 60 days of December 5, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In the Company’s last fiscal period, there has not been nor is there currently proposed any transaction or series of similar transactions to which the Company was or is to be a party in which the amount involved exceeds $60,000 and in which any director, executive officer, holder of more than 5 percent of our common stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed, and to be billed, by our current and former independent accountants for the following services during the year ended September 30, 2005 and the nine months ended September 30, 2004.

Description of Services	2005	2004
Audit Fees (1)	$343,420	$140,000
Audit—Related Fees	56,652	—
Tax Fees (2)	501	14,286
All Other Fees (3)	149,378	43,370

	$549,951	$197,656

(1)	Represents the aggregate fees billed and to be billed for professional services rendered for the audits of our 2005 and 2004 annual financial statements and for the review of the financial statements included in our quarterly reports during such periods. Includes agreed upon procedures fees.
(2)	Represents the aggregate fees billed in 2005 and 2004 for professional services rendered for tax compliance.
(3)	Represents the aggregate fees billed in 2005 and 2004 for services not reported above, including fees for services rendered in connection with Sarbanes-Oxley Section 404 compliance work.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of September 30, 2005, September 30, 2004 and December 31, 2003

Consolidated Statements of Operations for the year ended September 30, 2005, the nine months ended September 30, 2004, and year ended December 31, 2003

Consolidated Statements of Stockholders’ Equity for the year ended September 30, 2005, the nine months ended September 30, 2004, and year ended December 31, 2003

Consolidated Statements of Cash Flows for the year ended September 30, 2005, the nine months ended September 30, 2004, and year ended December 31, 2003

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules:

Financial statement schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedules or because the information required is included in the financial statements or notes thereto.

(3) Exhibits: The items listed on the Index to Exhibits on page 95 are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIPATH TECHNOLOGY INC.

By:	/s/ DR. ADYA S. TRIPATHI
Dr. Adya S. Tripathi President and Chief Executive Officer, Chairman of the Board

Dated: December 7, 2005

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

Signature	Title	Date

/S/ DR. ADYA S. TRIPATHI Dr. Adya S. Tripathi	President and Chief Executive Officer (Principal Executive Officer)	December 7, 2005

/S/ JEFFREY L. GARON Jeffrey L. Garon	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	December 7, 2005

/S/ A.K. ACHARYA A.K. Acharya	Director	December 7, 2005

/S/ Y.S. FU Y.S. Fu	Director	December 7, 2005

/S/ ANDY JASUJA Andy Jasuja	Director	December 7, 2005

/S/ AKIFUMI GOTO Akifumi Goto	Director	December 7, 2005

EXHIBIT INDEX

Number	Description of Document

3.1	Restated Certificate of Incorporation of Tripath Technology Inc. (incorporated by reference to Exhibit 3.1 of Tripath’s registration statement on Form S-1, registration number 333-35028, as amended)

3.2	Bylaws of Tripath Technology Inc. (incorporated by reference to Exhibit 3.2 of Tripath’s transition report on Form 10-K/T, filed on February 3, 2005)

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 of Tripath’s registration statement on Form S-1, registration number 333-35028, as amended)

4.2	Form of Common Stock Purchase Warrant, dated March 2, 1998 (incorporated by reference to Exhibit 4.2 of Tripath’s registration statement on Form S-1, registration number 333-123551, as amended)

4.3	Second Amended and Restated Shareholder Rights Agreement, dated September 15, 1998, between Tripath Technology Inc. and Certain Stockholders of Tripath Technology Inc. (incorporated by reference to Exhibit 10.6 of Tripath’s registration statement on Form S-1, registration number 333-35028, as amended)

4.4	Form of Common Stock Purchase Warrant, dated July 28, 2000 (incorporated by reference to Exhibit 4.4 of Tripath’s registration statement on Form S-1, registration number 333-123551, as amended)

4.5	Registration Rights Agreement, dated January 24, 2002, by and among Tripath Technology Inc. and Certain Stockholders of Tripath Technology Inc. (incorporated by reference to Exhibit 4.1 of Tripath’s current report on Form 8-K filed on January 30, 2002)

4.6	Registration Rights Agreement, dated March 3, 2005, by and among Tripath Technology Inc. and certain stockholders of Tripath Technology Inc. (incorporated by reference to Exhibit 4.6 of Tripath’s registration statement on Form S-1, registration number 333-123551, as amended)

4.7	Form of Common Stock Purchase Warrant issued in connection with Securities Purchase Agreement, dated March 3, 2005, by and among Tripath Technology Inc. and certain stockholders of Tripath Technology Inc. (incorporated by reference to Exhibit 4.7 of Tripath’s registration statement on Form S-1, registration number 333-123551, as amended)

4.8	Form of 6% Senior Secured Convertible Debenture issued in connection with Securities Purchase Agreement, dated November 8, 2005 by and among Tripath Technology Inc. and the signatories thereto (incorporated by reference to Exhibit 4.1 of Tripath’s current report on Form 8-K filed November 9, 2005)

4.9	Form of Series A/Series B Common Stock Purchase Warrant issued in connection with Securities Purchase Agreement, dated November 8, 2005 by and among Tripath Technology Inc. and the signatories thereto (incorporated by reference to Exhibit 4.2 of Tripath’s current report on Form 8-K filed November 9, 2005)

4.10	Registration Rights Agreement dated November 8, 2005 by and among Tripath Technology Inc. and the purchasers named in the Securities Purchase Agreement dated November 8, 2005 (incorporated by reference to Exhibit 4.3 of Tripath’s current report on Form 8-K filed November 9, 2005)

9.1	Voting Agreement dated November 8, 2005 by Dr. Adya S. Tripathi (incorporated by reference to Exhibit 9.1 of Tripath’s current report on Form 8-K filed November 9, 2005).

10.1*	Form of Indemnification Agreement, between Tripath Technology Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.1 of Tripath’s registration statement on Form S-1, registration number 333-35028, as amended)

Number	Description of Document

10.2	License and Supply Agreement, dated July 9, 1999, between STMicroelectronics, Inc. and Tripath Technology Inc. (incorporated by reference to Exhibit 10.2 of Tripath’s registration statement on Form S-1, registration number 333-35028, as amended)

10.3*	1995 Stock Plan and form of option agreement (incorporated by reference to Exhibit 4.8 of Tripath’s registration statement on Form S-8, registration number 333-108178)

10.4*	2000 Stock Plan and form of option agreement (incorporated by reference to Tripath’s definitive proxy statement on Schedule 14A filed on May 19, 2003)

10.5*	2000 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.5 of Tripath’s quarterly report on Form 10-Q for the quarter ended September 30, 2003)

10.6*	Form of Restricted Stock Purchase Agreement between Tripath Technology Inc. and an Executive Officer. (incorporated by reference to Exhibit 10.6 of Tripath’s annual report on Form 10-K filed on March 9, 2004)

10.7	Sublease Agreement, dated July 18, 2002, between Nortel Networks, Inc. and Tripath Technology Inc. (incorporated by reference to Exhibit 10.11 of Tripath’s quarterly report on Form 10-Q for the quarter ended September 30, 2002)

10.8	Distributor Agreement, dated July 1, 1998 between Uniquest Corporation and Tripath Technology Inc. (incorporated by reference to Exhibit 10.8 of Tripath’s annual report on Form 10-K filed on March 9, 2004)

10.9	Distributor Agreement, dated February 3, 1999 between Macnica, Inc and Tripath Technology Inc. (incorporated by reference to Exhibit 10.9 of Tripath’s annual report on Form 10-K filed on March 9, 2004)

10.10	Security Agreement dated March 8, 2004 between Tripath Technology Inc. and Union Bank of California, N.A. (incorporated by reference to Exhibit 10.1 of Tripath’s quarterly report on Form 10-Q filed on May 21, 2004)

10.11	Form of Stock Purchase Agreement dated August 1, 2004 between Tripath Technology Inc. and certain investors of Tripath Technology Inc. (incorporated by reference to Exhibit 10.11 of Tripath’s transition report on Form 10-K/T, filed on February 3, 2005)

10.12	Severance Agreement and Release, dated March 2, 2005, between Tripath Technology Inc. and Clarke Seniff (incorporated by reference to Exhibit 10.1 of Tripath’s current report on Form 8-K filed on March 7, 2005)

10.13	Securities Purchase Agreement, dated March 3, 2005 by and among Tripath Technology Inc. and the signatories thereto (incorporated by reference to Exhibit 10.12 of Tripath’s registration statement on Form S-1, registration number 333-123551, as amended)

10.14	Business Financing Agreement, dated August 4, 2005 by and among Tripath Technology Inc. and Bridge Bank, National Association

10.15	Intellectual Property Security Agreement, dated August 4, 2005 by and among Tripath Technology Inc. and Bridge Bank, National Association

10.16	Securities Purchase Agreement, dated November 8, 2005 by and among Tripath Technology Inc. and the signatories thereto (incorporated by reference to Exhibit 10.1 of Tripath’s current report on Form 8-K filed on November 9, 2005)

10.17	Security Agreement dated November 8, 2005 by and among Tripath Technology Inc. and the Purchasers named in the Securities Purchase Agreement dated November 8, 2005 (incorporated by reference to Exhibit 10.2 of Tripath’s current report on Form 8-K filed on November 9, 2005)

16.1	Letter, dated as of April 17, 2003, from PricewaterhouseCoopers LLP regarding its concurrence with Tripath’s statement regarding change of accountants (incorporated by reference to Exhibit 16.2 of Tripath’s current report on Form 8-K filed April 17, 2003)

Number	Description of Document

16.2	Letter, dated as of October 22, 2004, from BDO Seidman, LLP regarding its concurrence with Tripath’s statement regarding change of accountants (incorporated by reference to Exhibit 16.1 of Tripath’s current report on Form 8-K filed October 22, 2004).

21.1	List of subsidiaries of Tripath Technology Inc. (incorporated by reference to Exhibit 21.1 of Tripath’s transition report on Form 10-K/T, filed on February 3, 2005)

23.1	Consent of Stonefield Josephson Inc., Independent Registered Public Accounting Firm

24.1	Power of Attorney (See Form 10-K Signature Page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.