Form 10-K/A
period 2005-09-30
TRIPATH TECHNOLOGY INC
filed 2005-12-15
CIK 1045739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $46,235,000

There were 55,948,455 shares of Tripath Technology Inc. common stock outstanding on December 13, 2005.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A (“Form 10-K/A”) is being filed as Amendment No. 1 to our Annual Report on Form 10-K for the year ended September 30, 2005, which was filed with the Securities and Exchange Commission (the “SEC”) on December 7, 2005 (the “Original Filing”).

This Form 10-K/A amends and restates “Item 8. Financial Statements and Supplementary Data” of the Original Filing. Specifically, in the table labeled “Consolidated Statements of Operations” in Item 8, the two line items “Cost of Revenue” and “Provision for slow moving, excess and obsolete inventory” are being added together for the year ended September 30, 2005. The resulting sum of $5,285 (in thousands) for the year ended September 30, 2005 appears in the table in Amendment No. 1 as “Cost of Revenue” and the “Provision for slow moving, excess and obsolete inventory” for the year ended September 30, 2005 is zero in Amendment No. 1. Additionally, also in Item 8, “Note 8—Litigation” has been updated to reflect developments since the Original Filing, and “Note 12—Events (Unaudited) subsequent to the date of the report of the Independent Registered Accounting Firm” has been added to reflect a development since the Original Filing.

Pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to include the consent of our independent registered public accounting firm and currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The consent of our independent registered public accounting firm is attached to this Form 10-K/A as Exhibit 23.1. The certifications of our principal executive officer and our principal financial officer are attached to this Form 10-K/A as Exhibits 31.1, 31.2 and 32.1.

The other items of the Original Filing have not been amended. This Form 10-K/A does not reflect events occurring after the December 7, 2005 Original Filing or modify or update the disclosures therein in any way other than as required to reflect the amendment as set forth above.

TRIPATH TECHNOLOGY INC.

ANNUAL REPORT ON FORM 10-K/A

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005

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

/s/    STONEFIELD JOSEPHSON, INC.

San Francisco, California

November 23, 2005, except as to the fourth, seventh and ninth paragraphs of Note 8, which are as of December 15, 2005.

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

TRIPATH TECHNOLOGY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended September 30, 2005	Nine Months Ended September 30, 2004 Restated 2004	Year Ended December 31, 2003
Revenue	$10,761	$9,169	$13,891
Cost of revenue	5,285	7,415	9,467
Provision for slow moving, excess and obsolete inventory	—	4,316	243

Gross profit (loss)	5,476	(2,562)	4,181

Operating expenses:
Research and development	7,413	5,521	6,874
Selling, general and administrative	8,586	3,556	4,544

Total operating expenses	15,999	9,077	11,418

Loss from operations	(10,523)	(11,639)	(7,237)
Net gain on revaluation of warrant liability	570	—	—
Interest and other income (expense), net	(19)	(26)	22

Net loss	(9,972)	(11,665)	(7,215)

Basic and diluted net loss per share	$(0.19)	$(0.25)	$(0.17)

Number of shares used to compute basic and diluted net loss per share	53,206	46,541	41,993

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

On July 11, 2005, the Company entered into a Stipulation and Settlement Agreement (the “Stipulation”) which was filed with the Court on July 12, 2005. The settlement class consists of all persons who purchased the securities of Tripath between January 29, 2004 and June 13, 2005, inclusive. Under the terms of the Stipulation, the parties agreed that the class action will be dismissed in exchange for a payment of $200,000 in cash by Tripath and the issuance of 2.45 million shares of Tripath common stock which shall be exempt from registration pursuant to Section 3(a)(10) of the Securities Act. The Stipulation remains subject to the satisfaction of various conditions, including without limitation final approval of the Stipulation by the Court, including a finding that the 2.45 million shares of Tripath common stock to be issued are exempt from registration pursuant to Section 3(a)(1) of the Securities Act. On October 20, 2005, the Court entered a Preliminary Order for Notice and Hearing in Connection with Settlement Proceedings. The hearing for final approval of the settlement currently is scheduled for January 24, 2006. However, on December 14, 2005, the parties submitted a stipulation and proposed order revising dates for class notice and final approval of settlement to the Court which contemplates that the hearing for final approval of the settlement would be held on April 11, 2006. The stipulation and proposed order is pending before the Court. Approximately $1.8 million has been accrued for this matter.

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

TRIPATH TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On April 4, 2005, the Court ordered that all deadlines shall be stayed for Defendants filing any motions to quash and/or dismiss for lack of personal jurisdictions, or otherwise respond to the Complaint, until such date as the parties mutually designate to the Court for the Court’s approval. A Case Management Conference is scheduled for February 7, 2006 before the Court. The parties currently are engaged in settlement discussions.

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

On October 6, 2005, the Court entered an Order granting the Company’s motion to transfer this action from the Southern District of New York to the United States District Court for the Northern District of California. On October 18, 2005, the action was transferred to the Northern District of California. On December 9, 2005, the Company and the individual defendants filed a motion to dismiss the complaint in its entirety which has been scheduled for hearing before the Court on February 10, 2006.

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

NOTE 12—EVENTS (UNAUDITED) SUBSEQUENT TO THE DATE OF THE REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

On December 13, 2005, Tripath Technology Inc. terminated its Business Financing Agreement (the “Agreement”) with Bridge Bank, National Association (the “Bank”).

Pursuant to the terms of the Agreement, the Company is paying a $60,000 termination fee to the Bank to terminate the Agreement.

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

(3) Exhibits: The items listed on the Index to Exhibits on page 38 are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIPATH TECHNOLOGY INC.

By:	/s/ DR. ADYA S. TRIPATHI
Dr. Adya S. Tripathi President and Chief Executive Officer, Chairman of the Board

Dated: December 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DR. ADYA S. TRIPATHI Dr. Adya S. Tripathi	President and Chief Executive Officer (Principal Executive Officer)	December 15, 2005

/S/ JEFFREY L. GARON Jeffrey L. Garon	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	December 15, 2005

* A.K. Acharya	Director	December 15, 2005

* Y.S. Fu	Director	December 15, 2005

* Andy Jasuja	Director	December 15, 2005

* Akifumi Goto	Director	December 15, 2005

*By:	/S/ DR. ADYA S. TRIPATHI Dr. Adya S. Tripathi

Pursuant to Powers of Attorney filed previously with the Securities and Exchange Commission

EXHIBIT INDEX

Number	Description of Document

3.1	Restated Certificate of Incorporation of Tripath Technology Inc. (incorporated by reference to Exhibit 3.1 of Tripath’s registration statement on Form S-1, registration number 333-35028, as amended)

3.2	Bylaws of Tripath Technology Inc. (incorporated by reference to Exhibit 3.2 of Tripath’s transition report on Form 10-K/T, filed on February 3, 2005)

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 of Tripath’s registration statement on Form S-1, registration number 333-35028, as amended)

4.2	Form of Common Stock Purchase Warrant, dated March 2, 1998 (incorporated by reference to Exhibit 4.2 of Tripath’s registration statement on Form S-1, registration number 333-123551, as amended)

4.3	Second Amended and Restated Shareholder Rights Agreement, dated September 15, 1998, between Tripath Technology Inc. and Certain Stockholders of Tripath Technology Inc. (incorporated by reference to Exhibit 10.6 of Tripath’s registration statement on Form S-1, registration number 333-35028, as amended)

4.4	Form of Common Stock Purchase Warrant, dated July 28, 2000 (incorporated by reference to Exhibit 4.4 of Tripath’s registration statement on Form S-1, registration number 333-123551, as amended)

4.5	Registration Rights Agreement, dated January 24, 2002, by and among Tripath Technology Inc. and Certain Stockholders of Tripath Technology Inc. (incorporated by reference to Exhibit 4.1 of Tripath’s current report on Form 8-K filed on January 30, 2002)

4.6	Registration Rights Agreement, dated March 3, 2005, by and among Tripath Technology Inc. and certain stockholders of Tripath Technology Inc. (incorporated by reference to Exhibit 4.6 of Tripath’s registration statement on Form S-1, registration number 333-123551, as amended)

4.7	Form of Common Stock Purchase Warrant issued in connection with Securities Purchase Agreement, dated March 3, 2005, by and among Tripath Technology Inc. and certain stockholders of Tripath Technology Inc. (incorporated by reference to Exhibit 4.7 of Tripath’s registration statement on Form S-1, registration number 333-123551, as amended)

4.8	Form of 6% Senior Secured Convertible Debenture issued in connection with Securities Purchase Agreement, dated November 8, 2005 by and among Tripath Technology Inc. and the signatories thereto (incorporated by reference to Exhibit 4.1 of Tripath’s current report on Form 8-K filed November 9, 2005)

4.9	Form of Series A/Series B Common Stock Purchase Warrant issued in connection with Securities Purchase Agreement, dated November 8, 2005 by and among Tripath Technology Inc. and the signatories thereto (incorporated by reference to Exhibit 4.2 of Tripath’s current report on Form 8-K filed November 9, 2005)

4.10	Registration Rights Agreement dated November 8, 2005 by and among Tripath Technology Inc. and the purchasers named in the Securities Purchase Agreement dated November 8, 2005 (incorporated by reference to Exhibit 4.3 of Tripath’s current report on Form 8-K filed November 9, 2005)

9.1	Voting Agreement dated November 8, 2005 by Dr. Adya S. Tripathi (incorporated by reference to Exhibit 9.1 of Tripath’s current report on Form 8-K filed November 9, 2005).

10.1*	Form of Indemnification Agreement, between Tripath Technology Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.1 of Tripath’s registration statement on Form S-1, registration number 333-35028, as amended)

Number	Description of Document

10.2	License and Supply Agreement, dated July 9, 1999, between STMicroelectronics, Inc. and Tripath Technology Inc. (incorporated by reference to Exhibit 10.2 of Tripath’s registration statement on Form S-1, registration number 333-35028, as amended)

10.3*	1995 Stock Plan and form of option agreement (incorporated by reference to Exhibit 4.8 of Tripath’s registration statement on Form S-8, registration number 333-108178)

10.4*	2000 Stock Plan and form of option agreement (incorporated by reference to Tripath’s definitive proxy statement on Schedule 14A filed on May 19, 2003)

10.5*	2000 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.5 of Tripath’s quarterly report on Form 10-Q for the quarter ended September 30, 2003)

10.6*	Form of Restricted Stock Purchase Agreement between Tripath Technology Inc. and an Executive Officer. (incorporated by reference to Exhibit 10.6 of Tripath’s annual report on Form 10-K filed on March 9, 2004)

10.7	Sublease Agreement, dated July 18, 2002, between Nortel Networks, Inc. and Tripath Technology Inc. (incorporated by reference to Exhibit 10.11 of Tripath’s quarterly report on Form 10-Q for the quarter ended September 30, 2002)

10.8	Distributor Agreement, dated July 1, 1998 between Uniquest Corporation and Tripath Technology Inc. (incorporated by reference to Exhibit 10.8 of Tripath’s annual report on Form 10-K filed on March 9, 2004)

10.9	Distributor Agreement, dated February 3, 1999 between Macnica, Inc and Tripath Technology Inc. (incorporated by reference to Exhibit 10.9 of Tripath’s annual report on Form 10-K filed on March 9, 2004)

10.10	Security Agreement dated March 8, 2004 between Tripath Technology Inc. and Union Bank of California, N.A. (incorporated by reference to Exhibit 10.1 of Tripath’s quarterly report on Form 10-Q filed on May 21, 2004)

10.11	Form of Stock Purchase Agreement dated August 1, 2004 between Tripath Technology Inc. and certain investors of Tripath Technology Inc. (incorporated by reference to Exhibit 10.11 of Tripath’s transition report on Form 10-K/T, filed on February 3, 2005)

10.12	Severance Agreement and Release, dated March 2, 2005, between Tripath Technology Inc. and Clarke Seniff (incorporated by reference to Exhibit 10.1 of Tripath’s current report on Form 8-K filed on March 7, 2005)

10.13	Securities Purchase Agreement, dated March 3, 2005 by and among Tripath Technology Inc. and the signatories thereto (incorporated by reference to Exhibit 10.12 of Tripath’s registration statement on Form S-1, registration number 333-123551, as amended)

10.14	Business Financing Agreement, dated August 4, 2005 by and among Tripath Technology Inc. and Bridge Bank, National Association (incorporated by reference to Exhibit 10.14 of Tripath’s annual report on Form 10-K filed on December 7, 2005)

10.15	Intellectual Property Security Agreement, dated August 4, 2005 by and among Tripath Technology Inc. and Bridge Bank, National Association (incorporated by reference to Exhibit 10.15 of Tripath’s annual report on Form 10-K filed on December 7, 2005)

10.16	Securities Purchase Agreement, dated November 8, 2005 by and among Tripath Technology Inc. and the signatories thereto (incorporated by reference to Exhibit 10.1 of Tripath’s current report on Form 8-K filed on November 9, 2005)

10.17	Security Agreement dated November 8, 2005 by and among Tripath Technology Inc. and the Purchasers named in the Securities Purchase Agreement dated November 8, 2005 (incorporated by reference to Exhibit 10.2 of Tripath’s current report on Form 8-K filed on November 9, 2005)

16.1	Letter, dated as of April 17, 2003, from PricewaterhouseCoopers LLP regarding its concurrence with Tripath’s statement regarding change of accountants (incorporated by reference to Exhibit 16.2 of Tripath’s current report on Form 8-K filed April 17, 2003)

Number	Description of Document

16.2	Letter, dated as of October 22, 2004, from BDO Seidman, LLP regarding its concurrence with Tripath’s statement regarding change of accountants (incorporated by reference to Exhibit 16.1 of Tripath’s current report on Form 8-K filed October 22, 2004).

21.1	List of subsidiaries of Tripath Technology Inc. (incorporated by reference to Exhibit 21.1 of Tripath’s transition report on Form 10-K/T, filed on February 3, 2005)

23.1	Consent of Stonefield Josephson Inc., Independent Registered Public Accounting Firm

24.1	Power of Attorney (incorporated by reference to the signature page of Tripath’s annual report on Form 10-K filed on December 7, 2005)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.