Form 10-Q
period 2005-12-31
TRIPATH TECHNOLOGY INC
filed 2006-02-09
CIK 1045739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer   ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

55,948,455 shares of the Registrant’s common stock were outstanding as of February 1, 2006.

PART I. Financial Information

Item 1. Financial Statements

TRIPATH TECHNOLOGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2005 (Unaudited)	September 30, 2005 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,718	$716
Restricted Cash	162	162
Accounts receivable, net	1,266	1,010
Inventories, net	5,099	5,457
Prepaid expenses and other current assets	1,674	1,512

Total current assets	9,919	8,857
Property and equipment, net	876	875
Other assets	119	122

Total assets	$10,914	$9,854

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,987	$3,488
Current portion of capital lease obligations	229	215
Current portion of deferred rent	314	305
Current portion of note payable	2,250	—
Current portion of note payable discount	(1,887)	—
Accrued expenses	2,322	2,899
Deferred distributor revenue	1,113	1,202
Warrant liability	3,753	396
Conversion feature of convertible debt	3,240	—

Total current liabilities	13,321	8,505

Long term liabilities:
Long term portion of capital lease obligations	94	21
Long term portion of deferred rent	83	167
Long term portion of note payable	2,750	—
Long term portion of note payable discount	(2,750)	—

Total long term liabilities	177	188

Commitments and contingencies (see Note 11)

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 100,000,000 shares authorized; 55,948,455 and 55,410,722 shares issued and outstanding at December 31, 2005 (unaudited) and September 30, 2005 (audited) respectively	55	55
Additional paid-in capital	203,296	202,310
Other comprehensive expense	(6)	(3)
Accumulated deficit	(205,929)	(201,201)

Total stockholders’ equity (deficit)	(2,584)	1,161

Total liabilities and stockholders’ equity (deficit)	$10,914	$9,854

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TRIPATH TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

Unaudited

	Three Months Ended December 31,
	2005	2004
Revenue	$3,422	$1,673
Cost of revenue	2,218	1,227

Gross profit	1,204	446

Operating expenses:
Research and development	1,831	1,901
Selling, general and administrative	1,843	1,428

Total operating expenses	3,674	3,329

Loss from operations	(2,470)	(2,883)
Change in fair value on revaluation of warrant and conversion feature liabilities	3,222	—
Interest, amortization and other expense, net	(5,479)	5

Net loss	$(4,727)	$(2,878)

Basic and diluted net loss per share	$(0.08)	$(0.06)

Number of shares used in computing basic and diluted net loss per share	55,858	48,267

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TRIPATH TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Unaudited

	Three Months Ended December 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(4,727)	$(2,878)
Adjustments to reconcile net loss to net cash used in operating activities:
Revaluation of warrant and conversion feature liabilities	(3,222)	—
Depreciation and amortization	144	249
Deferred rent	(75)	(63)
Provision for slow moving, excess and obsolete inventory	668	—
Stock-based compensation	460	41
Excess value from conversion feature and warrants	5,037	—
Accretion of debt discount	363	—
Change in value of unissued ESPP shares	9	—
Changes in assets and liabilities:
Accounts receivable	(256)	404
Inventories, net	(310)	187
Prepaid expenses and other assets	77	(168)
Accounts payable	(1,501)	(976)
Accrued expenses	(577)	107
Deferred distributor revenue	(89)	(148)

Net cash used in operating activities	(3,999)	(3,245)

Cash flows from investing activities:
Purchase of property and equipment	(145)	(4)

Net cash used in investing activities	(145)	(4)

Cash flows from financing activities:
Offering costs	(65)	—
Proceeds from issuance of common stock under ESPP and upon exercise of options	—	64
Proceeds from issuance of common stock upon exercise of warrants	266	—
Acquisition of capital lease	123	—
Principal payments on capital lease obligations	(36)	(222)
Proceeds from issuance of 6% convertible debentures and warrants	5,000	—
Debt issuance cost for finders’ fees	(140)	—

Net cash provided by (used in) financing activities	5,148	(158)

Net increase (decrease) in cash and cash equivalents	1,004	(3,407)
Effect of exchange rate changes on cash and cash equivalents	(2)	—
Cash, and cash equivalents, beginning of period	716	7,177

Cash, and cash equivalents, end of period	$1,718	$3,770

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Tripath Technology Inc.

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The unaudited condensed interim consolidated financial statements included herein have been prepared by Tripath Technology Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary to state fairly the Company’s financial position, results of operations and cash flows for the periods presented. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005. The results of operations for the three months ended December 31, 2005 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year.

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

The Company’s consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred substantial losses and has experienced negative cash flow since inception and has an accumulated deficit of $205.9 million at December 31, 2005. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Beginning in August 2001, the Company instituted programs to reduce expenses including reducing headcount from 144 employees at the end of July 2001 to 56 employees at the end of December 2003 and reducing employees’ salaries by 10 percent. In September 2002 the Company relocated its headquarters, which reduced rent expense and canceled its D&O policy which reduced insurance expense. These actions resulted in significant cost savings in 2003. The Company reduced its cash used in operating activities from approximately $13 million in 2002 to approximately $4 million in 2003. However, for the nine months ended September 30, 2004, cash used in operating activities increased to $9.1 million and for the year ended September 30, 2005 the Company used $9.8 million in cash. For the three months ended December 31, 2005, the Company had 63 employees and the cash used by the Company in operating activities was $4.0 million.

During 2004, warrants were exercised which resulted in the Company receiving proceeds totaling approximately $2.3 million. In addition, in August 2004 the Company raised $5 million through a financing in which the Company sold 2,500,000 shares of common stock at a price of $2.00 per share. In March 2005, the Company completed a private placement which resulted in gross proceeds of $4.4 million. In connection with this private placement the Company sold 4,833,335 shares of common stock at a price of $0.90 per share and issued warrants to purchase up to 966,667 shares of common stock with an exercise price of $1.25 per share.

In October 2005, the Company proposed amending the warrants issued as part of the March 2005 private placement to lower the exercise price to $0.50 per share, eliminate the cashless net exercise provision of the warrant, and advance the warrant termination date to October 14, 2005. On October 14, 2005, the holders of warrants who exercised 533,333 shares of the Company’s common stock agreed to the amendment and, as a result, the Company issued 533,333 shares of common stock upon the exercise of such amended warrants on October 14, 2005 for aggregate proceeds of $0.3 million. The remaining warrants to purchase 433,334 shares of common stock at an exercise price of $1.25 per share issued pursuant to the March 3, 2005 private placement are exercisable through September 4, 2008.

On November 8, 2005, the Company completed a private placement which resulted in gross proceeds of $5.0 million. In connection with this private placement the Company sold $5.0 million in principal amount of 6% Senior Secured Convertible Debentures, convertible into common stock at a price of $0.37 per share (subject to certain adjustments), and issued Series A Warrants to purchase up to 6,756,755 shares of common stock at an exercise price of $0.37 per share and Series B Warrants to purchase up to 10,368,854 shares of common stock at an exercise price of $0.43 per share. The Series A Warrants are exercisable immediately and terminate upon the later of July 1, 2006 or 30 days after the effectiveness date of the registration statement contemplated in the November 2005 private placement transaction. The registration statement was declared effective December 21, 2005, therefore the Series A Warrants terminate on July 1, 2006. The Series B Warrants are exercisable from May 8, 2006 until May 8, 2011.

At December 31, 2005, the Company had negative working capital of $3.4 million, including unrestricted cash of $1.7 million.

The Company will require more cash during 2006 to fund its operations and management believes that such additional cash requirements could be met by first obtaining additional financing and/or by taking measures to reduce operating expenses such as reducing headcount or canceling research and development projects. However, the Company may not be able to obtain additional funds on terms that would be favorable to its stockholders and the Company, or at all. In addition, any reduction in operating expenses may not provide more than a short-term benefit to funding operations and would likely have a negative effect on long-term operations. Unless our stockholders approve an increase in the number of authorized shares in the Company’s Certificate of Incorporation, we will not be able to raise additional capital through equity financings except by effecting a reverse stock split. The Company’s long-term prospects are dependent upon obtaining sufficient financing as needed to fund current working capital needs and future growth, and ultimately on achieving profitability.

2. Revenue recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, or SAB 104, “Revenue Recognition in Financial Statements”. The Company recognizes revenue when all of the following criteria are met: 1) there is persuasive evidence that an arrangement exists, 2) delivery of goods has occurred, 3) the sales price is fixed or determinable, and 4) collectibility is reasonably assured. The following policies apply to the Company’s major categories of revenue transactions:

Sales to OEM Customers: Under the Company’s standard terms and conditions of sale, title and risk of loss transfer to the customer at the time product is delivered to the customer, FOB shipping point, and revenue is recognized accordingly. The Company accrues the estimated cost of post-sale obligations, including product warranties or returns, based on historical experience. The Company has experienced minimal warranty or other returns to date.

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

Allowance for Doubtful Accounts: The Company provides an allowance for doubtful accounts to ensure trade receivables are not overstated due to un-collectibility. The collectibility of the Company’s receivables is evaluated based on a variety of factors, including the length of time receivables are past due, indication of the customer’s willingness to pay, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company become aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or substantial deterioration in the customer’s operating results or financial position. If circumstances related to the Company’s customers change, estimates of the recoverability of receivables would be further adjusted.

3. Net loss per share

Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common stock outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common stock and dilutive potential common stock outstanding. The calculation of diluted net loss per share excludes potential common stock if the effect is anti-dilutive. Potential common stock consists of incremental common stock issuable upon the exercise of stock options, shares issuable upon conversion of convertible preferred stock, common stock issuable upon the exercise of common stock warrants and common stock issuable upon the conversion of convertible debentures.

The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended December 31,
	2005	2004
Numerator:
Net loss	$(4,727)	$(2,878)

Denominator:
Weighted average common stock	55,858	48,267

Basic and diluted net loss per share	$(0.08)	$(0.06)

4. Accounting for stock-based compensation

In the first quarter of fiscal 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payments,” which revises SFAS 123, “Accounting for Stock-Based Compensation”. Prior to fiscal 2006, the Company applied Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options. Under the APB 25 method, because the Company granted stock options to employees at exercise prices equal to fair market value on the date of grant, no compensation cost was recognized for option grants in periods prior to fiscal 2006. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” the Company disclosed the pro forma net loss and net loss per share as if the fair value-based method had been applied in measuring compensation expense for stock-based incentive awards.

Under SFAS 123R, the Company is required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard, which includes a lattice model and the Black-Scholes model. For all new stock based compensation awards granted starting October 1, 2006, and for any modification, cancellation or repurchase of awards granted prior to October 1, 2006, the Company will record Compensation cost in the statement of operations based on the fair value of the award or the requisite service period. At the present time, the Company is continuing to use the Black-Scholes model. The adoption of SFAS 123R, applying the “modified prospective method,” as elected by the Company, requires the Company to value stock options prior to its adoption of SFAS 123 under the fair value method and expense the unvested portion over the stock options remaining vesting period. SFAS 123R also requires the Company to estimate forfeitures in calculating the expense relating to stock-based compensation as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur. This resulted in the Company expensing $460,000 in the first quarter of fiscal 2006. The Company adjusted for this cumulative effect and recognized a reduction in stock-based compensation, which was recorded within the research & development and selling, general and administrative (SG&A) expense on the Company’s consolidated income statement.

The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123(R) to options granted under the Company’s stock-based compensation plans prior to the adoption. For purposes of this pro forma disclosure, the value of the options was estimated using a Black-Scholes-Merton (“BSM”) option-pricing formula and amortized on a straight-line basis over the respective vesting periods of the awards. Pro-forma disclosures for the three months ended December 31, 2005 are not presented because stock-based payments were accounted for under SFAS 123(R)’s fair-value method during this period.

Three Months Ended December 31, 2004
Net loss applicable to common stockholders, as reported	$(2,878)
Total stock-based employee compensation expense (benefit) included in the net loss, determined under the recognition and measurement principles of APB Opinion No. 25, net of income taxes	41
Total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(1,035)

Pro forma net loss applicable to common stockholders	$(3,872)

Loss per share:
Basic and diluted—as reported	$(0.06)

Basic and diluted—pro forma	$(0.08)

Had compensation costs for the Company’s stock-based compensation been determined based on the fair value at the grant dates for awards made prior to fiscal 2006 under those plans and consistent with SFAS No. 123R, the Company’s net loss and net loss per share would have been adjusted to the pro forma amounts indicated below:

	As per SFAS 123R	As per SFAS 123
Net Loss	$(4,727)	$(5,662)
Net loss per share:
Basic and Diluted	$(0.08)	$(0.10)

Under SFAS 123R, the Company will continue to utilize the Black-Scholes model to estimate the fair value of options granted after October 1, 2005. The Company’s assessment of the estimated compensation charges is affected by its stock price as well as assumptions regarding a number of variables. These variables include, but are not limited to, the Company’s stock price volatility and employee stock option exercise behaviors.

5. Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market funds and commercial paper, bonds and notes, the fair value of which approximates cost.

At December 31, 2005 and September 30, 2005, the Company had $0.2 million and $0.2 million in restricted cash, respectively. The restricted cash represents monies held in a separate money market account as collateral for a standby letter of credit as called for in the Company’s facility lease.

6. Concentration of credit risk and significant customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. Substantially all of the Company’s cash and cash equivalents are invested in highly-liquid money market funds with major financial institutions. The Company sells its products through distributors and directly to original equipment manufacturers. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses, as considered necessary by management. Credit losses to date have been consistent with management’s estimates. During the quarters ended December 31, 2005 and 2004, the Company had minimal bad debts write-offs.

The following table summarizes sales to end-customers comprising 10 percent or more of the Company’s total revenue for the periods indicated:

	% of Revenue for the Quarter Ended December 31,
	2005	2004
Customer A	12%	—
Customer B	10%	10%
Customer C	10%	—
Customer D	—	14%

The Company’s accounts receivable were concentrated with four customers at December 31, 2005 representing 37 percent, 20 percent, 12 percent and 13 percent of aggregate gross receivables and with three customers at September 30, 2005 representing 40 percent, 16 percent, and 12 percent of aggregate gross receivables.

7. Inventories

Inventories are stated at the lower of cost or market. This policy requires the Company to make estimates regarding the market value of the Company’s inventory, including an assessment of excess or obsolete inventory. The Company determines excess and obsolete inventory based on an estimate of the future demand and estimated selling prices for the Company’s products within a specified time horizon, generally 12 months. The estimates the Company uses for expected demand are also used for near-term capacity planning and inventory purchasing and are consistent with the Company’s revenue forecasts. Actual demand and market conditions may be different from those projected by the Company’s management. If the Company’s unit demand forecast is less than the Company’s current inventory levels and purchase commitments, during the specified time horizon, or if the estimated selling price is less than the Company’s inventory value, the Company will be required to take additional excess inventory charges or write-downs to net realizable value which will decrease the Company’s gross margin and net operating results in the future. During the quarter ended March 31, 2002, the Company recorded a provision for excess inventory of approximately $5.0 million primarily related to excess inventory for the Company’s TA2022 product as a result of a decrease in forecasted sales for this product. In 2004, the Company increased the inventory reserves by an additional $4.3 million from $4.9 million to $9.2 million to account for slow moving, excess, and obsolete inventory. The additional inventory charge related to slow-moving and excess inventory for the Company’s TA1101B, TA3020, TA2041, TA2022 and leaded TA2024 products, the TK2350, TK2051, TK2150, TK2050 and TK2052 chipsets, and Kauai 2BB and U461 die based on a decline in forecasted sales for these parts. These components and finished goods did not have a market or sales forecast based on customer demand that could support the number of units in inventory at that time. During the year ended September 30, 2005, the Company sold inventory for which the net amount of approximately $4.0 million of inventory reserves were previously provided for. During the quarters ended December 31, 2005 and September 30, 2005, the Company sold inventory for which the net amount of approximately $0.7 million and $1.3 million of inventory reserves were previously provided for. These were due to the Company’s end-customers experiencing significant growth which resulted in sales of previously written down inventory. In addition during calendar 2005, certain of the Company’s customers’ products had experienced growth beyond previously estimated levels.

Inventories, net, are comprised of the following (in thousands):

	December 31, 2005 (Unaudited)	September 30, 2005
Raw materials	$1,473	$946
Work-in-process	356	943
Finished goods	2,364	2,643
Inventory held by distributors	906	925

Total	$5,099	$5,457

8. Segment and geographic information

The Company has determined that it has one reportable business segment: the design, license and marketing of integrated circuits.

The following is a geographic breakdown of the Company’s sales by shipping destination for the following periods (in thousands):

	Three Months Ended December 31, (un-audited)
	2005	2004
United States	$54	$199
Japan	1,252	781
Singapore	—	14
Taiwan	294	28
China	973	189
Europe	613	250
Korea	235	212
Rest of world	1	—

	$3,422	$1,673

Approximately 98 percent and 88 percent of the Company’s total revenue for the three months ended December 31, 2005 and December 31, 2004, respectively, was derived from sales to end-customers based outside the United States.

Net property and equipment by country was as follows:

	Three Months Ended December 31, (un-audited)
	2005	2004
United States	$357	$710
Korea	251	340
Malaysia	265	354
Japan	3	22
China	—	3

	$876	$1,429

9. Convertible Debt

In November 2005, the Company entered into the Securities Purchase Agreement with the purchasers named therein (the “Purchasers”). The transaction closed on November 8, 2005. Pursuant to the Securities Purchase Agreement, the Purchasers purchased 6% Senior Secured Convertible Debentures (the “Debentures”) in aggregate principal amount of $5,000,000 together with Series A Warrants and Series B Warrants. The Company expects to use the proceeds of the financing to finance on-going operations. The Company has also entered into a Security Agreement dated November 8, 2005 by and between the Company and the signatories thereto (the “Security Agreement”), pursuant to which the Debentures are secured by all of the assets of the Company, including the Company’s intellectual property. Interest is payable on the Debentures at a rate of 6% per annum. Monthly principal and interest payments on the Debentures begin on April 8, 2006. At the option of the Company, interest payments on the Debentures are payable either in cash or in registered Common Stock, subject to certain conditions as specified in the Debentures.

The Debentures have a term of two years and come fully due on November 8, 2007. The Debentures are convertible at the option of the holder at any time and from time to time into Common Stock of the Company at a conversion price of $0.37 per share, subject to certain adjustments. Pursuant to the terms of the Debentures, the conversion price will be reset (the “Reset Provision”) in the event the Company (i) effects a reverse stock split and/or (ii) has its Common Stock delisted from the Nasdaq Capital Market (such delisting occurred on December 8, 2005). The Reset Provision adjusts the conversion price on the 60th day following any such reverse stock split or delisting to the lower of either the then conversion price or the volume weighted average price of the Company’s Common Stock (“VWAP”) for the 10 trading days preceding such reset. Additionally, in the event that the Company issues Common Stock in an equity financing at a price less than the then conversion price, the conversion price shall be immediately adjusted to the price at which such Common Stock was issued.

Events of default under the Debentures include:

•	failure to pay principal or any premium on any Debenture when due;

•	failure to pay any interest, late fees or liquidated damages on any Debenture after a period of 3 trading days;

•	failure to perform other covenants under the Debenture that is not cured by the earlier of 5 trading days after notice by holder or 10 trading days after the Company is aware of such default;

•	default under the other financing documents that is not cured by the earlier of 5 trading days after notice or 10 trading days after the Company is aware of such default;

•	any representation or warranty under the financing documents that is untrue or incorrect in any material respect;

•	certain events of bankruptcy or insolvency of the Company or any of its subsidiaries;

•	any default by the Company or its subsidiaries under any instrument in excess of $150,000 that results in such obligation becoming due and payable prior to maturity;

•	the Company becoming party to a change of control transaction, or disposing of greater than 40% of its assets or redeeming more than a de minimus number of outstanding equity securities;

•	failure by the Company to have its the resale registration statement (the “Resale Registration Statement”) registering the resale of the Common Stock issuable upon the conversion of the Debentures and the exercise of the Warrants (as defined below) declared effective by the SEC on or prior to April 7, 2006;

•	if, during the effectiveness period of the Resale Registration Statement, the effectiveness of the registration statement lapses for any reason or the holder shall not be permitted to resell registrable securities under such Resale Registration Statement, in either case, for more than 20 consecutive trading days or 30 non-consecutive trading days during any 12 month period, subject to certain limited exceptions;

•	failure to deliver Common Stock certificates to a holder prior to the third trading day after a Debenture conversion date;

•	any breach of the Voting Agreement (the “Voting Agreement”) entered into by Dr. Adya S. Tripathi in connection with the financing to vote shares of the Company’s Common Stock owned by him in favor of any required stockholder approval of the financing to the extent required in order to maintain the listing of the Company’s Common Stock on the Nasdaq Capital Market or any successor entity;

•	any draw-down by the Company under its current accounts receivable secured credit agreement facility with Bridge Bank, National Association (“Bridge Bank”) with out the express prior written consent of holder.

Upon an event of default, 130% of the outstanding principal of Debentures plus all accrued and unpaid interest shall become immediately due and payable to the holder of the Debentures.

The Debentures contain various covenants that limit the Company’s ability to:

•	incur additional debt, other than permitted debt as defined in the Debenture;

•	repay or repurchase more than a de minimus number of shares of Common Stock;

•	incur specified liens, other than permitted liens as defined in the Debenture; or

•	amend its certificate, bylaws or charter documents in a material adverse manner to the holder.

In addition, as part of the financing, the Company has agreed to be bound by the following covenants:

•	not to issue shares of Common Stock or other securities convertible or exercisable for Common Stock until 180 days after the effective date of the Resale Registration Statement;

•	not to assume any corporate debt which is senior to the Debentures;

•	either to terminate the Company’s existing accounts receivable secured credit facility with Bridge Bank or to enter into an inter-creditor agreement with Bridge Bank by January 7, 2006 to effect the subordination of the facility to the Debentures;

•	not to repay or repurchase more than a de minimus number of shares of Common Stock;

•	not to incur specified liens, other than certain specified permitted liens;

•	not to amend the Company’s current Certificate of Incorporation except to effect a reverse stock split or as the result of a delisting of the Company’s Common Stock from the Nasdaq Capital Market; and

•	not to pay cash dividends or distributions on its equity securities.

Pursuant to the Securities Purchase Agreement, the Company also issued Series A Common Stock Warrants and Series B Common Stock Warrants to the Purchasers. The Series A Common Stock Warrants (the “Series A Warrants”) are exercisable from November 8, 2005 until the later of July 1, 2006 or 30 days after the effectiveness date (December 21, 2005) of the Resale Registration Statement to purchase up to 6,756,756 shares of Common Stock (the “Series A Share Amount”) at an exercise price of $0.37 per share (the “Series A Exercise Price”). The registration statement went effective on December 21, 2005, therefore the Series A Warrants terminate on July 1, 2006. The Series B Common Stock Warrants (the “Series B Warrants” and together with the Series A Warrants, the “Warrants”) are exercisable from May 8, 2006 until May 8, 2011 to purchase up to 10,135,133 shares of Common Stock (the “Series B Share Amount,” and together with the Series A Share Amount, the “Warrant Share Amount”) at an exercise price of $0.43 per share, (the “Series B Exercise Price,” and together with the Series A Exercise Price, the “Warrant Exercise Price”).

The Warrants contain provisions to adjust the Warrant Exercise Price and the Warrant Share Amount in the event that the Company issues Common Stock in an equity financing at a price less than the then applicable Warrant Exercise Price, in which case (i) the Warrant Exercise Price shall be reduced to the price at which such Common Stock was issued and (ii) the Warrant Share Amount shall be increased such that the aggregate Warrant Exercise Price payable, after taking into account the decrease in the Warrant Exercise Price, shall be equal to the aggregate Warrant Exercise Price prior to such adjustment. The Warrants also may be net exercised on a cashless basis. The Warrants contain a call provision, pursuant to which the Warrants can be called by the Company on 20-days notice if the Common Stock price per share of the Company closes for 10 consecutive trading days at or above (i) 150% of the Series A Exercise Price with respect to the Series A Warrants and (ii) 250% of the Series B Exercise Price with respect to the Series B Warrants, so long as the Common Stock is traded on the Nasdaq National Market, the Nasdaq Capital Market or the OTC Bulletin Board.

The financing was completed through a private placement to accredited investors and is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. Pursuant to the Registration Rights Agreement with the Purchasers dated November 8, 2005 (the “Registration Rights Agreement”), the Company agreed to file a Resale Registration Statement covering the resale of the shares issuable to the investors upon the conversion of the Debentures and the exercise of the Warrants within 30 days of the closing of the financing. In addition, as long as the Debentures remain outstanding, the holders of the Debentures have the right to participate in the Company’s future equity or equity-linked financings. In connection with consummating the financing pursuant to the Securities Purchase Agreement, the Company has paid fees to its financial advisor of $150,750 and has issued warrants to its financial advisor to purchase up to 233,721 shares of the Company’s Common Stock on the same terms as the Series B Warrants (exercisable from May 8, 2006 until May 8, 2011 at an exercise price of $0.43 per share).

The proceeds to the Company for the Debentures and the Series A Warrants and Series B Warrants issued to the investors were $5.0 million. The Company paid legal expenses and a finders’ fee of $150,750 in commissions and Series B Common Stock Warrants to acquire 233,721 shares of the Company’s common stock in connection with the financing. The Series B Common Stock Warrants issued are exercisable at $0.43 per share. The Company has ascribed the value of $95,826 to the finders’ fee warrants which is recorded along with the finders’ fee of $150,750 as a warrant liability cost in the balance sheet at December 31, 2005. The fair value ascribed to the finders’ fee Series B Common Stock Warrants was estimated on the commitment date using the Black-Scholes-Merton pricing model with the following assumptions: risk-free interest rate of 4.51%; contractual term of 5 years; expected volatility of 145.04%; and expected dividend yield of 0%.

If the aggregate principal amount owing under the Debentures is converted, the Company will issue 17,125,609 shares, which may be adjusted pursuant to the reset provisions in the Debentures, of its common stock. The Company did, in fact, trigger such reset provision when the Company’s Common Stock was delisted from the NASDAQ on December 8, 2005. The reset provision in the Debentures adjusts the conversion price on the 60th day following the delisting, or on February 6, 2006, to the lower of either the then conversion price or the volume weighted average price of the Company’s Common Stock (“VWAP”) for the 10 trading days preceding such reset. The VWAP for these 10 days is $0.417, and therefore the Debenture conversion price remains at $0.37. If the Debentures are not converted, the first payment of principal and accrued but unpaid interest will be due on April 8, 2006 and additional payments will be due on the first of each month thereafter with the final payment due on November 8, 2007. The Company may pay accrued interest in cash or in shares of Company common stock, if during the ten trading days immediately prior to such interest payment the daily VWAP of the Common Stock is equal to or greater than 115% of the conversion price prior to such interest payment. The Company does not currently intend to pay accrued interest with shares of its common stock.

In accordance with Statement of Financial Accounting Standards No. 133, ‘Accounting for Derivative Instruments and Hedging Activities’, (“FASB 133”), the Company determined that the conversion feature of the Debentures met the criteria of an embedded derivative and therefore the conversion feature of the debt needed to be bifurcated and accounted for as a derivative. Due to the reset provisions of the Debentures, the debt does not meet the definition of “conventional convertible debt” because the number of shares which may be issued upon the conversion of the debt is not fixed. Furthermore, there is no cap on the number of shares that could be issued in the event that the Company is delisted from the Nasdaq or one of the other reset provisions is triggered. Therefore, the conversion feature fails to qualify for equity classification under EITF 00-19, and must be accounted for as a derivative liability.

The fair value of the conversion option was estimated at the issuance date, November 8, 2005, using the Black-Scholes-Merton option pricing model using the following assumptions:

Stock price of $.045;

Exercise price of $.138;

Contractual term of 2 years;

Volatility of 96.43%;

Expected yield of 0%; and

Risk-free interest rate of 4.51%.

The Company determined the exercise price per share for the conversion feature by computing the discounted net present value (DNPV) of the debt ($5,000,000 plus interest at 6% over two years, discounted at 18.6%) and dividing the DNPV amount by the total number of shares the debt is convertible into. The 18.6% discount factor is the Company’s estimate of the appropriate rate of return that an investor would expect from a similar debenture not taking into consideration the conversion feature or warrants. As a result, the Company ascribed a value of $4,733,295 to the derivative at the date of issuance. The fair value of the conversion feature was subsequently revalued to $3,239,965 at December 31, 2005 with the change in value reflected in the Company’s consolidated statement of operations.

The Company has ascribed a value at the issuance date, November 8, 2005, of $1,148,648 to the Series A Warrants. The Series A Warrants issued in the financing transaction are free-standing derivatives accounted for under FAS 133. The fair value ascribed to the Series A Warrants was estimated on the commitment date using the Black-Scholes-Merton pricing model with the following assumptions:

Stock price of $0.45;

Exercise price of $0.37;

Contractual term of 0.7 years;

Volatility of 92.04%;

Expected yield of 0%; and

Risk-free interest rate of 4.51%.

The Black-Scholes-Merton model resulted in a fair value of $0.17 and therefore a warrant liability in the amount of $1,148,648 was recorded as a credit to ‘warrant liability’ in the Company’s Balance Sheet. The fair value of the Series A Warrants were subsequently revalued to $675,676 at December 31, 2005 using the Black-Scholes-Merton model. This change in value was reflected in the Company’s consolidated Statement of Operations.

The Company has ascribed a value at the issuance date, November 8, 2005, of $4,155,405 to the Series B Warrants. The Series B Warrants issued in the financing transaction are free-standing derivatives accounted for under FAS 133. The fair value ascribed to the Series B Warrants was estimated on the commitment date using the Black-Scholes-Merton pricing model with the following assumptions:

Stock price of $0.45;

Exercise price of $0.43;

Contractual term of 5.0 years;

Volatility of 145.04%;

Expected yield of 0%; and

Risk-free interest rate of 4.51%.

The Black-Scholes-Merton model resulted in a fair value of $0.41 for the Series B Warrants and therefore a warrant liability in the amount of $4,155,405 was recorded as a credit to ‘warrant liability’ in the Company’s Balance Sheet. The fair value of the Series B Warrants were subsequently revalued to $2,939,189 at December 31, 2005 using the Black-Scholes-Merton model. This change in value was reflected in the Company’s consolidated Statement of Operations.

The $5,000,000 face amount of the Debentures was stripped of its conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds method, whereby any remaining proceeds after allocating the proceeds to the Warrants and conversion option would be attributed to the debt. Since the combined fair values of the Warrants and the conversion option at issuance of $10,037,348 was in excess of the total proceeds on the transaction, the debt was recorded at a net zero value. As a result, the Company recorded the amount of the value ascribed to the conversion feature and the Warrants that exceeded proceeds from the financing of $5,000,000 as interest expense in the Company’s consolidated Statement of Operations. This resulted in a charge of $5.037 million to interest expense leaving a net debt discount value of $5 million. The debt discount of $5 million is being accreted and recognized as interest expense from the date of issuance to the stated redemption date using the effective yield method.

The following table reflects the Convertible Debt at December 31, 2005:

Convertible Debt	$5,000,000
Less: Current portion of debt discount	(1,886,986)
Less: Long-term portion of debt discount	(2,750,000)

$363,014

The debt has the following principal amounts due over the remaining life as follows:

Year ended September 30, 2006	$1,500,000
Year ended September 30, 2007	$3,000,000
Year ended September 30, 2008	$500,000

The following table summarizes the charges to interest, amortization and other expense, net for the three months ended December 31, 2005:

Excess value from conversion feature and warrants	$5,037,348
Amortization of finders fees	$10,945
Amortization of finders warrants	$6,957
Interest expense on debt	$43,562
Accretion of debt discount	$363,014
Interest expense on capital leases and other	$16,613

$5,478,439

The Series A Warrants expire on July, 1, 2006 and the Series B Warrants expire on May 8, 2011. The Company may call the Series A Warrants if the Company’s common stock trades at 150% of the Series A Exercise Price or above for 10 consecutive trading days after the date that is 10 days following the effectiveness of the registration statement providing for the resale of the shares issued upon the conversion of the Debentures and exercise of the Warrants (December 21, 2005). The Company may call the Series B Warrants if the Company’s common stock trades at 250% of the Series B Exercise Price or above for 10 consecutive trading days after the date that is 10 days following the effectiveness of the registration statement providing for the resale of the shares issued upon the conversion of the Debentures and exercise of the Warrants (December 21, 2005). The Company would receive proceeds of approximately $2,499,999 for the Series A Warrants and $4,458,607 for the Series B Warrants if all of the Warrants are exercised.

Under the Registration Rights Agreement, the Company was required to file a registration statement providing for the resale of the shares that are issuable upon the conversion of the Debentures and the exercise of the Warrants. Such registration statement was filed on December 8, 2005, and was declared effective on December 21, 2005. This registration statement on Form S-1 will need to be updated to maintain effectiveness pursuant to the rule promulgated by the SEC.

The Registration Rights Agreements from the Company’s March 2005 financing and from its November 2005 financing have clauses for liquidated damages. The Company could potentially incur significant cash liquidated damages for failure to register or maintain an effective registration statement for the shares underlying the transaction. If the Company fails to have the registration statement declared effective within the specified period, the Company would be required to pay liquidated damages to the investor(s) until:

-	The registration statement is declared effective;

-	Effectiveness is maintained for a prescribed period; or

-	Investor is no longer incurring damages for the issuer’s failure to register the securities (e.g. if the securities become freely transferable after a holding period under Rule 144 of the Securities Act of 1933)

Liquidated damages penalties are paid in cash and the amount is determined by a formula (in the case of the November 2005 Registration Rights Agreement, 2% of the aggregate purchase price paid by the holder of the securities covered by the Registration Rights Agreement). As of December 31, 2005, the maximum cash penalty that could be payable in the event of a breech of the Registration Rights Agreement from the November 2005 financing is 130% of the outstanding principle amount of the Debentures plus all accrued and unpaid interest would become immediately due and payable.

In accordance with Emerging Issues Task Force (EITF) Issue 05-4, the Company believes that the effect of the liquidated damages should be treated under the first view (View A), which states that a registration rights agreement should be treated as a combined unit together with the underlying financial instruments, warrants and derivative debenture and evaluated as a single instrument under EITF Issue 00-19 and FAS 133. The Company concluded that this view is the most appropriate for the transaction. Accordingly the Registration Rights Agreement and the financial instruments to which it pertains (the warrants and the convertible debentures) were considered a combined instrument and accounted for accordingly.

10. Warrant Liability

In conjunction with the issuance of convertible debt, the Company has issued various warrants that have registration rights for the underlying shares. As the contracts must be settled by the delivery of registered shares and the delivery of registered shares is not considered by the Company, pursuant to Emerging Issues Task Force (EITF) 00-19 “Accounting for Exercise Finance Instruments Indexed to, and Potentially Settled in a Company’s Own Stock”, the net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet and the change in fair value from the date of issuance to December 31, 2005 has been included in change in fair value on revaluation of warrant liability.

The following table reflects the number of the warrants outstanding and the warrant liability at December 31, 2005:

	Exercise Price	Expiration Date	# of Warrants Outstanding	Warrant Liability
Series A Warrants	$0.37	07/01/06	6,756,755	$1,148,648
Series B Warrants	0.43	05/08/11	10,135,133	4,155,405
Finders Fee Warrants	0.43	05/08/11	233,721	95,826
Warrants from March 2005 Financing	1.25	03/03/08	433,334	177,667
Less: change in fair value of warrant liability for:
Series A Warrants				(472,973)
Series B Warrants				(1,216,216)
Finders Fee Warrants				(28,047)
Warrants from March 2005 Financing				(108,334)

				$3,751,976

In October 2005, we proposed amending the warrants issued as part of the March 2005 private placement. The holders of warrants to exercise 533,333 shares of the Company’s common stock agreed to the amendment, which lowered the exercise price of the warrants to $0.50 per share, eliminated the cashless net exercise provision of the warrant, and advanced the warrant termination date to October 14, 2005. The Company issued 533,333 shares of common stock upon the exercise of such amended warrants on October 14, 2005 for aggregate proceeds of $0.3 million.

The values ascribed to the warrants and conversion feature of the Debentures follow the guidance of the EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, EITF 00-19: “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” and EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” of the FASB’s Emerging Issues Task Force. The debt discount associated with the warrants from the November financing is amortized to interest expense over the life of the Debentures or upon earlier conversion of the Debentures using the effective yield method. As of December 31, 2005, the Company had approximately $1.8 million of change in fair value on revaluation of the warrant liability.

11. Commitments and contingencies

Lease commitments: The Company leases office space and equipment under non-cancelable operating leases. The Company also has a capital lease for research and development related software and a capital lease for manufacturing test equipment.

The Company’s total commitments on its operating and capital leases and inventory purchases as of December 31, 2005, were as follows (in thousands):

Year ending December 31,	Operating Leases	Capital Leases
2006	794	251
2007	590	87
2008	51	66

Total minimum lease payments	$1,435	404

Less: amount representing interest		(81)

Present value of minimum lease payments		323
Less: current portion of capital lease obligations		(229)

Long-term capital lease obligations		$94

Contingencies: From time to time, in the normal course of business, various claims could be made against the Company. At December 31, 2005, there were no pending claims the outcome of which is expected to result in a material adverse effect on the financial position or results of operations of the Company.

Subsequent Event: On January 20, 2006, the Company signed an amendment to the existing Cadence lease revising the payment schedule and extending the optional maintenance through year 2008. The maintenance renewal is optional and may be canceled if 90 day notice is given to Cadence. The total capital lease principle amount does not change. The total payments that will have been made at the end of the term will be approximately $900,000.

12. Guarantees

In November 2002, the FASB issued FIN No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34.” The following is a summary of the Company’s agreements that the Company has determined are within the scope of FIN 45.

The Company provides a limited warranty for up to one year for any defective products. During the quarters ended December 31, 2005 and December 31, 2004, warranty expense was insignificant. The Company has a reserve for warranty costs of $20,000, which has not changed in the past quarter.

In March 2004, the Company entered into a Security Agreement to provide collateral for an outstanding standby letter of credit which continued to be in the amount of $0.2 million at December 31, 2005.

Pursuant to its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. To date, the Company has not incurred any costs in connection with these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2005. During the quarter ended December 31, 2004 the Company obtained a new Directors and Officers (“D&O”) Liability Insurance policy. This policy has been renewed for 2005 through December 2006. However, this new D&O policy does not cover the lawsuits described in Note 15 below, although the claims involved in these lawsuits may be covered by the aforementioned indemnification agreements.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, customers, and its sublandlord and (ii) its agreements with investors. Under these provisions the Company has agreed to generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the applicable agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. To date, the Company has not incurred any costs in connection with these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2005.

13. Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4,” or “SFAS 151.” SFAS 151 amends ARB 43, Chapter 4 to clarify that any “abnormal” amounts of idle freight, handling costs and spoilage should be recognized as current period charges. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets—an amendment of APB opinion No. 29,” or SFAS 153. SFAS 153 clarifies that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged, with a general exception for exchanges that have no commercial substance. SFAS 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

In March 2005, the SEC released SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 provides the SEC staff’s position regarding the application of SFAS 123(R) and certain SEC rules and regulations, and also provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company has adopted SAB 107, the results of which are reflected in the attached Statement of Operations included with this report.

In March 2005, the FASB issued FSP No. 46(R)-5, “Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities” (FSP 46(R)-5), which provides guidance for a reporting enterprise on whether it holds an implicit variable interest in a variable interest entity (VIE) or potential VIE when specific conditions exist. FSP 46(R)-5 became applicable to the Company in the quarter ended June 30, 2005. FSP 46(R) had no impact on the Company’s consolidated results of operations and financial condition as of September 30, 2005.

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (FIN 47), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is currently evaluating the effect that the adoption of FIN 47 will have on the Company’s consolidated results of operations and financial condition, but does not expect it to have a material impact.

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20, and FASB Statement No. 3” (SFAS 154). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

In December 2004, the FASB issued, and made effective, two Staff Positions (FSP) that provide accounting guidance on how companies should account for the effect of the American Jobs Creation Act of 2004 that was signed into law on October 22, 2004. In FSP FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” the FASB concluded that the special tax deduction for domestic manufacturing, created by the new legislation, should be accounted for as a “special deduction” instead of a tax rate reduction. As such, the special tax deduction for domestic manufacturing is recognized no earlier than the year in which the deduction is taken on the tax return. FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” allows additional time to evaluate the effects of the new legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. The Company does not anticipate that this legislation will impact its results of operations or financial condition.

14. Litigation

From time to time, the Company becomes subject to various legal proceedings and claims, both asserted and unasserted, that arise in the ordinary course of business. Litigation in general, and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict. An unfavorable resolution of one or more of these lawsuits would materially adversely affect the Company’s business, results of operations, or financial condition. In addition, given the Company’s financial condition and that there is not sufficient insurance coverage to offset the cost of litigation, the costs of defending one or more of these lawsuits will likely adversely affect the Company’s financial condition. The Company cannot estimate the loss or range of loss that may be reasonably possible for any of the contingencies described and accordingly have not recorded any associated liabilities in the Company’s consolidated balance sheets. The Company accrues legal costs when incurred.

SEC Investigation

On or about November 9, 2004, the SEC requested that the Company voluntarily produces documents responsive to certain document requests in the investigation entitled In the Matter of Tripath Technology, Inc. On or about January 25, 2005, February 14, 2005, and February 16, 2005, the SEC made additional documents requests. On or about March 30, 2005, the SEC issued a subpoena to the Company seeking additional documents. The Company has produced documents in response to the SEC’s voluntary requests for documents as well as the subpoena. The Company has cooperated with the SEC in its review of these matters.

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

In a letter dated December 15, 2005, the SEC indicated that the formal investigation of the Company had been terminated and that no enforcement action has been recommended to the Commission.

Federal Securities Class Actions

Beginning on November 4, 2004, plaintiffs filed four separate complaints purporting to be class actions in the United States District Court for the Northern District of California alleging that the Company and certain of the Company’s present or former officers and/or directors, Dr. Adya S. Tripathi, David Eichler and Graham Wright, violated Sections 10(b) and 20(a) of the Exchange Act. Plaintiffs purported to represent a putative class of shareholders who purchased or otherwise acquired Tripath securities between January 29, 2004 and October 22, 2004. The complaints contain varying allegations, including that the Company and the individual defendants made materially false and misleading statements with respect to financial results and with respect to the Company’s business, prospects and operations in the Company’s filings with the SEC, press releases and other disclosures. The complaints seek unspecified compensatory damages, attorneys’ fees, expert witness fees, costs and such other relief as may be awarded by the Court.

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

The hearing for final approval of the settlement currently is scheduled for April 11, 2006. Approximately $1.8 million has been accrued for this matter.

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

A Case Management Conference is scheduled for March 28, 2006 before the Court. The parties currently are engaged in settlement discussions.

Langley Securities Fraud Litigation

On or about June 2, 2005, plaintiff Langley Partners, L.P. (“Langley”) filed a complaint in the United States District Court for the Southern District of New York alleging claims against the Company, Dr. Adya Tripathi, the Company’s President and Chief Executive Officer, and David Eichler, the Company’s former Chief Financial Officer. Langley alleges that it entered into a stock purchase agreement with Tripath on or about August 2, 2004 in which Langley purchased 1 million shares of Tripath common stock at a purchase price of $2.00 per share. Langley also alleges that it consented to the receipt of the Company’s Prospectus dated August 2, 2004 and the accompanying Prospectus dated June 1, 2004 which specifically incorporated certain of the Company’s filings with the SEC from March through July 2004. The complaint generally alleges that the Company and the individual defendants made materially false and misleading statements with respect to the Company’s financial results and with respect to its business, prospects, internal accounting controls and design wins on Godzilla products in the Company’s filings with the SEC, press releases and other documents. The complaint alleges claims against the Company and the individual defendants for violations of Sections 10(b) and 20(a) of the Exchange Act, fraud, breach of contract, unjust enrichment and money that had been received, rescission and violations of Sections 11 and 15 of the Securities Act. On this basis, the complaint seeks unspecified compensatory damages and restitution in an amount in excess of $2 million, rescission of the purchase agreement and a return of $2 million, unspecified punitive damages, costs and such other relief as may be awarded by the Court.

On October 6, 2005, the Court entered an Order granting the Company’s motion to transfer this action from the Southern District of New York to the United States District Court for the Northern District of California. On October 18, 2005, the action was transferred to the Northern District of California.

On December 9, 2005, the Company and the individual defendants filed a motion to dismiss the complaint in its entirety which has been scheduled for hearing before the Court on February 16, 2006.

15. Restatement of Previously Reported Quarterly and Transition Period Financial Information

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

As a result, the Audit Committee concluded on May 5, 2005 that the Company should restate certain financial information (the “Additional Restatement”) that was previously reported in the Company’s Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2004, June 30, 2004 and December 31, 2004 as well as certain financial information for the quarter and transition period ended September 30, 2004 and that was previously reported in the Company’s Transition Report. The Additional Restatement was based on the Audit Committee’s conclusion on such date that the Consolidated Balance Sheets as of March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004 and the related Consolidated Statements of Operations for the three months ended March 31, 2004, the three and six months ended June 30, 2004, the nine month transition period ended September 30, 2004 and the three months ended December 31, 2004 should no longer be relied upon because of errors in such financial statements. The Additional Restatement was originally described in the Company’s Current Report on Form 8-K dated May 5, 2005 and filed with the Securities and Exchange Commission on May 11, 2005.

Following receipt of a final report on the internal investigation, the Audit Committee determined that the internal investigation had been completed on June 15, 2005. The internal investigation revealed errors in the Company’s financial statements for 2002 and 2003. Such errors included certain shipments between distributors rather than to end customers which were not noted on the applicable point-of-sales reports, inaccurate shipment dates on certain point-of-sales reports, and inaccurate quantities noted on certain point-of-sales reports. The Company reviewed these errors with reference to the guidelines set forth in SAB99. Based upon such review, the Company concluded that such errors were immaterial and thus would not result in a restatement of the 2002 or 2003 financial statements.

The following tables provide a reconciliation of amounts previously reported in the Company’s Form 10-Q for the quarter ended December 31, 2004 with amounts adjusted for the Restatement.

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended December 31, 2004
	Previously Reported (1)	Restatement Adjustment		Restated Total
Revenue	$1,618	$55	(2)	$1,673
Cost of revenue	1,195	32	(3)	1,227

Gross profit	423	23		446

Operating expenses:
Research and development	1,901	—		1,901
Selling, general and administrative	1,428	—		1,428

Total operating expenses	3,329	—		3,329

Loss from operations	(2,906)			(2,883)
Interest and other income (expense), net	5	—		5

Net loss	$(2,901)	$23		$(2,878)

Basic and diluted net loss per share	$(0.06)			$(0.06)

Number of shares used to compute basic and diluted net loss per share	48,267			48,267

CONSOLIDATED BALANCE SHEET (UNAUDITED)

(in thousands)

	December 31, 2004
	Previously Reported (1)	Restatement Adjustment		Restated Total
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$3,932	$—		$3,932
Accounts receivable, net	615	—		615
Inventories, net	3,625	127	(5)	3,752
Prepaid expenses and other current assets	374	—		374

Total current assets	8,546	127		8,673
Property and equipment, net	1,429	—		1,429
Other assets	129	—		129

Total assets	$10,104	$127		$10,231

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,932	$—		$1,932
Current portion of capital lease obligations	461	—		461
Current portion of deferred rent	276	—		276
Accrued expenses	871	—		871
Deferred distributor revenue	730	197	(4)	927

Total current liabilities	4,270	—		4,467

Long term liabilities	479	—		479

Stockholders’ equity:
Common stock	50	—		50
Additional paid-in capital	199,396	—		199,396
Deferred stock-based compensation	(54)	—		(54)
Accumulated deficit	(194,037)	(70)		(194,107)

Total stockholders’ equity	5,355	(70)		5,285

Total liabilities and stockholders’ equity	$10,104	$127		$10,231

(1)	As previously reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.
(2)	Reflects an increase in revenue of approximately $55,000 relating to products.
(3)	Reflects an increase of approximately $32,000 in the associated cost associated with the increase in revenue.
(4)	Reflects a net cumulative increase in deferred revenue of approximately $197,000.
(5)	Reflects a net cumulative increase in inventory of approximately $127,000 relating to the deferred cost associated with the deferred revenue.

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

The following discussion and analysis should be read in connection with the condensed consolidated financial statements and the notes thereto included in Item 1 in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

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

Material Weakness of Internal Controls Over Financial Reporting

In connection with the audit of the Company’s consolidated financial statements for the fiscal year ended September 30, 2005, the Company’s independent auditor has identified a number of material weaknesses in our internal controls over financial reporting. Certain of these material weaknesses resulted in adjustments to the Company’s fiscal year 2005 annual consolidated financial statements. If not remediated, such weaknesses could result in material misstatements to the Company’s future annual or interim financial statements that would not be prevented or detected. As a result, we have received an adverse attestation from our independent auditors regarding Sarbanes-Oxley Section 404 compliance. For a further discussion of these material weaknesses, see page 43.

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

Inventories: Inventories are stated at the lower of cost or market. This policy requires us to make estimates regarding the market value of our inventory, including an assessment of excess or obsolete inventory. We determine excess and obsolete inventory based on an estimate of the future demand and estimated selling prices for our products within a specified time horizon, generally 12 months. The estimates we use for expected demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. Actual demand and market conditions may be different from those projected by our management. If our unit demand forecast is less than our current inventory levels and purchase commitments, during the specified time horizon, or if the estimated selling price is less than our inventory value, we will be required to take additional excess inventory charges or write-downs to net realizable value which will decrease our gross margin and net operating results in the future. During the quarter ended March 31, 2002, we recorded a provision for excess inventory of approximately $5 million primarily related to excess inventory for our TA2022 product as a result of a decrease in forecasted sales for this product. In 2004, we increased the inventory reserves by an additional $4.3 million, from $4.9 million to $9.2 million representing 10.4 million units with a net realizable value of $2.6 million, to account for slow moving, excess, and obsolete inventory. The balance of the previously reserved inventory at September 30, 2005 has a net realizable value of $5.2 million and represents 8.7 million units. This translates into a reduction of the reserved for inventory during fiscal 2005 of $4.0 million representing 1.7 million units from the overall balance at September 30, 2004. The balance of the previously reserved inventory at December 31, 2005 has a net realizable value of $5.1 million and represents 8.7 million units. This translates into a reduction of the reserved for inventory during the fiscal first quarter ended December 31, 2005 of $ 0.7 million representing a minimal change in units from the overall balance at September 30, 2005.

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

SFAS 123R is effective for our fiscal quarter beginning October 1, 2005, and allows for the use of the Modified Prospective Application Method. Under this method, SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption is recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS 123. In addition, companies may use the Modified Retrospective Application Method. This method may be applied to all prior years for which the original SFAS 123 was effective or only to prior interim periods in the year of initial adoption. If the Modified Retrospective Application Method is applied, financial statements for prior periods will be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS 123. We have adapted SFAS 123R in our quarter ended December 31, 2005 using the Modified Prospective Application Method.

Change in Year End: On November 14, 2004, our Board of Directors approved a change in our fiscal year end from December 31 to September 30, effective as of September 30, 2004.

Results of Operations

Three months ended December 31, 2005 and 2004

Revenue. Revenue for the three months ended December 31, 2005 was $3.4 million, a increase of $1.7 million or 105 percent from revenues of $1.7 million for the three months ended December 31, 2004. The increase in revenue resulted primarily from increased sales of our TA2024 family into the flat panel display television market.

Our top five end customers accounted for 45 percent of revenue in the three months ended December 31, 2005 compared to 42 percent of revenue in the three months ended December 31, 2004. Our primary customers during the three months ended December 31, 2005 were Sharp, Beko, and TCL representing 12 percent, 10 percent and 10 percent respectively. During the three months ended December 31, 2004 our top five end customers accounted for 42% of the revenue. Our primary customers were Alcatel and Sharp representing 14 percent and 10 percent of revenue, respectively.

Our revenue by geography has changed significantly over the past year as our revenues from the U.S. has decreased from $199,000 in the quarter ended December 31, 2004 to $54,000 in the quarter ended December 31, 2005. This is primarily due to the continued shift of manufacturing from domestic to foreign manufacturing as our products have been used in the production of products in the fast growing consumer markets of flat panel display TV and home theater. This is further evidenced by the corresponding increases in business to Japan, Taiwan, China and Europe.

Gross Profit. Gross profit for the three months ended December 31, 2005 was $1.2 million or 35 percent, compared with a gross profit of $0.4 million or 27 percent for the three months ended December 31, 2004. The higher gross margin achieved during the three months ended December 31, 2005 was primarily attributable to the sale of inventory that was previously written down to its estimated net realizable value. This contributed $0.7 million to gross profit for the three months ended December 31, 2005. Excluding this effect, the gross profit margin would have been $0.5 million or 16 percent for the three months ended December 31, 2005, reflecting primarily a decrease in average selling prices.

Inventory is reviewed and valued based on a lower of cost or market analysis. The inventory reserve at September 30, 2004 totaled $9.2 million and included approximately $5.0 million related to excess inventory primarily for the Company’s TA2022 product as a result of a decrease in forecasted sales for this product. In September 2004, the Company increased the inventory reserve by an additional $4.3 million from $4.9 million to $9.2 million to account for slow moving, excess, and obsolete inventory. The additional inventory charge related to slow moving and excess inventory for our TA1101B, TA3020, TA2041, TA2022 and leaded TA2024 products, the TK2350, TK2051, TK2150, TK2050 and TK2052 chipsets, and Kauai2BB and U461 die based on a decline in forecasted sales for these parts. At September 30, 2004 the Company had approximately 10.4 million units of inventory which had previously been written down to their net realizable value of approximately $2.6 million. These components and finished goods did not have a market or sales forecast based on customer demand that could support the number of units in inventory at that time.

Following the hiring of the Company’s newly promoted Vice President of Sales in January of 2005, the Company began to develop a new strategy to increase sales volume in its target markets. The Company had previously pursued a pricing strategy that had resulted in a lack of competitiveness in many end-customer accounts and applications.

During the year ended September 30, 2005, our end-customers experienced significant growth which resulted in sales of previously written down inventory primarily to existing end-customers. In addition, during this period, certain of our customers’ products have experienced growth beyond previously estimated levels. As a result of these trends, a number of our existing end-customers developed new designs and applications which offered the Company an opportunity to sell some of our previously written down inventory. For example, sales of our products for flat panel display television applications have increased as these markets have expanded, reflecting increased consumer demand for flat panel televisions due to the increasingly lower prices of consumer products that are being marketed to the public. The Company was able to address these new opportunities in the growing flat panel display market as new designs and applications became available in the first calendar quarter of 2005 in connection with our end-customers’ consumer product design and component sourcing activity. These options were not known or available at the time the inventory was written down. This additional strategy of addressing our expanding target markets resulted in sales during the March 2005, June 2005, September 2005 and December 2005 quarters of previously written down inventory. It is not clear to the Company how long the markets for these new design-ins and new applications will be available.

The Company has seen results from executing this strategy and has been able to take advantage of the fast growing flat panel television market as an opportunity to sell some of the previously written down inventory. This has resulted in higher gross margin as the actual value of the inventory at the time of sale has been greater than was anticipated at the time the inventory was written down. For the quarter ended December 31, 2005 the gross margin would have been 16 percent instead of the reported gross margin of 35 percent were it not for the favorable impact of $0.7 million as a result of the sale of previously written down inventory which resulted in favorable impact to gross margin of approximately 19 percent. At December 31, 2005 the Company had approximately 8.7 million units still on hand representing a net realizable value of approximately $5.1 million. The Company expects the favorable impact to its gross margin in the second quarter of fiscal 2006 ending March 30, 2006 from the sale of previously written down inventory to be in the range of 5 percent to 10 percent, and therefore would expect to report a gross margin in the range of 20 to 30 percent for such period, although the resulting reported gross profit and gross margin may be different depending on the actual sale of previously written down inventory.

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

Research and Development. Research and development expenses for the three months ended December 31, 2005 were $1.8 million, a decrease of $0.1 million from $1.9 million for the three months ended December 31, 2004. The decrease in R&D expenses was due to a comparable decrease in headcount and related personnel costs and would have been greater were it not for the additional expenses associated with the implementation of SFAS 123R which had an unfavorable impact of $0.3 million in the three months ended December 31, 2005. We anticipate that our R&D expenses will increase in fiscal 2006.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended December 31, 2005 were $1.8 million, an increase of approximately $0.4 million from $1.4 million for the three months ended December 31, 2004. This increase in selling, general and administrative expenses was due to primarily to implementation of SFAS 123R which had an unfavorable impact of $0.2 million in the three months ended December 31, 2005. Apart from the impact of SFAS 123R, and/ or litigation related costs and/ or financing related expenses, we anticipate that our S,G&A expenses would continue to be flat or decrease in fiscal 2006.

Change in Fair Value on Revaluation of Warrant and Conversion Feature Liability. The change in fair value on revaluation of warrant liability represents the difference between the fair value of the warrants and conversion feature we issued in connection with our March 3, 2005 private placement on their original issue date and the fair value of those same warrants on December 31, 2005 using Black-Scholes. The change in fair value on revaluation of warrant liability related to the March 2005 transaction was a reduction of the liability of $0.1 million for the three months ended December 31, 2005, while there was no change in fair value or revaluation of warrant liability for the three months ended December 31, 2004 since no warrants were issued during that period. We issued additional warrants and a conversion feature in our November 8, 2005 private placement which are also subject to a revaluation. The change in fair value for the revaluation of the warrants related to the November 8, 2005 transaction was a reduction of the liability of $1.7 million for the three months ended December 31, 2005. The change in fair value for the revaluation of the conversion feature to the November 8, 2005 transaction was a reduction of the conversion feature liability of $1.5 million for the three months ended 12/31/05.

Interest, Amortization and Other Expense, net. Net interest expense for the three month ended December 31, 2005 was $5.5 million, compared with net interest income of $5,000 for the three months ended December 31, 2004. The changes in interest expense are a result of the recognition of interest paid on the 6% Senior Secured Convertible Debentures issued in November of 2005, recording the conversion feature related to the debt financing, and amortizing the debt discount and related fees.

Income Taxes. We have incurred only a minimal amount of statutory income tax expense to date. We have recorded a full valuation allowance against our deferred tax assets. Deferred tax assets will be recognized in future periods only as any taxable income is realized and consistent profits are reported. Deferred tax assets related to items effecting equity will be charged to equity when realized.

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

Net cash used by operating activities increased to $4.0 million for the quarter ended December 31, 2005 from $3.2 million for the quarter ended December 31, 2004. The increase was mainly due to a significant decrease in accounts payable.

Cash used by investing activities was $(0.1) million for the quarter ended December 31, 2005 compared to cash used of $4,000 for the quarter ended December 31, 2004. The cash provided this past quarter was the result of renewal of the Cadence license.

Cash provided by financing activities was $5.1 million for the quarter ended December 31, 2005. Cash used in financing activities was $158,000 for the quarter ended December 31, 2004.

At December 31, 2005, the Company continued to maintain a standby letter of credit in the amount of $0.2 million as security for our building lease in San Jose, California.

In October 2005, we proposed amending the warrants issued as part of the March 2005 private placement. The holders of warrants to exercise 533,333 shares of the Company’s common stock agreed to the amendment, which lowered the exercise price of the warrants to $0.50 per share, eliminated the cashless net exercise provision of the warrant, and advanced the warrant termination date to October 14, 2005. The Company issued 533,333 shares of common stock upon the exercise of such amended warrants on October 14, 2005 for aggregate proceeds of $0.3 million.

In November 2005, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”), each dated as of November 8, 2005. The financing, a combination of debt and warrants, closed on November 8, 2005. The 6% Senior Secured Convertible Debentures issued pursuant to the Purchase Agreement are secured by substantially all of the Company’s assets including Intellectual Property.

The proceeds to the Company were $5.0 million. The Company paid legal expenses and a finders’ fee of $150,750 in commissions and Series B Common Stock Warrants to acquire 233,721 shares of the Company’s common stock in connection with the financing. The Series B Common Stock Warrants issued are exercisable at $0.43 per share. The Company has ascribed the value of $95,826 to the finders’ fee warrants which is recorded along with the finders’ fees as deferred financing cost in the balance sheet at December 31, 2005. The fair value ascribed to the finders’ fee Series B Common Stock Warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 4. 51%; contractual life of 5 years; expected volatility of 145.04%; and expected dividend yield of 0%. The Company expects to use the proceeds of the financing to finance on-going operations.

Under the terms of the financing, the Company issued to the investors 6% Senior Secured Convertible Debentures (the “Debentures”) in the aggregate principal amount of $5.0 million and Series A Common Stock Warrants (the “Series A Warrants”) to acquire 6,756,755 shares at an exercise price of $0.37 per share and Series B Common Stock Warrants (the “Series B Warrants” and together with the Series A Warrants, the “Warrants”) to acquire 10,135,133 shares of the Company’s common stock at an exercise price of $0.43 per share. The Debentures accrue interest at the rate of 6% per annum. The first payment is due April 8, 2006 and additional payments are due on the first of each month thereafter. The Debentures are convertible into shares of the Company’s common stock at the rate of $0.37 per share (subject to adjustments).

The Company has ascribed a value at the issuance date, November 8, 2005, of $1,148,648 to the Series A Warrants. The Series A Warrants issued in the financing transaction are free-standing derivatives accounted for under FAS 133. The fair value ascribed to the Series A Warrants was estimated on the commitment date using the Black-Scholes-Merton pricing model with the following assumptions:

Stock price of $0.45;

Exercise price of $0.37;

Contractual term of 0.7 years;

Volatility of 92.04%;

Expected yield of 0%; and

Risk-free interest rate of 4.51%.

The Black-Scholes-Merton model resulted in a fair value of $0.17 and therefore a warrant liability in the amount of $1,148,648 was recorded as a credit to ‘warrant liability’ in the Company’s Balance Sheet. The fair value of the Series A Warrants were subsequently revalued to $675,676 at December 31, 2005 using the Black-Scholes-Merton model. This change in value was reflected in the Company’s consolidated Statement of Operations.

The Company has ascribed a value at the issuance date, November 8, 2005, of $4,155,405 to the Series B Warrants. The Series B Warrants issued in the financing transaction are free-standing derivatives accounted for under FAS 133. The fair value ascribed to the Series B Warrants was estimated on the commitment date using the Black-Scholes-Merton pricing model with the following assumptions:

Stock price of $0.45;

Exercise price of $0.43;

Contractual term of 5.0 years;

Volatility of 145.04%;

Expected yield of 0%; and

Risk-free interest rate of 4.51%.

The Black-Scholes-Merton model resulted in a fair value of $0.41 for the Series B Warrants and therefore a warrant liability in the amount of $4,155,405 was recorded as a credit to ‘warrant liability’ in the Company’s Balance Sheet. The fair value of the Series B Warrants were subsequently revalued to $2,939,189 at December 31, 2005 using the Black-Scholes-Merton model. This change in value was reflected in the Company’s consolidated Statement of Operations.

The $5,000,000 face amount of the Debentures was stripped of its conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds method, whereby any remaining proceeds after allocating the proceeds to the Warrants and conversion option would be attributed to the debt. Since the combined fair values of the Warrants and the conversion option at issuance of $10,037,348 was in excess of the total proceeds on the transaction, the debt was recorded at a net zero value. As a result, the Company recorded the amount of the value ascribed to the conversion feature and the Warrants that exceeded proceeds from the financing of $5,000,000 as interest expense in the Company’s consolidated Statement of Operations. This resulted in a charge of $5.037 million to interest expense leaving a net debt discount value of $5 million. The debt discount of $5 million is being accreted and recognized as interest expense from the date of issuance to the stated redemption date using the effective yield method.

The values ascribed to the Warrants and conversion feature of the Debentures follow the guidance of the EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” EITF 00-19: “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” and ETIF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” of the FASB’s Emerging Issues Task Force. The debt discount from the Warrants and conversion feature of the Debentures is amortized to expense over the life of the Debentures or upon earlier conversion of the Debentures using the effective interest method. As of December 31, 2005, the Company had amortized to expense approximately $1.8 million of the debt discount and revaluation of the warrant liability, $1.5 million of the conversion feature and approximately $381,000 in amortization of the debt discount and related fees. The balance due under the Debentures is shown net of the remaining unamortized discount on the accompanying consolidated balance sheet.

If the aggregate principal amount owing under the Debentures is converted, the Company will issue 17,125,609 shares, which may be adjusted pursuant to the reset provisions in the Debentures, of its common stock. If the Debentures are not converted, the first payment of principal and accrued but unpaid interest will be due on April 8, 2006 and additional payments will be due on the first of each month thereafter with the final payment due on November 8, 2007. The Company may pay accrued interest in cash or in shares of Company common stock, if the daily volume weighted average price of the Common Stock is equal to or greater than 115% of the conversion price on the ten trading days prior to the interest payment. The Company does not currently intend to pay accrued interest with shares of its common stock.

The Series A Warrants expire on July, 1, 2006 and the Series B Warrants expire on May 8, 2011. The Company may call the Series A Warrants if the Company’s common stock trades at 150% of the Series A Warrant exercise price or above for 10 consecutive trading days after the date that is 10 days following the effectiveness of the registration statement providing for the resale of the shares issued upon the conversion of the Debentures and exercise of the Warrants (December 21, 2005). The Company may call the Series B Warrants if the Company’s common stock trades at 250% of the Series B Warrant exercise price or above for 10 consecutive trading days after the date that is 10 days following the effectiveness of the registration statement providing for the resale of the shares issued upon the conversion of the Debentures and exercise of the Warrants (December 21, 2005). The Company will receive proceeds of approximately $2,499,999 for the Series A Warrants and $4,458,607 for the Series B Warrants if all of the Warrants are exercised.

The Company also was required to file a registration statement providing for the resale of the shares that are issuable upon the conversion of the Debentures and the exercise of the Warrants. Such registration statement was filed on December 8, 2005, and was declared effective on December 21, 2005. This registration statement on Form S-1 will need to be updated to maintain effectiveness pursuant to the rule promulgated by the SEC.

Our total commitments on our operating and capital leases and inventory purchases as of December 31, 2005, were as follows (in thousands):

Year ending December 31,	Operating Leases	Capital Leases
2006	794	251
2007	590	87
2008	51	66

Total minimum lease payments	$1,435	404

Less: amount representing interest		(81)

Present value of minimum lease payments		323
Less: current portion of capital lease obligations		(229)

Long-term capital lease obligations		$94

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

The Company’s independent auditors included a going concern qualification in connection with the issuance of their report of independent auditors in respect of our consolidated financial statements for our fiscal year ending September 30, 2005. The Company has incurred substantial losses and has experienced negative cash flow since inception and has an accumulated deficit of $ 207.3 million at December 31, 2005. The Company has therefore prepared its consolidated financial statements on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Beginning in August 2001, the Company instituted programs to reduce expenses including reducing headcount from 144 employees at the end of July 2001 to 56 employees at the end of December 2003 and reducing employees’ salaries by 10 percent. In September 2002 the Company relocated its headquarters which reduced rent expense and canceled its D&O policy which reduced insurance expense. These actions resulted in significant cost savings in 2003. The Company reduced its cash used in operating activities from approximately $13 million in 2002 to approximately $4 million in 2003. However, for the nine months ended September 30, 2004, cash used in operating activities increased to $9.1 million and for the year ended September 30, 2005 the Company used $9.8 million in cash. For the three months ended December 31, 2005, the Company had 63 employees and the cash used by the Company in operating activities was $4.4 million.

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

At December 31, 2005, the Company had negative working capital of $3.4 million, including unrestricted cash of $1.7 million.

The Company will require more cash during 2006 to fund its operations and management believes that such additional cash requirements could be met by first obtaining additional financing or by taking measures to reduce operating expenses such as reducing headcount or canceling research and development projects. However, the Company may not be able to obtain additional funds on terms that would be favorable to its stockholders and the Company, or at all. In addition, any reduction in operating expenses may not provide more than a short-term benefit to funding operations and would likely have a negative effect on long-term operations. Unless our stockholders approve an increase in the number of authorized shares in the Company’s Certificate of Incorporation, we will not be able to raise additional capital through equity financings except by effecting a reverse stock split. The Company’s long term prospects are dependent upon obtaining sufficient financing as needed to fund current working capital needs and future growth, and ultimately on achieving profitability.

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

In March 2005, the FASB issued FSP No. 46(R)-5, “Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities” (FSP 46(R)-5), which provides guidance for a reporting enterprise on whether it holds an implicit variable interest in a variable interest entity (VIE) or potential VIE when specific conditions exist. FSP 46(R)-5 became applicable to the Company in the quarter ended June 30, 2005. FSP 46(R) had no impact on the Company’s consolidated results of operations and financial condition as of September 30, 2005.

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (FIN 47), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is currently evaluating the effect that the adoption of FIN 47 will have on the Company’s consolidated results of operations and financial condition, but does not expect it to have a material impact.

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

We incurred net losses of approximately $4.7 million for the three months ended December 31, 2005, $10.0 million for the fiscal year ended September 30, 2005, $11.7 million for the nine months ended September 30, 2004, and $7.2 million for the twelve months ended December 31, 2003. Because we have had losses, we have funded our operating activities to date from the sale of securities, including our most recent financings in November 2005, March 2005, August 2004 and January 2002 as well as from the proceeds from the related exercise of warrants issued in connection with the 2002 financing and proceeds from the exercise of warrants issued in connection with the March 2005 financing. However, to grow our business significantly and to fund additional losses, we will need additional capital. We cannot be certain that any such financing will be available on acceptable terms, or at all. Moreover, additional equity financing, if available, would likely be dilutive to the holders of our equity securities, including our common stock, and debt financing, if available, would likely involve restrictive covenants.

In addition, pursuant to the terms of the private transaction under which we sold $5.0 million in principal amount of convertible debentures on November 8, 2005, we are prohibited from filing any registration statement other than the resale registration statement (except for amendments to registration statements already filed) for 90 days after the effective date of the resale registration statement, except Form S-8 registration statements in connection with employee stock benefit plans, upon exercise or conversion of outstanding securities and pursuant to acquisitions or other strategic transactions that are not primarily for the purpose of raising additional capital. We are also subject to certain cash penalties payable to the selling stockholders in the registration statement contemplated by the March 2005 financing under certain circumstances relating to the timely filing, effectiveness and maintenance of effectiveness of such registration statement. We are further subject to certain cash penalties payable to the selling stockholders listed in the resale registration statement contemplated by our financing that closed on November 8, 2005. Such cash penalties are payable under certain circumstances relating to the timely filing, effectiveness and maintenance of effectiveness of such resale registration statement.

If we cannot raise sufficient additional capital, it would adversely affect our ability to achieve our business objectives and to continue as a going concern. The Company’s independent auditors included a going concern qualification in connection with the issuance of their report of independent auditors in respect of our consolidated financial statements for our fiscal year ending September 30, 2005. Additionally, in connection with the audit of the Company’s consolidated financial statements for the fiscal year ended September 30, 2005, the Company’s independent auditor has identified a number of material weaknesses in our internal accounting controls over financial reporting. As a result, the Company has received an adverse attestation regarding Sarbanes-Oxley Section 404 compliance. These conditions may also adversely affect our ability to raise additional financing and to conduct our business.

Unless our stockholders approve an increase in the number of authorized shares in our Certificate of Incorporation, we will not be able to raise additional capital through equity financings except by effecting a reverse stock split.

Our current Certificate of Incorporation limits the number of shares of our authorized common stock to 100,000,000. We have issued and have outstanding $5 million in debentures convertible into common stock at a conversion price of $0.37 per share, Series B Common Stock Purchase Warrants exercisable at an exercise price of $0.43 per share for 10,368,854 shares of common stock and Series A Common Stock Purchase Warrants exercisable at an exercise price of $0.37 per share for 6,756,755 shares of common stock. Both the outstanding debentures and the outstanding warrants contain provisions, pursuant to which, under certain contingencies, the conversion or exercise price of such security, as applicable, will be adjusted such that additional shares of our common stock will be issued upon the conversion or exercise of such security. Because of such provisions, we may not have sufficient authorized common stock to engage in subsequent equity financings unless our stockholders approve an increase in the authorized number of shares of common stock of 100,000,000 or we effect a reverse stock split. Either course of action is likely to be dilutive to our existing stockholders and may cause the price of our common stock (on a split adjusted basis) to decline.

Our independent registered public accounting firm has issued an adverse attestation on the adequacy of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002.

The SEC, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on internal controls over financial reporting in their annual reports on Form 10-K that contain an assessment by management of the effectiveness of the company’s internal controls over financial reporting. In addition, the company’s independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the internal controls over financial reporting. We are required to provide a report on the adequacy of internal controls over financial reporting beginning with our fiscal year ending September 30, 2005. In connection with the audit of our financial statements for the fiscal year ended September 30, 2005, our independent auditor has identified a number of material weaknesses in our internal accounting controls over financial reporting. As a result, we have received an adverse attestation regarding compliance with Section 404 of the Sarbanes-Oxley Act of 2002 from our independent registered public accounting firm. Certain of these material weaknesses resulted in adjustments to the Company’s fiscal year 2005 annual consolidated financial statements. If not remediated, such weaknesses could result in material misstatements to the Company’s future annual or interim financial statements that would not be prevented or detected. Although we intend to diligently and vigorously review our internal controls over financial reporting in order to ensure compliance with the Section 404 requirements on an annual basis, if in the future, our independent registered public accounting firm is still not satisfied with our internal controls over financial reporting or the level at which these controls are documented, designed, operated or reviewed, or if the independent registered public accounting firm interprets the requirements, rules and/or regulations differently from us, then they may decline to attest to management’s assessment or may again issue a report that is qualified. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our consolidated financial statements, which ultimately could negatively impact our stock price as well as our ability to raise additional financing.

Neither our disclosure controls and procedures nor our internal control over financial reporting can prevent all errors or fraud, in the past these controls and procedures were not effective and resulted in restatements to our financial results, and we currently have material weaknesses in our internal controls.

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be attained. Furthermore, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of controls can provide absolute assurance that all misstatements due to error or fraud, if any, may occur and not be detected on a timely basis. These inherent limitations include the possibility that judgments in decision-making can be faulty and that breakdowns can occur because of errors or mistakes. Our controls and procedures can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Furthermore, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. While we seek to design our controls and procedures to provide reasonable assurance that information required to be disclosed in our periodic filings is timely disclosed, these inherent limitations expose us to breakdowns in such controls and procedures. For example, while our certifying officers believed that the design of our controls and procedures would ensure that material information related to the Company would be made known to them on a timely basis, in light of the circumstances underlying the Initial Restatement and Additional Restatement, these controls and procedures for the financial statement periods covered by the Initial Restatement and Additional Restatement were not effective. We have made certain changes to our internal controls over financial reporting regarding the review of sales orders designed to address these circumstances, although even these improvements to our controls and procedures cannot ensure that all errors or fraud will be prevented. Additionally, in connection with the audit of the Company’s consolidated financial statements for the fiscal year ended September 30, 2005, the Company’s independent auditor identified a number of material weaknesses in our internal controls over financial reporting. Certain of these material weaknesses resulted in adjustments to the Company’s fiscal year 2005 annual consolidated financial statements. If not remediated, such weaknesses could result in material misstatements to the Company’s future annual or interim financial statements that would not be prevented or detected. As a result, we have received an adverse attestation from our independent auditors regarding Sarbanes-Oxley Section 404 compliance. These conditions may also adversely affect our ability to raise additional financing and to conduct our business.

If we were to have an event of default or breach a covenant under the 6% Senior Secured Convertible Debentures (the “Debentures”) issued in our November 2005 private placement, 130 percent of the outstanding principal amount of the Debentures plus all accrued and unpaid interest would become immediately due and payable to the holders of the Debentures, and we currently do not have the cash resources to pay these obligations, which are secured by all of our assets including our intellectual property and would therefore be subject to seizure by the holders of the Debentures in the event of a default or covenant breach.

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

We have incurred liquidated damages and may incur penalties under the contractual terms of our March 2005 financing and may also incur liquidated damages and penalties under the contractual terms of our November 2005 financing.

Pursuant to the terms of our March 2005 and November 2005 financings, to the extent that we fail to have our resale registration statements on Form S-1 declared effective within a certain amount of time, we are obligated to pay liquidated damages and penalties. Fiscal year to date, we have accrued and may ultimately pay liquidated damages in the aggregate of approximately $40,000. In the future we may incur liquidated damages and penalties and may be obligated to pay such amounts. In the event that we continue to incur liquidated damages and penalties under the terms of our financings, our cash and marketable securities’ balances will be adversely affected which would likely have an adverse effect on our continuing operations.

We have maintained neither Nasdaq National Market listing requirements nor Nasdaq Capital Market listing requirements and have been delisted from the Nasdaq Capital Market effective at the opening of business on December 8, 2005 and now trade on the OCT Bulletin Board.

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

On October 26, 2005, we received a Nasdaq Staff Determination letter indicating that we had not regained compliance with the Minimum Price Requirement, that we are not eligible for an additional 180-day compliance period given that we do not meet the Nasdaq Capital Market initial inclusion criteria set forth in Nasdaq Marketplace Rule 4310(c) and, therefore, our securities would be delisted from the Nasdaq Capital Market at the opening of business on November 4, 2005 unless we requested a hearing before a Nasdaq Listing Qualifications Panel to appeal the delisting determination. We requested a hearing before a Nasdaq Listing Qualifications Panel and the delisting of our securities was stayed pending the panel’s decision. Such hearing was held on December 1, 2005.

We closed a $5 million financing on November 8, 2005. We received on November 14, 2005 an Additional Staff Determination letter from Nasdaq indicating that we failed to comply with (i) the shareholder approval requirements for continued listing set forth in Nasdaq Marketplace Rules 4350(i)(1)(D)(ii) and IM-4350-2 and (ii) the stockholders’ equity requirements for continued listing set forth in Nasdaq Marketplace Rule 4310(c)(2)(B), and that our securities were, therefore, subject to delisting from the Nasdaq Capital Market. The Additional Staff Determination letter also notified us that these two matters would be considered at the hearing on December 1, 2005 in rendering a determination regarding the Company’s continued listing of its common stock on the Nasdaq Capital Market.

On December 6, 2005, the Company received a notice from the Counsel to the Panel, Nasdaq Office of General Counsel, Listing Qualifications Hearing of the Nasdaq Stock Market informing the Company that the Nasdaq Listing Qualifications Panel (the “Panel”) had denied the Company’s request to continue its listing on the Nasdaq Capital Market, and that, accordingly, the Panel would de-list the Company’s shares from the Nasdaq Capital Market effective at the opening of business on Thursday, December 8, 2005. The Panel found that the Company failed to meet the minimum $1.00 bid price per share requirement, as set forth in Marketplace Rule 4310(c)(4); comply with the shareholder approval requirements under Marketplace Rule 4350(i)(1)(D)(ii) and IM-4350-2; or meet the $2.5 million stockholders’ equity requirement under Marketplace Rule 4310(c)(2)(B)(i).

On December 8, 2005 shares of common stock of the Company began trading on the Pink Sheets.

On December 30, 2005 the shares of common stock of the Company ceased to trade on the Pink Sheets and began to trade on the OTC Bulletin Board.

Given that our common stock has been delisted from the Nasdaq Capital Market, it will likely be more difficult to trade in or obtain accurate quotations as to the market price of our common stock. Delisting of our common stock can materially adversely affect the market price, the market liquidity of our common stock, and our ability to raise necessary capital and can otherwise have an adverse impact on our business, financial condition, and results of operations. There is no assurance that we will again satisfy the Nasdaq Capital Market’s listing requirements at any time in the future. In addition, because of the delisting the conversion price of the 6% Senior Secured Convertible Debentures we issued in our November 2005 private placement will be reset on the 60th calendar day following the delisting to the lower of the current $0.37 conversion price or the average of the volume weighted average price per share of our common stock or the applicable trading market for the 10 trading days preceding the reset date.

Our proposed reverse stock split that was approved by our stockholders at our September 2005 Annual Meeting, if deemed necessary by our board of directors, may be dilutive, may result in a negative market reaction and, by itself, will not permit us to comply with the Nasdaq Capital Market’s listing requirements for our common stock.

At our annual stockholder meeting held on September 30, 2005, our stockholders approved a proposal to affect a reverse stock split of our common stock at an exchange ratio ranging from one-for-two to one-for-six and authorized our board of directors to select the appropriate ratio at its discretion. If the reverse stock split is deemed necessary to be effected by our board of directors and if we issue additional shares of stock beyond the shares contemplated to be issued upon the conversion of the Debentures and the exercise of the warrants issued as part of our November 2005 financing, our proposed reverse stock split would have a dilutive effect upon our existing stockholders. Additionally, the market may react negatively to the proposed reverse stock split and the price of our common stock could decline. Finally, the proposed reverse stock split, if effected by our board of directors, will not, by itself, permit us to comply with the Nasdaq Capital Market’s listing requirements for our common stock. In addition, in the event we reverse split our Common Stock, the conversion price of the Senior Convertible Debentures we issued in our November 2005 private placement would be reset on the 60th calendar day following such reverse split to the lower of the current $0.37 conversion price or the average of the volume weighted average price per share of our common stock on the applicable trading market 10 days preceding the reset date.

We have a history of losses and may never achieve or sustain profitability.

As of December 31, 2005, we had an accumulated deficit of $205.9 million. We incurred net losses of approximately $10.0 million for the year ended September 30, 2005, $11.7 million for the nine months ended September 30, 2004 and $7.2 million for the twelve months ended December 31, 2003. We may continue to incur net losses and these losses may be substantial. Furthermore, we may continue to generate significant negative cash flow in the future. We will need to generate substantially higher revenue to achieve and sustain profitability and positive cash flow. Our ability to generate future revenue and achieve profitability will depend on a number of factors, many of which are described throughout this section. If we are unable to achieve or maintain profitability, we will be unable to build a sustainable business. In this event, our share price and the value of your investment would likely decline and we might be unable to continue as a going concern. The Company’s independent auditors have included a going concern qualification in connection with the issuance of their report of independent auditors in respect to our consolidated financial statements for our fiscal year ending September 30, 2005.

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

The trading price of our stock has been and may continue to be highly volatile. For example, during the quarter ended December 31, 2005, our common stock had closing sales prices as low as $0.26 and as high as $0.34 per share. Broad market fluctuations as well as general economic conditions may cause our stock price to decline. We believe that fluctuations of our stock price may continue to be caused by a variety of factors, including:

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

A relatively small number of customers have accounted for most of our revenues to date. Any reduction or delay in sales of our products to one or more of these key customers could seriously reduce our sales volume and revenue and adversely affect our operating results. Our top five end customers accounted for 47 percent and 53 percent of revenue in the three months ended December 31, 2005 and the three months ended December 31, 2004, respectively. Our primary customers during the three months ended December 31, 2005 were Sharp, Beko, and TCL representing 12 percent, 10 percent and 10 percent respectively. In the December quarter of 2004, our primary customers were KTS, Alcatel and Samsung representing 28 percent, 19 percent and 9 percent of revenue, respectively. We expect that we will continue to rely on the success of our largest customers and on our success in selling our existing and future products to those customers in significant quantities. We cannot be sure that we will retain our largest customers (whether from inside sales or through our distributors) or that we will be able to obtain additional key customers or replace key customers we may lose or who may reduce their purchases.

We currently rely on sales of three products for a significant portion of our revenue, and the failure of these products to be successful in the future could substantially reduce our sales.

We currently rely on sales of our TA2024 digital audio amplifier product family to generate a significant portion of our revenue. Sales of this product family amounted to 68 percent of our revenue for the three months ended December 31, 2005 and 78 percent of our revenue for the three months ended December 31, 2004. We have developed additional products and plan to introduce more products in the future, but there can be no assurance that these products will be commercially successful. Consequently, if our existing products are not successful, our sales could decline substantially.

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

We currently obtain almost all of our manufacturing, assembly and test services from suppliers who are located outside the United States and may further expand our manufacturing activities abroad. Approximately 98 percent and 88 percent of our total revenue for the three months ended December 31, 2005 and for the three months ended December 31, 2004, respectively, were derived from sales to end customers based outside the United States. In addition, we often ship products to our domestic customers’ international manufacturing divisions and subcontractors.

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

Our business depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws to protect our proprietary technologies. We cannot be sure that such measures will provide meaningful protection for our proprietary technologies and processes. As of December 31, 2005, we had 43 issued United States patents, and 10 additional United States patent applications which are pending. In addition, we had 15 international patents issued and an additional 23 international patents pending. We cannot be sure that any patent will issue as a result of these applications or future applications or, if issued, that any claims allowed will be sufficient to protect our technology. In addition, we cannot be sure that any existing or future patents will not be challenged, invalidated or circumvented, or that any right granted thereunder would provide us meaningful protection. The failure of any patents to provide protection to our technology would make it easier for our competitors to offer similar products. In connection with our participation in the development of various industry standards, we may be required to agree to license certain of our patents to other parties, including our competitors that develop products based upon the adopted standards.

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

We have a history of using employee stock options and other stock-based compensation to hire, motivate and retain our workforce. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” which has required us, starting in this first quarter of fiscal year 2006, to measure compensation costs for all stock-based compensation (including stock options and our employee stock purchase plan) at fair value and to recognize these costs as expenses in our statements of operations. The recognition of these expenses in our statements of operations has resulted in lower earnings per share, which could negatively impact our future stock price. In addition, if we reduced or alter our use of stock-based compensation to minimize the recognition of these expenses, our ability to recruit, motivate and retain employees may be impaired, which could put us at a competitive disadvantage in the employee marketplace.

Terrorist attacks and threats, and government responses thereto, may negatively impact all aspects of our operations, revenues, costs and stock price.

The threat of terrorist attacks involving the United States, the instability in the Middle East, a decline in consumer confidence and continued economic weakness and geo-political instability have had a substantial adverse effect on the economy. If consumer confidence does not recover, our revenues may be adversely affected for fiscal 2006 and beyond. Moreover, any further terrorist attacks involving the U.S. or any additional U.S. military actions overseas may disrupt our operations or those of our customers and suppliers. These events have had and may continue to have an adverse impact on the U.S. and world economy in general and consumer confidence and spending in particular, which could harm our sales. Any of these events could increase volatility in the U.S. and world financial markets which could harm our stock price and may limit the capital resources available to us and our customers or suppliers. This could have a significant impact on our operating results, revenues and costs and may result in increased volatility in the market price of our common stock.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk of loss. Some of the securities that we may acquire in the future may be subject to market risk for changes in interest rates. To mitigate this risk, we plan to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, which may include commercial paper, money market funds, government and non-government debt securities. We manage the sensitivity of our results of operations to these risks by maintaining a conservative portfolio, which is comprised solely of highly-rated, short-term investments. We do not hold or issue derivative, derivative commodity instruments or other financial instruments for trading purposes. Currently we are exposed to minimal market risks. Due to the short-term and liquid nature of our portfolio, if interest rates were to fluctuate by 10 percent from rates at December 31, 2005 and December 30, 2004, our financial position and results of operations would not be materially affected.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2005. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of December 31, 2005, the Company’s disclosure controls and procedures were not effective because of the material weaknesses described below and that the remediation efforts of the Company have not been in effect for a sufficient amount of time to allow for testing and validation.

Internal Control over Financial Reporting

Section 404 of the Sarbanes Oxley Act of 2002 (the “Act”) required the Company to include the internal control report in the Annual Report on Form 10-K for the year ended September 30, 2005 and in subsequent Annual Reports thereafter.

As previously reported in our Annual Report on Form 10-K for the year ended September 30, 2005, we concluded that as of September 30, 2005, our internal controls over financial reporting were not effective due to:

•	Lack of sufficient personnel and technical accounting and financial reporting expertise within our accounting and finance function.

•	Inadequate controls over the period-end financial reporting process, where our Chief Financial Officer was responsible for preparing or compiling certain critical portions of the quarterly and annual internal financial information and was also responsible for performing a review of this information to monitor the results of operations.

•	Inadequate controls in the area of inventory, where there were certain instances in which standard inventory costing was not applied correctly. In addition, in certain instances one individual had authority for certain activities which should be segregated, such as processing of point-of-sale reports, inventory reports and invoicing. We did not have adequate oversight and review of these personnel to compensate for the inadequate segregation of duties.

•	Inadequate controls in the area of fixed assets. where we did not ensure that our fixed asset policy was strictly enforced, including instances where the detail listing of assets was not comprehensive, the capitalization policy was not followed and the depreciation expense was not calculated correctly. In addition, we did not maintain adequate segregation of duties among members of our fixed asset department. In several instances, we had the same personnel performing duties that were not compatible. Furthermore, we did not have adequate oversight and review of these personnel to compensate for the inadequate segregation of duties.

•	Inadequate controls in the areas of reconciliation of accrued expenses, where there were certain instances in which we failed to reconcile the supporting documentation for accrued expenses to the general ledger control account impacting our ability to ensure all transactions flowing through the accounts are properly reflected in the recorded account balances for accrued expenses.

•	Inadequate controls in the area of payroll/human resources, where our review of payroll reports was not strictly enforced, including our inconsistent tracking of vacation and tracking of new and terminated employees. In addition, we did not maintain adequate segregation of duties among members of our payroll/human resource departments. In several instances, we had the same personnel performing duties that were not compatible. Furthermore, management did not have adequate oversight and review of these personnel to compensate for the inadequate segregation of duties.

•	Inadequate controls in the area of information technology, where we did not maintain effective controls over access to the accounting system and in some cases did not maintain complete documentation regarding these access rights. Specifically, certain of our accounting users with financial, accounting and reporting responsibilities also had inappropriate access to financial application programs and data. Such access was not in compliance with segregation of duties requirements nor was this access independently monitored. In addition, the documentation regarding access privileges of certain individuals to the accounting system was not reflective of actual access privileges. Further, we did not maintain adequate controls in the area of system development.

•	Lack of internal control reports (under SAS 70) from critical external service providers whose processes are significant to the Company’s internal control over financial reporting. We were unable to obtain a proper “Report on Controls Placed in Operation and Test of Operating Effectiveness” (in accordance with Statement of Audit Standards No. 70) from two external service providers and we did not have alternative procedures to test user controls, test controls at service organizations, or request the service organization auditor to perform agreed upon procedures. These include the providers of our payroll service and our stock management provider. The services performed by these service providers were deemed material and significant to our business and accurate financial reporting.

Remediation Actions to Address Internal Control Deficiencies and Changes to Internal Controls

Management believes the actions that we have taken since September 30, 2005 and the actions we expect to implement in fiscal year 2006 will address the material weaknesses in our internal control over financial reporting noted above. Some of these remediation actions are discussed below. At December 31, 2005 we continue to see weakness in the technical, accounting and financial reporting area.

•	In relation to the material weakness in the area of lack of sufficient personnel and technical accounting and financial reporting expertise within the Company’s accounting and finance function, we are committed to hiring a sufficient number of technically-qualified employees and/or consultants to ensure that all significant accounting issues, both routine and non-routine, are identified, researched and properly concluded upon. At December 31, 2005, remediation of this item was not yet complete.

•	In relation to the material weakness in the area of inadequate controls over period-end financial reporting, to remedy this deficiency, we will ensure that the internal reporting package is reviewed and signed off by a qualified person other than the preparer. At December 31, 2005, remediation of this item was not yet complete.

•	In relation to the material weakness in the area of inadequate controls in the areas of inventory, fixed assets, accrued expenses, and payroll/human resources, we will review job responsibilities and we intend to strictly enforce our policies and controls. We will also review job responsibilities for all accounting personnel and ensure that employees are not expected to take on multiple conflicting duties.

•	In relation to the material weakness in the area of inadequate information technology controls, we have begun periodically reviewing access rights and enforcing compliance to our internal policies and procedures. In addition, we will update documentation regarding access privileges of certain individuals to the accounting system to reflect actual access privileges.

•	In relation to the material weakness in the area of lack of internal control reports (under SAS 70) from critical external service providers, we will work with our external service providers to obtain timely SAS 70 reports; in those instances where a timely report is unavailable, we will design and implement additional internal controls in our organization to provide adequate assurance that material errors by the service organization would be detected.

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

PART II. Other Information

Item 1. Legal Proceedings

From time to time, we become subject to various legal proceedings and claims, both asserted and unasserted, that arise in the ordinary course of business. Litigation in general, and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict. An unfavorable resolution of one or more of these lawsuits would materially adversely affect our business, results of operations, or financial condition. In addition, given our financial condition and that we do not have insurance to offset the cost of litigation, the costs of defending one or more of these lawsuits will likely adversely affect our financial condition. We cannot estimate the loss or range of loss that may be reasonably possible for any of the contingencies described and accordingly have not recorded any associated liabilities in our consolidated balance sheets. We accrue legal costs when incurred.

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

In a letter dated December 15, 2005, the SEC indicated that the formal investigation of the Company had been terminated and that no enforcement action has been recommended to the Commission.

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

The hearing for final approval of the settlement currently is scheduled for April 11, 2006. Approximately $1.8 million has been accrued for this matter.

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

A Case Management Conference is scheduled for March 28, 2006 before the Court. The parties currently are engaged in settlement discussions.

Langley Securities Fraud Litigation

On or about June 2, 2005, plaintiff Langley Partners, L.P. (“Langley”) filed a complaint in the United States District Court for the Southern District of New York alleging claims against the Company, Dr. Adya Tripathi, the Company’s President and Chief Executive Officer, and David Eichler, the Company’s former Chief Financial Officer. Langley alleges that it entered into a stock purchase agreement with Tripath on or about August 2, 2004 in which Langley purchased 1 million shares of Tripath common stock at a purchase price of $2.00 per share. Langley also alleges that it consented to the receipt of the Company’s Prospectus dated August 2, 2004 and the accompanying Prospectus dated June 1, 2004 which specifically incorporated certain of the Company’s filings with the SEC from March through July 2004. The complaint generally alleges that the Company and the individual defendants made materially false and misleading statements with respect to the Company’s financial results and with respect to its business, prospects, internal accounting controls and design wins on Godzilla products in the Company’s filings with the SEC, press releases and other documents. The complaint alleges claims against the Company and the individual defendants for violations of Sections 10(b) and 20(a) of the Exchange Act, fraud, breach of contract, unjust enrichment and money that had been and received, rescission and violations of Sections 11 and 15 of the Securities Act. On this basis, the complaint seeks unspecified compensatory damages and restitution in an amount in excess of $2 million, rescission of the purchase agreement and a return of $2 million, unspecified punitive damages, costs and such other relief as may be awarded by the Court.

On October 6, 2005, the Court entered an Order granting the Company’s motion to transfer this action from the Southern District of New York to the United States District Court for the Northern District of California. On October 18, 2005, the action was transferred to the Northern District of California.

On December 9, 2005, the Company and the individual defendants filed a motion to dismiss the complaint in its entirety which has been scheduled for hearing before the Court on February 16, 2006.

Item 6. Exhibits

Exhibit No.	Description
4.1	Form of 6% Senior Secured Convertible Debenture, dated November 8, 2005, issued in connection with Securities Purchase Agreement dated November 8, 2005, by and among Tripath Technology Inc. and the Purchasers named therein (incorporated by reference to Exhibit 4.1 of Tripath’s current report on Form 8-K filed on November 9, 2005).

4.2	Form of Series A/Series B Common Stock Purchase Warrant, dated November 8, 2005, issued in connection with Securities Purchase Agreement dated November 8, 2005, by and among Tripath Technology Inc. and the Purchasers named therein (incorporated by reference to Exhibit 4.2 of Tripath’s current report on Form 8-K filed on November 9, 2005).

4.3	Registration Rights Agreement, dated November 8, 2005, by and among Tripath Technology Inc. and the Purchasers named in the Securities Purchase Agreement dated November 8, 2005 (incorporated by reference to Exhibit 4.3 of Tripath’s current report on Form 8-K filed on November 9, 2005).

10.1	Securities Purchase Agreement dated November 8, 2005 by and among Tripath Technology Inc. and the Purchasers named therein (incorporated by reference to Exhibit 10.1 of Tripath’s current report on Form 8-K filed on November 9, 2005).

10.2	Security Agreement dated November 8, 2005 by and among Tripath Technology Inc. and the Purchasers named in the Securities Purchase Agreement dated November 8, 2005 (incorporated by reference to Exhibit 10.2 of Tripath’s current report on Form 8-K filed on November 9, 2005).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.

TRIPATH TECHNOLOGY INC.

Date:	February 9, 2006

By:	/s/ JEFFREY L. GARON
Jeffrey L. Garon Vice President, Finance and Chief Financial Officer Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
4.1	Form of 6% Senior Secured Convertible Debenture, dated November 8, 2005, issued in connection with Securities Purchase Agreement dated November 8, 2005, by and among Tripath Technology Inc. and the Purchasers named therein (incorporated by reference to Exhibit 4.1 of Tripath’s current report on Form 8-K filed on November 9, 2005).

4.2	Form of Series A/Series B Common Stock Purchase Warrant, dated November 8, 2005, issued in connection with Securities Purchase Agreement dated November 8, 2005, by and among Tripath Technology Inc. and the Purchasers named therein (incorporated by reference to Exhibit 4.2 of Tripath’s current report on Form 8-K filed on November 9, 2005).

4.3	Registration Rights Agreement, dated November 8, 2005, by and among Tripath Technology Inc. and the Purchasers named in the Securities Purchase Agreement dated November 8, 2005 (incorporated by reference to Exhibit 4.3 of Tripath’s current report on Form 8-K filed on November 9, 2005).

10.1	Securities Purchase Agreement dated November 8, 2005 by and among Tripath Technology Inc. and the Purchasers named therein (incorporated by reference to Exhibit 10.1 of Tripath’s current report on Form 8-K filed on November 9, 2005).

10.2	Security Agreement dated November 8, 2005 by and among Tripath Technology Inc. and the Purchasers named in the Securities Purchase Agreement dated November 8, 2005 (incorporated by reference to Exhibit 10.2 of Tripath’s current report on Form 8-K filed on November 9, 2005).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.