Form 10-Q
period 2006-03-31
TRIPATH TECHNOLOGY INC
filed 2006-05-09
CIK 1045739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

64,180,361 shares of the Registrant’s common stock were outstanding as of May 8, 2006.

PART I. Financial Information

Item 1.	Financial Statements

TRIPATH TECHNOLOGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2006 (Unaudited)	September 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$1,768	$716
Restricted Cash	192	162
Accounts receivable, net	1,770	1,010
Inventories, net	5,006	5,457
Prepaid expenses and other current assets	962	1,512

Total current assets	9,698	8,857
Property and equipment, net	783	875
Other assets	117	122

Total assets	$10,598	$9,854

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,697	$3,488
Current portion of capital lease obligations	118	215
Current portion of deferred rent	324	305
Current portion of note payable	3,000	—
Current portion of note payable discount	(2,500)	—
Accrued expenses	2,539	2,899
Deferred distributor revenue	1,153	1,202
Warrant liability	4,716	396
Conversion feature of convertible debt	3,784	—

Total current liabilities	14,831	8,505

Long term liabilities:
Long term portion of capital lease obligations	76	21
Long term portion of deferred rent	—	167
Long term portion of note payable	2,000	—
Long term portion of note payable discount	(1,521)	—

Total long term liabilities	555	188

Commitments and contingencies (see Note 11)
Stockholders’ equity (deficit):
Common stock, $0.001 par value, 100,000,000 shares authorized; 62,723,543 and 55,410,722 shares issued and outstanding at March 31, 2006 (unaudited) and September 30, 2005 (audited), respectively	62	55
Additional paid-in capital	205,611	202,310
Other comprehensive expense	(6)	(3)
Accumulated deficit	(210,455)	(201,201)

Total stockholders’ equity (deficit)	(4,788)	1,161

Total liabilities and stockholders’ equity (deficit)	$10,598	$9,854

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TRIPATH TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

Unaudited

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Revenue	$3,501	$2,728	$6,922	$4,401
Cost of revenue	2,745	990	4,962	2,217

Gross profit	756	1,738	1,960	2,184

Operating expenses:
Research and development	1,965	1,962	3,796	3,863
Selling, general and administrative	1,705	1,790	3,548	3,218

Total operating expenses	3,670	3,752	7,344	7,081

Loss from operations	(2,914)	(2,014)	(5,384)	(4,897)
Change in fair value on revaluation of warrant liability	(879)	252	2,343	252
Interest and other expense, net	(734)	(16)	(6,213)	(11)

Net loss	$(4,527)	$(1,778)	$(9,254)	$(4,656)

Basic and diluted net loss per share	$(0.08)	$(0.03)	$(0.16)	$(0.09)

Weighted average number of common shares used in computing basic and diluted net loss per share	59,254	51,950	57,582	51,923

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TRIPATH TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Unaudited

	Six Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(9,254)	$(4,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Revaluation of warrant and conversion feature liabilities	(2,343)	(252)
Depreciation and amortization	240	463
Deferred rent	(148)	(128)
Allowance for doubtful accounts	—	(50)
Provision for slow moving, excess and obsolete inventory	878	(1,467)
Stock-based compensation	936	81
Excess value from conversion feature and warrants	5,037	—
Accretion of debt discount	979	—
Change in value of unissued ESPP shares	11	—
Changes in assets and liabilities:
Accounts receivable	(760)	723
Inventories, net	(427)	1,886
Prepaid expenses and other assets	772	(738)
Accounts payable	(1,791)	(1,918)
Accrued expenses	(359)	(108)
Deferred distributor revenue	(49)	108

Net cash used in operating activities	(6,278)	(6,056)

Cash flows from investing activity:
Purchase of property and equipment	(148)	(21)
Transfers to restricted cash	(30)	—

Net cash used in investing activities	(178)	(21)

Cash flows from financing activity:
Offering costs	(91)	—
Proceeds from issuance of common stock upon exercise of warrants	2,763	4,131
Proceeds from issuance of common stock under ESPP and upon exercise of options	3	64
Acquisition of capital lease	123	—
Principal payments on capital lease obligations	(166)	(366)
Proceeds from issuance of 6% convertible debentures and warrants	5,000	—
Debt issuance cost for Finders’ Fees	(121)	—

Net cash provided by financing activities	7,511	3,829

Net increase (decrease) in cash and cash equivalents	1,055	(2,248)
Effect of exchange rate changes on cash and cash equivalents	(3)	—
Cash, and cash equivalents, beginning of period	716	7,339

Cash, and cash equivalents, end of period	$1,768	$5,091

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Tripath Technology Inc.

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The unaudited condensed interim consolidated financial statements included herein have been prepared by Tripath Technology Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary to state fairly the Company’s financial position, results of operations and cash flows for the periods presented. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K and on Form 10-K/A for the fiscal year ended September 30, 2005. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year.

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

The Company’s consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred substantial losses and has experienced negative cash flow since inception and has an accumulated deficit of $210.4 million at March 31, 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Beginning in August 2001, the Company instituted programs to reduce expenses including reducing headcount from 144 employees at the end of July 2001 to 56 employees at the end of December 2003 and reducing employees’ salaries by 10 percent. In September 2002 the Company relocated its headquarters, which reduced rent expense and canceled its D&O policy which reduced insurance expense. These actions resulted in significant cost savings in 2003. The Company reduced its cash used in operating activities from approximately $13 million in 2002 to approximately $4 million in 2003. However, for the nine months ended September 30, 2004, cash used in operating activities increased to $9.1 million and for the year ended September 30, 2005 the Company used $9.8 million in cash. For the three months ended March 31, 2006, the Company had 61 employees and the cash used by the Company in operating activities was $2.7 million.

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

On November 8, 2005, the Company completed a private placement which resulted in gross proceeds of $5.0 million. In connection with this private placement the Company sold $5.0 million in principal amount of 6% Senior Secured Convertible Debentures, convertible into common stock at a price of $0.37 per share (subject to certain adjustments), and issued Series A Warrants to purchase up to 6,756,755 shares of common stock at an exercise price of $0.37 per share and Series B Warrants and Finders’ Fee Warrants to purchase up to 10,368,854 shares of common stock at an exercise price of $0.43 per share. The Series A Warrants are exercisable immediately upon issuance and terminate on July 1, 2006. The Series B Warrants are exercisable from May 8, 2006 until May 8, 2011.

In February 2006, the Company proposed to the holders of the Series A Warrants that upon the exercise of the Series A Warrants, the Company would issue new warrants in exchange for the exercise of the Series A Warrants. On February 14, 2006, the holders of the Series A Warrants exercised their Series A Warrants and the Company issued 6,756,755 shares of common stock for aggregate proceeds of $2.5 million and the Company issued new warrants at a strike price of $0.315 per share on 6,081,079 shares of the Company’s common stock; such new warrants terminate on July 1, 2007.

At March 31, 2006, the Company had negative working capital of $5.1 million, including unrestricted cash of $1.8 million.

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

The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share amounts):

	Three months ended March 31		Six months ended March 31
	2006	2005	2006	2005
Numerator:
Net loss	$(4,527)	$(1,778)	$(9,254)	$(4,656)

Denominator:
Weighted average common stock	59,254	51,950	57,582	51,923

Net loss per share:
Basic and diluted	$(0.08)	$(0.03)	$(0.16)	$(0.09)

4. Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market funds and commercial paper, bonds and notes, the fair value of which approximates cost.

At March 31, 2006 and September 30, 2005, the Company had $0.2 million in restricted cash. The restricted cash represents monies held in a separate money market account as collateral for a standby letter of credit as called for in the Company’s facility lease.

5. Concentration of credit risk and significant customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and short-term investments. Substantially all of the Company’s cash and cash equivalents are invested in highly-liquid money market funds with major financial institutions. The Company sells its products through distributors and directly to original equipment manufacturers. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses, as considered necessary by management. Credit losses to date have been consistent with management’s estimates. During the quarters ended March 31, 2006 and 2005, the Company had minimal bad debts write-offs.

The following table summarizes sales to end-customers comprising 10 percent or more of the Company’s total revenue for the periods indicated:

	% of Revenue for the Three Months Ended March 31,		% of Revenue for the Six Months Ended March 31,
	2006	2005	2006	2005
Customer A	21%	17%	15%	14%
Customer B	17%	14%	14%	11%
Customer C	—	11%	—	—

The Company’s accounts receivable were concentrated with two customers at March 31, 2006 representing 45 percent and 29 percent of aggregate gross receivables and with three customers at September 30, 2005 representing 40 percent, 16 percent, and 12 percent of aggregate gross receivables.

6. Inventories

Inventories are stated at the lower of cost or market. This policy requires the Company to make estimates regarding the market value of the Company’s inventory, including an assessment of excess or obsolete inventory. The Company determines excess and obsolete inventory based on an estimate of the future demand and estimated selling prices for the Company’s products within a specified time horizon, generally 12 months. The estimates the Company uses for expected demand are also used for near-term capacity planning and inventory purchasing and are consistent with the Company’s revenue forecasts. Actual demand and market conditions may be different from those projected by the Company’s management. If the Company’s unit demand forecast is less than the Company’s current inventory levels and purchase commitments, during the specified time horizon, or if the estimated selling price is less than the Company’s inventory value, the Company will be required to take additional excess inventory charges or write-downs to net realizable value which will decrease the Company’s gross margin and net operating results in the future. During the quarter ended March 31, 2002, the Company recorded a provision for excess inventory of approximately $5.0 million primarily related to excess inventory for the Company’s TA2022 product as a result of a decrease in forecasted sales for this product. In 2004, the Company increased the inventory reserves by an additional $4.3 million from $4.9 million to $9.2 million to account for slow moving, excess, and obsolete inventory. The additional inventory charge related to slow-moving and excess inventory for the Company’s TA1101B, TA3020, TA2041, TA2022 and leaded TA2024 products, the TK2350, TK2051, TK2150, TK2050 and TK2052 chipsets, and Kauai 2BB and U461 die based on a decline in forecasted sales for these parts. These components and finished goods did not have a market or sales forecast based on customer demand that could support the number of units in inventory at that time. During the year ended September 30, 2005, the Company sold inventory for which the net amount of approximately $4.0 million of inventory reserves were previously provided for. During the quarters ended March 31, 2006 and December 31, 2005, the Company sold inventory for which the net amount of approximately $0.2 million and $0.7 million of inventory reserves were previously provided for. These were due to the Company’s end-customers experiencing significant growth which resulted in sales of previously written down inventory. In addition during calendar 2005, certain of the Company’s customers’ products had experienced growth beyond previously estimated levels.

Inventories, net, are comprised of the following (in thousands):

	March 31, 2006 (Unaudited)	September 30, 2005
Raw materials	$1,470	$946
Work-in-process	741	943
Finished goods	1,799	2,643
Inventory held by distributors	996	925

Total	$5,006	$5,457

7. Segment and geographic information

The Company has determined that it has one reportable business segment: the design, license and marketing of integrated circuits. The following is a breakdown of the Company’s sales (in thousands) for the following periods in the following markets:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Flat Panel TV	$2,223	$1,730	$4,667	$2,473
Communications	758	—	1,044	228
Consumer & Convergence	168	194	508	492
Automotive	108	42	169	158
Gaming	182	367	257	425
Home Theatre	62	395	277	625

	$3,501	$2,728	$6,922	$4,401

The following is a geographic breakdown of the Company’s sales by shipping destination for the following periods (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
United States	$83	$121	$137	$320
Japan	1,717	1,544	2,971	2,326
Taiwan	214	131	509	159
China	958	338	1,931	527
Europe	201	508	814	758
Korea	268	62	503	275
Rest of World	60	24	57	36

	$3,501	$2,728	$6,922	$4,401

Approximately 98 percent and 98 percent of the Company’s total revenue for the three months ended March 31, 2006 and March 31, 2005, respectively, was derived from sales to end-customers based outside the United States.

Net property and equipment by country was as follows:

	March 31, 2006	September 30, 2005
United States	$299	$324
Korea	238	264
Malaysia	244	282
Japan	2	5

	$783	$875

8. Employee Stock Benefit Plans

Share Option Plan

In April 2000, the Company adopted the 2000 Stock Option Plan (the “2000 Plan”) which is an incentive plan for employees, directors and consultants and merged the 1995 Stock Option Plan with the 2000 Plan. Upon adoption of the 2000 Plan, shares reserved for issuance under the 1995 Stock Option Plan relating to un-granted options were cancelled, and outstanding options under the 1995 Plan became subject to the 2000 Plan. The 2000 Plan is administered by the Board of Directors, which is authorized to grant incentive stock options (“ISOs”) and non-statutory stock options (“NSOs”) to employees, directors and consultants for up to 19,300,000 shares of common stock. ISOs may be granted only to employees of the Company (including officers and directors who are also employees). NSOs may be granted to employees, non-employee directors and consultants of the Company. No person will be eligible to receive more than 500,000 shares in any fiscal year pursuant to awards under the 2000 Plan other than a new employee of the Company who will be eligible to receive no more than 1,000,000 shares in the fiscal year in which such employee commences employment. During the 2004 shareholders meeting, stockholders approved amendments to the 2000 Plan which increased the number of shares of the Company’s common stock reserved and available for grant to 21.3 million.

Under the 2000 Plan, ISOs and NSOs are granted at a price that is not to be less than 100 percent of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. Generally, the options granted to new employees under this plan vest over a period of 4 years with 25 percent vesting on the first anniversary date from the date of grant and then monthly thereafter over the remaining 36 months. Subsequent discretionary stock options, generally vest equally each month over 48 months. Options granted to shareholders who own more than 10 percent of the outstanding stock of the Company at the time of grant must be issued at prices not less than 110 percent of the estimated fair value of the stock on the date of grant. Options under the 2000 Plan may be granted for periods up to 10 years.

Accounting for share-based compensation

In the first quarter of fiscal 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payments,” which revises SFAS 123, “Accounting for Stock-Based Compensation”. Prior to fiscal 2006, the Company applied Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options. Under the APB 25 method, because the Company granted stock options to employees at exercise prices equal to the fair market value on the date of grant, no compensation cost was recognized for option grants in periods prior to fiscal 2006. In accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” the Company disclosed the pro forma net loss and net loss per share as if the fair value-based method had been applied in measuring compensation expense for stock-based incentive awards. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

Under SFAS 123(R), the Company is required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard, which includes a lattice model and the Black-Scholes Merton model. For all new stock based compensation awards granted starting October 1, 2005, and for any modification, cancellation or repurchase of awards granted prior to October 1, 2005, the Company will record compensation cost in the statement of operations based on the fair value of the award for the requisite service period. The Company adopted the Black-Scholes Mertion model. The adoption of SFAS 123(R), applying the “modified prospective method,” as elected by the Company, requires the Company to value stock options as of October 1, 2005, the first day of the Company’s fiscal year 2006. SFAS 123(R) requires the Company to estimate forfeitures in calculating the expense relating to share-based compensation as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur. This resulted in the Company expensing $476,000 in the second quarter of fiscal 2006 and a total of $946,000 for the six-month period ended March 31, 2006. As of March 31, 2006, total unrecognized compensation costs related to unvested stock options was $3.1 million, which is expected to be recognized as an expense over a weighted average period of approximately 4 years. The Company adjusted for this cumulative effect and recognized an increase in stock-based compensation, which was recorded within the research & development and selling, general and administrative (SG&A) expense on the Company’s consolidated statement of operations.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the six months ended March 31, 2006. Prior to the adoption of SFAS 123(R) those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

Prior to adopting the provisions of SFAS No. 123(R), the Company recorded estimated compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board Opinion 25 (APB 25), “Accounting for Stock Issued to Employees” and provided the required pro forma disclosures of SFAS No. 123. Because the Company established the exercise price based on the fair market value of the Company’s stock at the date of grant, the stock options had no intrinsic value upon grant, and therefore no estimated expense was recorded prior to adopting SFAS No. 123(R).

The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123(R) to options granted under the Company’s stock option plans in all periods presented prior to the adoption. For purposes of this pro forma disclosure, the value of the options was estimated using a Black-Scholes-Merton (“BSM”) option-pricing formula and amortized on a straight-line basis over the respective vesting periods of the awards. Pro-forma disclosures for the three months ended and six months ended March 31, 2006 are not presented because share-based payments were accounted for under SFAS 123(R) during these periods.

	Three Months Ended March 31, 2005	Six Months Ended March 31, 2005
Net loss applicable to common stockholders, as reported	$(1,778)	$(4,656)
Total stock-based employee compensation expense included in the net loss, determined under the recognition and measurement principles of APB Opinion No. 25, net of income taxes	40	81
Total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(329)	(1,364)

Pro forma net loss applicable to common stockholders	$(2,067)	$(5,939)

Loss per share:
Basic and diluted—as reported	$(0.03)	$(0.09)

Basic and diluted—pro forma	$(0.04)	$(0.11)

Share-Based Compensation Information under SFAS No. 123(R)

The weighted-average fair value of stock-based compensation is based on the single option valuation approach and is estimated on the date of grant using a Black Scholes Merton based option valuation model. The fair value of forfeitures are estimated and no dividends had been declared. The fair value as of March 31, 2006 was calculated with the following assumptions (annualized percentages):

Six Months Ended March 31, 2006
Estimated fair value	0.33
Expected lives (in years)	5
Volatility	140%
Risk-free interest rate	4.82%
Dividend yield	0%

The Company used implied volatility of market-traded options of the Company’s stock exclusively for the expected volatility assumption input to the Black Scholes Merton model. The risk-free interest rate assumption is based upon the US Treasury yield curve in effect at the time of the grant. The Company has historically not declared dividends, thus the dividend yield was assumed to be zero in the model.

The following table summarizes stock option activity under the Company’s Stock Option Plans (in thousands, except per share data):

Options Outstanding
Options	Shares (000)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at October 1, 2005	10,303	$2.20
Granted	125	$0.40
Exercised	(22)	$0.14
Canceled	(608)	$1.22

Outstanding at March 31, 2006	9,798	$2.19	6.5	$360

Vested and expected to vest at March 31, 2006	8,841	$2.19	5.9	$345

Exercisable at March 31, 2006	7,097	$2.55	5.8	$316

The weighted-average grant date fair value of options granted during the six months ended March 31, 2006 and March 31, 2005 were $0.32 and $0.90 respectively. The total intrinsic value of options exercised during the six months ended March 31, 2006 and March 31, 2005 was $5,416 and $371,347.

Significant options groups outstanding at March 31, 2006 and related weighted average exercise prices and contractual life information are as follows:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price Per Share	Number Vested and Exercisable	Weighted Average Exercise Price Per Share
$ 0.14-$ 0.21	1,578,974	5.8	$0.15	1,420,976	$0.15
$ 0.22-$ 2.50	6,473,048	7.1	$1.01	4,104,214	$0.97
$ 2.51-$ 4.50	721,294	6.1	$4.30	547,121	$4.35
$ 4.51-$ 8.00	139,665	2.6	$5.63	139,665	$5.63
$ 8.01-$12.00	825,000	3.8	$11.96	825,000	$11.96
$12.01-$19.88	55,000	4.7	$14.31	55,000	$14.31
$20.89-$22.35	5,000	4.5	$21.75	5,000	$21.75
	9,797,981	6.5	$2.19	7,096,976	$2.55

Share based compensation expense attributable to individuals that worked in the following functions is as follows (in thousands):

	Three Months Ended March 31, 2006	Six Months Ended March 31, 2006
Research and development	$282	$557
Selling, general and administrative	196	380
Capitalized as part of cost of an asset	0	0

Total share-based compensation	$478	$937

Total cash received as a result of the exercise of options during the three months ended March 31, 2006 was $2,566.62. Total cash received as a result of options exercised during the six months ended March 31, 2006 was $3,182.62. There were no equity instruments granted under share-based payment arrangements and therefore there was no cash used to settle any equity instrument. The Company does not plan to repurchase any shares during the upcoming annual period.

2000 Employee Stock Purchase Plan

In April 2000 the Company adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”) under which 500,000 shares of common stock has been reserved for issuance. Eligible employees may elect to withhold up to 15 percent of their salary to purchase shares of the Company’s common stock at a price equal to 85 percent of the market value of the stock at the beginning or ending of a six month offering period, whichever is lower. No more than 5,000 shares may be purchased by an eligible employee during any calendar year. The Purchase Plan will terminate in 2010. Under the Purchase Plan, no shares were issued during the three months ended March 31, 2006, six months ended March 31, 2006 respectively. The number of ESPP shares to be issued to employees is 84,623 and these shares have been valued using the Black Scholes Merton model to assess the fair value of the shares. These adjustments have been reflected on the Company’s statement of operation.

9. Convertible Debt

In November 2005, the Company entered into the Securities Purchase Agreement with the purchasers named therein (the “Purchasers”). The transaction closed on November 8, 2005. Pursuant to the Securities Purchase Agreement, the Purchasers purchased 6% Senior Secured Convertible Debentures (the “Debentures”) in aggregate principal amount of $5,000,000 together with Series A Warrants and Series B Warrants. The Company expects to use the proceeds of the financing to finance on-going operations. The Company has also entered into a Security Agreement dated November 8, 2005 by and between the Company and the signatories thereto (the “Security Agreement”), pursuant to which the Debentures are secured by all of the assets of the Company, including the Company’s intellectual property. Interest is payable on the Debentures at a rate of 6% per annum. Monthly principal and interest payments on the Debentures began on April 8, 2006. At the option of the Company, interest payments on the Debentures are payable either in cash or in registered Common Stock, subject to certain conditions as specified in the Debentures.

The Debentures have a term of two years and come fully due on November 8, 2007. The Debentures are convertible at the option of the holder at any time and from time to time into Common Stock of the Company at a conversion price of $0.37 per share, subject to certain adjustments. Pursuant to the terms of the Debentures, the conversion price will be reset (the “Reset Provision”) in the event the Company (i) effects a reverse stock split and/or (ii) has its Common Stock delisted from the Nasdaq Capital Market (such delisting occurred on December 8, 2005). The Reset Provision adjusts the conversion price on the 60th day following any such reverse stock split or delisting to the lower of either the then conversion price or the volume weighted average price of the Company’s Common Stock (“VWAP”) for the 10 trading days preceding such reset. Because the VWAP on February 6, 2006 was higher than the conversion price of $0.37 per share, no reset occurred due to the December 8, 2005 delisting. Additionally, in the event that the Company issues Common Stock in an equity financing at a price less than the then conversion price, the conversion price shall be immediately adjusted to the price at which such Common Stock was issued.

Events of default under the Debentures include:

•	failure to pay principal or any premium on any Debenture when due;

•	failure to pay any interest, late fees or liquidated damages on any Debenture after a period of 3 trading days;

•	failure to perform other covenants under the Debenture that is not cured by the earlier of 5 trading days after notice by holder or 10 trading days after the Company is aware of such default;

•	default under the other financing documents that is not cured by the earlier of 5 trading days after notice or 10 trading days after the Company is aware of such default;

•	any representation or warranty under the financing documents that is untrue or incorrect in any material respect;

•	certain events of bankruptcy or insolvency of the Company or any of its subsidiaries;

•	any default by the Company or its subsidiaries under any instrument in excess of $150,000 that results in such obligation becoming due and payable prior to maturity;

•	the Company becoming party to a change of control transaction, or disposing of greater than 40% of its assets or redeeming more than a de minimus number of outstanding equity securities;

•	failure by the Company to have its resale registration statement (the “Resale Registration Statement”) registering the resale of the Common Stock issuable upon the conversion of the Debentures and the exercise of the Warrants (as defined below) declared effective by the SEC on or prior to April 7, 2006;

•	if, during the effectiveness period of the Resale Registration Statement, the effectiveness of the registration statement lapses for any reason or the holder shall not be permitted to resell registrable securities under such Resale Registration Statement, in either case, for more than 20 consecutive trading days or 30 non-consecutive trading days during any 12 month period, subject to certain limited exceptions;

•	failure to deliver Common Stock certificates to a holder prior to the third trading day after a Debenture conversion date;

•	any breach of the Voting Agreement (the “Voting Agreement”) entered into by Dr. Adya S. Tripathi in connection with the financing to vote shares of the Company’s Common Stock owned by him in favor of any required stockholder approval of the financing to the extent required in order to maintain the listing of the Company’s Common Stock on the Nasdaq Capital Market or any successor entity;

•	any draw-down by the Company under its current accounts receivable secured credit agreement facility with Bridge Bank, National Association (“Bridge Bank”) with out the express prior written consent of the Debenture holder.

Upon an event of default, 130% of the outstanding principal of the Debentures plus all accrued and unpaid interest shall become immediately due and payable to the holder of the Debentures.

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

Pursuant to the Securities Purchase Agreement, the Company also issued Series A Common Stock Warrants and Series B Common Stock Warrants to the Purchasers. The Series A Common Stock Warrants (the “Series A Warrants”) were exercisable from November 8, 2005 until July 1, 2006 to purchase up to 6,756,755 shares of Common Stock (the “Series A Share Amount”) at an exercise price of $0.37 per share (the “Series A Exercise Price”). The Series B Common Stock Warrants (the “Series B Warrants” and together with the Series A Warrants, the “Warrants”) are exercisable from May 8, 2006 until May 8, 2011 to purchase up to 10,135,133 shares of Common Stock (the “Series B Share Amount,” and together with the Series A Share Amount, the “Warrant Share Amount”) at an exercise price of $0.43 per share, (the “Series B Exercise Price,” and together with the Series A Exercise Price, the “Warrant Exercise Price”).

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

In February 2006, the Company proposed to the holders of the Series A Warrants that upon the exercise of Series A Warrants, the Company would issue new warrants in exchange for the exercise of the Series A Warrants. On February 14, 2006, the holders of the Series A Warrants exercised their Series A Warrants and the Company issued 6,756,755 shares of common stock for aggregate proceeds of $2.5 million and the Company issued new warrants at a strike price of $0.315 per share on 6,081,079 shares of the Company’s common stock; such new warrants terminate on July 1, 2007.

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

The proceeds to the Company for the Debentures and the Series A Warrants and Series B Warrants issued to the investors were $5.0 million. The Company paid legal expenses and a finders’ fee of $150,750 in commissions and Series B Common Stock Warrants to acquire 233,721 shares of the Company’s common stock in connection with the financing. The Series B Common Stock Warrants issued are exercisable at $0.43 per share. The Company ascribed the value of $95,826 to the finders’ fee warrants which is recorded along with the finders’ fee of $150,750 as a warrant liability cost in the balance sheet at December 31, 2005. The fair value ascribed to the finders’ fee Series B Common Stock Warrants was estimated on the commitment date using the Black-Scholes-Merton pricing model with the following assumptions: risk-free interest rate of 4.51%; contractual term of 5 years; expected volatility of 145.04%; and expected dividend yield of 0%. The fair value of the finder fee warrants were subsequently revalued to $77,128 at March 31, 2006 using the Black Scholes Merton Model. This change in value was reflected in the company’s consolidated statement of operations for the three and six month periods ended March 31, 2006.

If the aggregate principal amount owing under the Debentures is converted, the Company will issue 17,125,609 shares, which may be adjusted pursuant to the reset provisions in the Debentures, of its common stock. The Company did, in fact, trigger such reset provision when the Company’s Common Stock was delisted from the NASDAQ on December 8, 2005. The reset provision in the Debentures adjusts the conversion price on the 60th day following the delisting, or on February 6, 2006, to the lower of either the then conversion price or the volume weighted average price of the Company’s Common Stock (“VWAP”) for the 10 trading days preceding such reset. The VWAP for these 10 days was $0.417, and therefore the Debenture conversion price remained at $0.37. The first payment of principal and accrued but unpaid interest was due on April 8, 2006 and if the Debentures are not converted, additional payments will be due on the first of each month thereafter with the final payment due on November 8, 2007. The Company may pay accrued interest in cash or in shares of Company common stock, if during the ten trading days immediately prior to such interest payment the daily VWAP of the Common Stock is equal to or greater than 115% of the conversion price prior to such interest payment. The Company does not currently intend to pay accrued interest with shares of its common stock.

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

The fair value of the conversion option was estimated at the issuance date, November 8, 2005, using the Black-Scholes-Merton option pricing model using the following assumptions:

Stock price of $0.45;

Exercise price of $.138;

Contractual term of 2 years;

Volatility of 96.43%;

Expected yield of 0%; and

Risk-free interest rate of 4.51%.

The Company determined the exercise price per share for the conversion feature by computing the discounted net present value (DNPV) of the debt ($5,000,000 plus interest at 6% over two years, discounted at 18.6%) and dividing the DNPV amount by the total number of shares the debt is convertible into. The 18.6% discount factor is the Company’s estimate of the appropriate rate of return that an investor would expect from a similar debenture not taking into consideration the conversion feature or warrants. As a result, the Company ascribed a value of $4,733,295 to the derivative at the date of issuance. The fair value of the conversion feature was subsequently revalued to $3,783,784 at March 31, 2006 with the change in value reflected in the Company’s consolidated statement of operations for the three month and six month periods ended March 31, 2006.

The Company ascribed a value at the issuance date, November 8, 2005, of $1,148,648 to the Series A Warrants. The Series A Warrants issued in the financing transaction were free-standing derivatives accounted for under FAS 133. The fair value as of the issuance date ascribed to the Series A Warrants was estimated on the commitment date using the Black-Scholes-Merton pricing model. On February 15, 2006, the holders of the Series A Warrants exercised their rights and the Company issued 6,756,755 shares of common stock for aggregate proceeds of $2.5 million. The warrant liability recorded for the Series A Warrants was revalued before the conversion and then subsequently all were reversed as a result of the exercise. The Company issued new warrants to these same investors at a strike price of $0.315 per share on 6,081,079 shares of the Company’s common stock expiring on July 1, 2007. The new warrants were ascribed a fair value of $1,641,891 which was recorded as a credit to warrant liability and were subsequently revalued to $1,216,215 at March 31, 2006 using the Black Scholes Merton method. This change in value was reflected in the Company’s consolidated statement of operations for the three month and six month periods ended March 31, 2006.

The Company ascribed a value at the issuance date, November 8, 2005, of $4,155,405 to the Series B Warrants. The Series B Warrants issued in the financing transaction are free-standing derivatives accounted for under FAS 133. The fair value ascribed to the Series B Warrants was estimated on the commitment date using the Black-Scholes-Merton pricing model with the following assumptions:

Stock price of $0.45;

Exercise price of $0.43;

Contractual term of 5.0 years;

Volatility of 145.04%;

Expected yield of 0%; and

Risk-free interest rate of 4.51%.

The Black-Scholes-Merton model resulted in a fair value of $0.41 for the Series B Warrants and therefore a warrant liability in the amount of $4,155,405 was recorded as a credit to ‘warrant liability’ in the Company’s Balance Sheet. The fair value of the Series B Warrants were subsequently revalued to $3,344,594 at March 31, 2006 using the Black-Scholes-Merton model. This change in value was reflected in the Company’s consolidated statement of operations for the three month and six month periods ended March 31, 2006.

The $5,000,000 face amount of the Debentures was stripped of its conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds method, whereby any remaining proceeds after allocating the proceeds to the Warrants and conversion option would be attributed to the debt. Since the combined fair values of the Warrants and the conversion option at issuance of $10,037,348 was in excess of the total proceeds on the transaction, the debt was recorded at a net zero value. As a result, the Company recorded the amount of the value ascribed to the conversion feature and the Warrants that exceeded proceeds from the financing of $5,000,000 as interest expense in the Company’s consolidated statement of operations for the three month and six month periods ended March 31, 2006. This resulted in a charge of $5.037 million to interest expense leaving a net debt discount value of $5 million. The debt discount of $5 million is being accreted and recognized as interest expense from the date of issuance to the stated redemption date using the effective yield method.

The following table reflects the Convertible Debt at March 31, 2006:

Convertible Debt	$5,000,000
Less: Current portion of debt discount	(2,500,000)
Less: Long-term portion of debt discount	(1,520,548)

$979,452

The debt has the following principal amounts due over the remaining life as follows:

Year ended September 30, 2006	$1,500,000
Year ended September 30, 2007	$3,000,000
Year ended September 30, 2008	$500,000

The following table summarizes the charges to interest, amortization and other expense, net for the three and six months ended March 31, 2006:

	For the 3 months ended March 31, 2006	For the 6 months ended March 31, 2006
Excess value from conversion feature and warrants	$—	$5,037,348
Amortization of finders fees	18,586	29,530
Amortization of finders warrants	11,814	18,772
Interest expense on debt	73,973	117,534
Accretion of debt discount	616,438	979,452
Interest expense on capital leases and other	14,113	29,022
Taxes	—	800

	$734,924	$6,212,457

The Series B Warrants and Finders’ Fee Warrants expire on May 8, 2011. The Company may call the Series B Warrants and Finders’ Fee Warrants if the Company’s common stock trades at 250% of the Series B and Finders’ Fee Warrants Exercise Price or above for 10 consecutive trading days after the date that is 10 days following the effectiveness of the registration statement providing for the resale of the shares issued upon the conversion of the Debentures and exercise of the Warrants (December 21, 2005). The Company would receive proceeds of approximately $4,458,607 for the Series B Warrants and Finders’ Fee Warrants if all of the Series B Warrants and Finders’ Fee Warrants are exercised.

Under the Registration Rights Agreement, the Company was required to file a registration statement providing for the resale of the shares that are issuable upon the conversion of the Debentures and the exercise of the Warrants. Such registration statement was filed on December 8, 2005, and was declared effective on December 21, 2005. This registration statement on Form S-1 has been updated to maintain effectiveness pursuant to rules promulgated by the SEC.

The Registration Rights Agreements from the Company’s March 2005 financing and from its November 2005 financing have clauses for liquidated damages. The Company could potentially incur significant cash liquidated damages for failure to register or maintain an effective registration statement for the shares underlying the transactions. If the Company fails to have the registration statement declared effective within the specified period, the Company would be required to pay liquidated damages to the investor(s) until:

•	The registration statement is declared effective;

•	Effectiveness is maintained for a prescribed period; or

•	Investor is no longer incurring damages for the issuer’s failure to register the securities (e.g. if the securities become freely transferable after a holding period under Rule 144 of the Securities Act of 1933)

Liquidated damages penalties are paid in cash and the amount is determined by a formula (in the case of the November 2005 Registration Rights Agreement, 2% of the aggregate purchase price paid by the holder of the securities covered by the Registration Rights Agreement). As of March 31, 2006, the maximum cash penalty that could be payable in the event of a breech of the Registration Rights Agreement from the November 2005 financing is 130% of the outstanding principle amount of the Debentures plus all accrued and unpaid interest would become immediately due and payable.

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

10. Warrant Liability

In conjunction with the issuance of convertible debt, the Company has issued various warrants that have registration rights for the underlying shares. As the contracts must be settled by the delivery of registered shares and the delivery of registered shares is not considered by the Company, pursuant to Emerging Issues Task Force (EITF) 00-19 “Accounting for Exercise Finance Instruments Indexed to, and Potentially Settled in a Company’s Own Stock”, the net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet and the change in fair value from the date of issuance to March 31, 2006 has been included in change in fair value on revaluation of warrant liability.

The following table reflects the number of the warrants outstanding and the warrant liability at March 31, 2006:

	Exercise Price	Expiration Date	# of Warrants Outstanding	Warrant Liability
Series B Warrants	$0.43	5/8/2011	10,135,133	$4,155,405
Finders Fee Warrants	0.43	5/8/2011	233,721	95,826
Warrants from March 2005 Financing	1.25	3/3/2008	433,334	177,667
New Warrants issued February 2006	0.32	7/1/2007	6,081,079	1,641,891
Warrants granted in 1998 (London/Arrillaga)	1.50	2/2/2008	10,000	—
Warrants granted in 2000 (AYSIS Corp.)	12.00	7/28/2010	6,000	—

Less Change in fair value of warrant liability for:
Series B Warrants				(810,811)
Finders Fee Warrants				(18,698)
Warrants from March 2005 Financing				(99,667)
New Warrants issued February 2006				(425,676)

				$4,715,937

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

On January 20, 2006, the Company signed an amendment to the existing Cadence lease for development engineering tools with Cadence Design Systems, Inc. (“Cadence”) revising the payment schedule and extending the optional maintenance through year 2008. The maintenance renewal is optional and may be canceled if 90 day notice is given to Cadence. The total capital lease principle amount does not change. The total payments that will have been made at the end of the term will be approximately $900,000.

The Company’s total commitments on its operating and capital leases and inventory purchases as of March 31, 2006, were as follows (in thousands):

Year ending March 31, 2006	Operating Leases	Capital Leases
2006	$575	$119
2007	590	87
2008	51	66

Total minimum lease payments	$1,216	272

Less: amount representing interest		(78)

Present value of minimum lease payments		194
Less: current portion of capital lease obligations		(118)

Long-term capital lease obligations		$76

Contingencies: From time to time, in the normal course of business, various claims could be made against the Company. At March 31, 2006, there were no pending claims the outcome of which is expected to result in a material adverse effect on the financial position or results of operations of the Company.

12. Guarantees

In November 2002, the FASB issued FIN No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34.” The following is a summary of the Company’s agreements that the Company has determined are within the scope of FIN 45.

The Company provides a limited warranty for up to one year for any defective products. During the quarters ended March 31, 2006 and March 31, 2005, warranty expense was insignificant. The Company no longer caries a reserve for warranty costs.

In March 2004, the Company entered into a Security Agreement to provide collateral for an outstanding standby letter of credit which continued to be in the amount of $0.2 million at March 31, 2006.

Pursuant to its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. To date, the Company has not incurred any costs in connection with these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2006. During the quarter ended December 31, 2004 the Company obtained a new Directors and Officers (“D&O”) Liability Insurance policy. This policy has been renewed for 2005 through December 2006. However, this new D&O policy does not cover the lawsuits described in Note 14 below, although the claims involved in these lawsuits may be covered by the aforementioned indemnification agreements.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, customers, and its sublandlord and (ii) its agreements with investors. Under these provisions the Company has agreed to generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the applicable agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. To date, the Company has not incurred any costs in connection with these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2006.

13. Recent Accounting Pronouncements

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards (SFAS) No. 123(R), “Share-Based Payment”, which replaces SFAS No. 123. SFAS No. 123(R) requires public companies to recognize an expense for share-based payment arrangement including stock options and employee stock purchase plans. The statement eliminates a company’s ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted for using a fair-value based method. SFAS No. 123(R) requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the dated of grant, and to recognize the cost over the period during which the employee is required to provide service in exchange for the award. SFAS No. 123(R) is effective for us starting on October 1, 2005. Upon adoption of SFAS No. 123(R), companies are allowed to select one of three alternative transition methods, each of which has different financial reporting implications. The Company is using the Black Scholes Merton valuation methodology for employee stock options in light of SFAS No, 123(R). The impact of SFAS No. 123(R) was approximately $0.5 and $0.9 million for the three and six months ended March 31, 2006 and it is likely that the adoption of SFAS No. 123(R) will continue to have a material impact on our financial position and results of operations in the future.

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

In February 2006, the FASB decided to move forward with the issuance of a final FSP FAS 123R-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” The guidance in this FSP FAS 123R-4 amends paragraphs 32 and A229 of FASB Statement No. 123R to incorporate the concept articulated in footnote 16 of FAS 123R. That is, a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet the condition in paragraphs 32 and A229 until it becomes probable that the event will occur. Originally under FAS 123R, a provision in a share-based payment plan that required an entity to settle outstanding options in cash upon the occurrence of any contingent event required classification and accounting for the share based payment as a liability. This caused an issue under certain awards that require or permit, at the holder’s election, cash settlement of the option or similar instrument upon (a) a change in control or other liquidity event of the entity or (b) death or disability of the holder. With this new FSP, these types of cash settlement features will not require liability accounting so long as the feature can be exercised only upon the occurrence of a contingent event that is outside the employee’s control (such as an initial public offering) until it becomes probable that event will occur. The guidance in this FSP shall be applied upon initial adoption of Statement 123(R). An entity that adopted Statement 123(R) prior to the issuance of the FSP shall apply the guidance in the FSP in the first reporting period beginning after February 2006. Early application of FSP FAS 123R-4 is permitted in periods for which financial statements have not yet been issued. The Company does not anticipate that this new FSP will have any material impact upon its financial condition or results of operations.

In February 2006, the FASB issued FASB Statement No. 155, Accounting for Certain Hybrid Instruments. This standard amends the guidance in FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. Management is currently evaluating the impact FASB 155 will have on our consolidated financial statements.

In September 2005, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 05-02, “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.’” EITF 05-02 is effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2005. We do not expect there to be a material impact from the adoption of EITF 05-02 on our consolidated financial position, results of operations, or cash flows.

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

On July 11, 2005, the Company entered into a Stipulation and Settlement Agreement (the “Stipulation”) which was filed with the Court on July 12, 2005. The settlement class consists of all persons who purchased the securities of Tripath between January 29, 2004 and June 13, 2005, inclusive. Under the terms of the Stipulation, the parties agreed that the class action will be dismissed in exchange for a payment of $200,000 in cash by Tripath and the issuance of 2.45 million shares of Tripath common stock which shall be exempt from registration pursuant to Section 3(a)(10) of the Securities Act. The Stipulation remains subject to the satisfaction of various conditions, including without limitation final approval of the Stipulation by the Court, including a finding that the 2.45 million shares of Tripath common stock to be issued are exempt from registration. On October 20, 2005, the Court entered a Preliminary Order for Notice and Hearing in Connection with Settlement Proceedings.

Following an April 11, 2006 hearing, the Court entered an Order and Final Judgment on April 18, 2006 which finally approved the settlement, awarded attorneys’ fees and authorized the reimbursement of expenses and entered judgment dismissing all of the complaints on the merits and with prejudice in favor of the defendants. Approximately $1.8 million has been accrued for this matter.

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

A Case Management Conference is scheduled for May 16, 2006 before the Court. The parties currently are engaged in settlement discussions.

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

On December 9, 2005, the Company and the individual defendants filed a motion to dismiss the complaint in its entirety which was granted in part and denied in part by the Court on March 7, 2006. In particular, the Court dismissed the claims under Sections 10(b) and 20(a) of the Exchange Act and for unjust enrichment and money had and received with leave to amend within thirty days. Langley did not file an amended complaint seeking to replead the dismissed claims. A Case Management Conference is scheduled before the Court on May 12, 2006.

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

The Audit Committee directed that the internal investigation continue following reporting of the Initial Restatement. As a result of this further investigation, on May 5, 2005 the Audit Committee determined that additional sale transactions with Macnica, as well as with an additional distributor of the Company, Uniquest, did not meet the Company’s revenue recognition criteria and the requirements of SAB 104. In certain circumstances, the same former employee of the Company had agreed that Macnica could return the referenced product at Macnica’s discretion. This former employee had on these occasions agreed to a term of sale that was outside of the Company’s standard practices and was not referenced in the documentation related to the sale submitted to the Company’s finance department. In addition, the Audit Committee determined that, in certain other circumstances, Macnica had shipped products not to end customers but to other distributors and the Company had relied on point-of-sales reports submitted to the Company by Macnica that indicated the referenced product had been shipped to an end customer of Macnica when such product had only been shipped to other distributors. Recognition of revenue on sales between distributors instead of to the end customers is not permitted under the Company’s revenue recognition policies. Further, the Audit Committee determined that certain sales transactions with Uniquest did not meet the Company’s revenue recognition criteria and the requirements of SAB 104 because in certain circumstances, employees of Uniquest had incorrectly reported to the Company the date of shipments to end customers.

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

The following discussion and analysis should be read in connection with the condensed consolidated financial statements and the notes thereto included in Item 1 in this Quarterly Report and in our Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended September 30, 2005.

Overview

We design and sell digital amplifiers based on our proprietary Digital Power Processing (DPP®) technology. We currently supply amplifiers for audio electronics applications, as well as amplifiers for DSL applications. We were incorporated in July 1995, began shipping products in the first quarter of 1998 and became a public reporting company in August 2000. We incurred net losses of approximately $9.3 million for the six months ended March 31, 2006, $10.0 million in fiscal 2005, $11.7 million in fiscal 2004, and $7.2 million in fiscal 2003. We expect to continue to incur net losses in fiscal 2006, and possibly beyond.

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

Material Weakness of Internal Controls Over Financial Reporting

In connection with the audit of the Company’s consolidated financial statements for the fiscal year ended September 30, 2005, the Company’s independent auditor has identified a number of material weaknesses in our internal controls over financial reporting. Certain of these material weaknesses resulted in adjustments to the Company’s fiscal year 2005 annual consolidated financial statements. If not remediated, such weaknesses could result in material misstatements to the Company’s future annual or interim financial statements that would not be prevented or detected. As a result, we have received an adverse attestation from our independent auditors regarding Sarbanes-Oxley Section 404 compliance. For a further discussion of these material weaknesses, see page 55.

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

Inventories: Inventories are stated at the lower of cost or market. This policy requires us to make estimates regarding the market value of our inventory, including an assessment of excess or obsolete inventory. We determine excess and obsolete inventory based on an estimate of the future demand and estimated selling prices for our products within a specified time horizon, generally 12 months. The estimates we use for expected demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. Actual demand and market conditions may be different from those projected by our management. If our unit demand forecast is less than our current inventory levels and purchase commitments, during the specified time horizon, or if the estimated selling price is less than our inventory value, we will be required to take additional excess inventory charges or write-downs to net realizable value which will decrease our gross margin and net operating results in the future. During the quarter ended March 31, 2002, we recorded a provision for excess inventory of approximately $5 million primarily related to excess inventory for our TA2022 product as a result of a decrease in forecasted sales for this product. In 2004, we increased the inventory reserves by an additional $4.3 million, from $4.9 million to $9.2 million representing 10.4 million units with a net realizable value of $2.6 million, to account for slow moving, excess, and obsolete inventory. The balance of the previously reserved inventory at September 30, 2005 has a net realizable value of $5.2 million and represents 8.7 million units. This translates into a reduction of the reserved for inventory during fiscal 2005 of $4.0 million representing 1.7 million units from the overall balance at September 30, 2004. The balance of the previously reserved inventory at March 31, 2006 has a net realizable value of $3.9 million and represents 8.1 million units. This translates into a reduction of the reserved for inventory during the fiscal second quarter ended March 31, 2006 of $0.2 million representing a minimal change in units from the overall balance at December 31, 2005.

Stock-Based Compensation: On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including employee stock options and employee stock purchases related to the 2000 Employee Stock Purchase Plan based on estimated fair values. We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of our fiscal year 2006. Our Consolidated Financial Statements as of and for the six months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate at December 31, 2005 was 34.68% and at March 31, 2006 was 35.42%. In our pro forma information required under SFAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

Change in Year End: On November 14, 2004, our Board of Directors approved a change in our fiscal year end from December 31 to September 30, effective as of September 30, 2004.

Results of Operations

Three months ended March 31, 2006 and 2005

Revenue. Revenue for the three months ended March 31, 2006 was $3.5 million, an increase of $0.8 million or 30 percent from revenues of $2.7 million for the three months ended March 31, 2005. The increase in revenue resulted primarily from increased sales of our TA2024 family into the flat panel display television market.

Our top five end customers accounted for 57 percent of revenue in the three months ended March 31, 2006 compared to 56 percent of revenue in the three months ended March 31, 2005. Our primary customers during the three months ended March 31, 2006 were Alcatel and Sharp, representing 21 percent and 17 percent of revenue respectively. Our primary customers were Sharp, Kyoshin Technosonic Co., Ltd., (KTS) and Beko representing 14 percent, 14 percent and 11 percent of revenue, respectively.

Our revenue from the U.S. decreased from $121,000 in the three months ended March 31, 2005 to $83,000 in the quarter ended March 31, 2006. This is primarily due to the continued shift from domestic manufacturing to foreign manufacturing as our products have been used in the production of products in the fast growing consumer markets of flat panel display TV, DSL and home theater. This is further evidenced by increases in business to Japan, Taiwan, China and Europe.

Gross Profit. Gross profit for the three months ended March 31, 2006 was $0.8 million or 22 percent, compared with a gross profit of 1.7 million or 64 percent for the three months ended March 31, 2005. The lower gross margin achieved during the three months ended March 31, 2006 was primarily attributable to a reduction in the sale of inventory that was previously written down to its estimated net realizable value during the three months ended March 31, 2006. This contributed $0.2 million and $1.5 million to gross profit for the three months ended March 31, 2006 and March 31, 2005 respectively. Excluding this effect, the gross profit margin would have been $0.6 million or 16 percent and $0.2 million or 10 percent for the three months ended March 31, 2006 and March 31, 2005 respectively.

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

During the year ended September 30, 2005, our end-customers experienced significant growth which resulted in sales of previously written down inventory primarily to existing end-customers. In addition, during this period, certain of our customers’ products have experienced growth beyond previously estimated levels. As a result of these trends, a number of our existing end-customers developed new designs and applications which offered the Company an opportunity to sell some of our previously written down inventory. For example, sales of our products for flat panel display television applications have increased as these markets have expanded, reflecting increased consumer demand for flat panel televisions due to the increasingly lower prices of consumer products that are being marketed to the public. The Company was able to address these new opportunities in the growing flat panel display market as new designs and applications became available in the first calendar quarter of 2005 in connection with our end-customers’ consumer product design and component sourcing activity. These options were not known or available at the time the inventory was written down. This additional strategy of addressing our expanding target markets resulted in sales during the March 2005, June 2005, September 2005, December 2005 and March 2006 quarters of previously written down inventory. It is not clear to the Company how long the markets for these new design-ins and new applications will be available.

The Company has seen results from executing this strategy and has been able to take advantage of the fast growing flat panel television market as an opportunity to sell some of the previously written down inventory. This has resulted in higher gross margin as the actual value of the inventory at the time of sale has been greater than was anticipated at the time the inventory was written down. For the quarter ended March 31, 2006 the gross margin would have been 16 percent instead of the reported gross margin of 22 percent were it not for the favorable impact of $0.2 million as a result of the sale of previously written down inventory which resulted in favorable impact to gross margin of approximately 6 percent. At March 31, 2006 the Company had approximately 8.1 million units still on hand representing a net realizable value of approximately $5.0 million. The Company expects the favorable impact to its gross margin in the third quarter of fiscal 2006 ending June 30, 2006 from the sale of previously written down inventory to be in the range of 0 percent to 10 percent, and therefore would expect to report a gross margin in the range of 20 to 30 percent for such period, although the resulting reported gross profit and gross margin may be different depending on the actual sale of previously written down inventory.

Along with our new sales strategy the Company has embarked on a program to reduce manufacturing cost of some of our higher volume products. This is being accomplished through a combination of negotiation for improved pricing from our vendors along with transitioning of many of our customers for 2024 to 2024B or 2024C both of which are newer versions of this high volume product with lower production costs. In addition, we continue to utilize our engineering and applications development staff to work closely with our key customers to design-in our existing products as we continue to improve the design of our future products. As we continue the implementation of expected manufacturing cost reductions, engineering and design strategies, we would expect that our gross margin would settle in the range of 30 percent to 40 percent. This estimate is dependent on our ability to build sustainable sales volume and complete the manufacturing cost reductions, engineering and design strategies on a timely basis.

Research and Development. Research and development expenses for the three months ended March 31, 2006 were $2.0 million, approximately flat from $2.0 million for the three months ended March 31, 2005. The number would have reflected a decrease in R&D expenses were it not for the additional expenses associated with the implementation of SFAS 123R which had an unfavorable impact of $0.3 million in the three months ended March 31, 2006. We anticipate that our R&D expenses will increase during the balance of fiscal 2006.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2006 were $1.7 million, a decrease of approximately $0.1 million from $1.8 million for the three months ended March 31, 2005. This decrease in selling, general and administrative expenses was due to primarily to reductions in spending at the Consumer Electronics Show (CES) and reductions in legal and accounting expenses offset by the charge associated with the implementation of SFAS 123R which had an unfavorable impact of $0.2 million in the three months ended March 31, 2006. Apart from the impact of SFAS 123R, litigation-related costs and/, or financing related expenses, we anticipate that our S,G&A expenses will be flat or decrease during the remainder of fiscal 2006.

Change in Fair Value on Revaluation of Warrant and Conversion Feature Liability. The change in fair value on revaluation of warrant liability represents the difference between the fair value of the warrants and conversion feature we issued in connection with our March 3, 2005 private placement on their original issue date and the fair value of those same warrants on March 31, 2006 using Black-Scholes. The change in fair value on revaluation of warrant liability related to the March 2005 transaction was an increase of the liability of $8,667 for the three months ended March 31, 2006, while there was a decrease in the liability of $251,333 for the three months ended March 31, 2005. We issued additional warrants with conversion features in our November 8, 2005 private placement which are also subject to a revaluation. The change in fair value for the revaluation of the conversion feature to the November 8, 2005 transaction was an increase of the conversion feature liability of $0.5 million for the three months ended March 31, 2006. We also issued additional warrants on February 14, 2006. The change in fair value for the revaluation of the warrants related to the February 14, 2006 transaction was a reduction of the liability of $0.4 million for the three months ended March 31, 2006. The change in fair value for the revaluation of the warrants related to the Finder Fee warrants transaction was an increase of the liability of $9,349 for the 3 months ended March 31, 2006. The change in fair value for the revaluation of the Series B Warrants related to the November 8, 2005 transaction was an increase of the liability of $0.4 million for the three months ended March 31, 2006.

Interest, Amortization and Other Expense, net. Net interest expense for the three months ended March 31, 2006 was $0.7 million, compared with net interest expense of $16,000 for the three months ended March 31, 2005. The changes in interest expense are a result of the recognition of interest paid on the 6% Senior Secured Convertible Debentures issued in November of 2005, recording the conversion feature related to the debt financing, and amortizing the debt discount and related fees.

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

Six months ended March 31, 2006 and 2005

Revenue. Revenue for the six months ended March 31, 2006 was $6.9 million, an increase of $2.5 million or 57 percent from revenues of $4.4 million for the six months ended March 31, 2005. The increase in revenue resulted primarily from increased sales of our TA2024 family into the flat panel display television market.

Our top five end customers accounted for 44 percent of revenue in the six months ended March 31, 2006 compared to 44 percent of revenue in the six months ended March 31, 2005. Our primary customers during the six months ended March 31, 2006 were Alcatel and Sharp representing 15 percent, 14 percent respectively. Our primary customers during the six months ended March 31, 2005 were Sharp and KTS representing 13 percent and 11 percent of revenue, respectively.

Our revenue by geography has changed significantly over the past year as our revenues from the U.S. have decreased from $320,000 in the six months ended March 31, 2005 to $125,000 in the quarter ended March 31, 2006. This is primarily due to the continued shift from domestic manufacturing to foreign manufacturing as our products have been used in the production of products in the fast growing consumer markets of flat panel display TV, DSL and home theater. This is further evidenced by increases in business to Japan, Taiwan, China and Europe.

Gross Profit. Gross profit for the six months ended March 31, 2006 was $2.0 million or 28 percent, compared with a gross profit of $2.2 million or 50 percent for the six months ended March 31, 2005. The lower gross margin achieved during the six months ended March 31, 2006 was primarily attributable to the sale of inventory that was previously written down to its estimated net realizable value during the six months ended March 31, 2005. This contributed $0.9 million and $1.5 million to gross profit for the six months ended March 31, 2006 and March 31, 2005 respectively. Excluding this effect, the gross profit margin would have been $1.1 million or 16 percent and $0.7 million or 16 percent for the six months ended March 31, 2006 and March 31, 2005 respectively, reflecting primarily a decrease in average selling prices.

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

During the year ended September 30, 2005, our end-customers experienced significant growth which resulted in sales of previously written down inventory primarily to existing end-customers. In addition, during this period, certain of our customers’ products have experienced growth beyond previously estimated levels. As a result of these trends, a number of our existing end-customers developed new designs and applications which offered the Company an opportunity to sell some of our previously written down inventory. For example, sales of our products for flat panel display television applications have increased as these markets have expanded, reflecting increased consumer demand for flat panel televisions due to the increasingly lower prices of consumer products that are being marketed to the public. The Company was able to address these new opportunities in the growing flat panel display market as new designs and applications became available in the first calendar quarter of 2005 in connection with our end-customers’ consumer product design and component sourcing activity. These options were not known or available at the time the inventory was written down. This additional strategy of addressing our expanding target markets resulted in sales during the March 2005, June 2005, September 2005, December 2005 and March 2006 quarters of previously written down inventory. It is not clear to the Company how long the markets for these new design-ins and new applications will be available.

The Company has seen results from executing this strategy and has been able to take advantage of the fast growing flat panel television market as an opportunity to sell some of the previously written down inventory. This has resulted in higher gross margin as the actual value of the inventory at the time of sale has been greater than was anticipated at the time the inventory was written down. For the six months ended March 31, 2006 the gross margin would have been 16 percent instead of the reported gross margin of 29 percent were it not for the favorable impact of $0.9 million as a result of the sale of previously written down inventory which resulted in favorable impact to gross margin of approximately 6 percent. At March 31, 2006 the Company had approximately 8.1 million units still on hand representing a net realizable value of approximately $5.0 million. The Company expects the favorable impact to its gross margin in the third quarter of fiscal 2006 ending June 30, 2006 from the sale of previously written down inventory to be in the range of 0 percent to 10 percent, and therefore would expect to report a gross margin in the range of 20 to 30 percent for such period, although the resulting reported gross profit and gross margin may be different depending on the actual sale of previously written down inventory.

Along with our new sales strategy the Company has embarked on a program to reduce manufacturing cost of some of our higher volume products. This is being accomplished through a combination of negotiation for improved pricing from our vendors along with transitioning of many of our customers for 2024 to 2024B or 2024C both of which are newer versions of this high volume product with lower production costs. In addition, we continue to utilize our engineering and applications development staff to work closely with our key customers to design-in our existing products as we continue to improve the design of our future products. As we continue the implementation of expected manufacturing cost reductions, engineering and design strategies, we would expect that our gross margin would settle in the range of 30 percent to 40 percent. This estimate is dependent on our ability to build sustainable sales volume and complete the manufacturing cost reductions, engineering and design strategies on a timely basis.

Research and Development. Research and development expenses for the six months ended March 31, 2006 were $3.8 million, a decrease of $0.1 million from $3.9 million for the six months ended March 31, 2005. The decrease in R&D expenses was due to a comparable decrease in headcount and related personnel costs and would have been greater were it not for the additional expenses associated with the implementation of SFAS 123R which had an unfavorable impact of $0.6 million in the six months ended March 31, 2006. We anticipate that our R&D expenses will increase during the balance of fiscal 2006.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended March 31, 2006 were $3.5 million, a increase of approximately $0.3 million from $3.2 million for the six months ended March 31, 2005. This increase in selling, general and administrative expenses was due to primarily to implementation of SFAS 123R which had an unfavorable impact of $0.4 million in the six months ended March 31, 2006. Apart from the impact of SFAS 123R, litigation related costs and/or financing related expenses, we anticipate that our S, G&A expenses will continue to be flat or decrease during the remainder of fiscal 2006.

Change in Fair Value on Revaluation of Warrant and Conversion Feature Liability. The change in fair value on revaluation of warrant liability represents the difference between the fair value of the warrants and conversion feature we issued in connection with our March 3, 2005 private placement on their original issue date and the fair value of those same warrants on March 31, 2006 using Black-Scholes. The change in fair value on revaluation of warrant liability related to the March 2005 transaction was a reduction of the liability of $99,667 for the six months ended March 31, 2006, while there was a decrease in the liability of $251,333 for the six months ended March 31, 2005. We issued additional warrants with a conversion feature in our November 8, 2005 private placement which are also subject to a revaluation. We also issued additional warrants on February 14, 2006. The change in fair value for the revaluation of the Series B warrants related to the November 8, 2005 transaction was a reduction of the liability of $0.8 million for the six months ended March 31, 2006. The change in fair value for the revaluation of the conversion feature to the November 8, 2005 transaction was a reduction of the conversion feature liability of $0.9 million for the six months ended March 31, 2006. The change in fair value for the revaluation of the warrants related to the February 14, 2006 transaction was a reduction of the liability of $0.4 million for the six months ended March 31, 2006. The change in fair value for the revaluation of the warrants related to the Finder Fee was a reduction of the liability of $18,698 for the six months ended March 31, 2006.

Interest, Amortization and Other Expense, net. Net interest expense for the six months ended March 31, 2006 was $6.2 million, compared with net interest expense of $11,000 for the six months ended March 31, 2005. The changes in interest expense are a result of the recognition of interest paid on the 6% Senior Secured Convertible Debentures issued in November of 2005, recording the conversion feature related to the debt financing, and amortizing the debt discount and related fees.

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

Liquidity and Capital Resources

Since our inception, we have financed our operations through the private sale of our equity securities, primarily the sale of preferred stock, through our initial public offering on August 1, 2000, through a private placement in January 2002, a financing in August 2004, a private placement in March 2005 and a private placement in November 2005. The January 2002, March 2005 and November 2005 private placements included warrants whereas no warrants were issued in connection with the August 2004 financing. Net proceeds to us as a result of our initial public offering, our 2002 private placement, our 2004 financing, our March 2005 private placement and our November 2005 private placement were approximately $45.4 million, $19.9 million, $5.0 million, $4.4 million and $4.8 million, respectively. In addition we received $5.4 million from the exercise of warrants issued in connection with the 2002 private placement, $0.3 million from the exercise of warrants issued in connection with the March 2005 private placement and $2.5 million from the exercise of the Series A Warrants issued in connection with our November 2005 private placement.

Net cash used in operating activities increased to $6.3 million for the six months ended March 31, 2006 from $6.1 million for the six months ended March 31, 2005.

Cash used in investing activities was $178,000 thousand for the six months ended March 31, 2006 compared to cash used of $21,000 for the six months ended March 31, 2005.

Cash provided by financing activities was $7.5 million for the six months ended March 31, 2006. Cash provided by financing activities was $3.8 million for the six months ended March 31, 2005.

At March 31, 2006, the Company continued to maintain a standby letter of credit in the amount of $0.2 million as security for our building lease in San Jose, California.

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

The proceeds to the Company were $5.0 million. The Company paid legal expenses and a finders’ fee of $150,750 in commissions and Series B Common Stock Warrants to acquire 233,721 shares of the Company’s common stock in connection with the financing. The Series B Common Stock Warrants issued are exercisable at $0.43 per share. The Company ascribed the value of $77,128 to the finders’ fee warrants which is recorded along with the finders’ fees as deferred financing cost in the balance sheet at March 31, 2006. The fair value ascribed to the finders’ fee Series B Common Stock Warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 4. 51%; contractual life of 5 years; expected volatility of 145.04%; and expected dividend yield of 0%. The Company expects to use the proceeds of the financing to finance on-going operations.

Under the terms of the financing, the Company issued to the investors 6% Senior Secured Convertible Debentures (the “Debentures”) in the aggregate principal amount of $5.0 million and Series A Common Stock Warrants (the “Series A Warrants”) to acquire 6,756,755 shares at an exercise price of $0.37 per share and Series B Common Stock Warrants (the “Series B Warrants” and together with the Series A Warrants, the “Warrants”) to acquire 10,135,133 shares of the Company’s common stock at an exercise price of $0.43 per share. The Debentures accrue interest at the rate of 6% per annum. The first payment was due on April 8, 2006 and additional payments are due on the first of each month thereafter. The Debentures are convertible into shares of the Company’s common stock at the rate of $0.37 per share (subject to adjustments).

The Company had ascribed a value at the issuance date, November 8, 2005, of $1,148,648 to the Series A Warrants. The Series A Warrants issued in the financing transaction were free-standing derivatives accounted for under FAS 133. The fair value ascribed to the Series A Warrants was estimated on the commitment date using the Black-Scholes-Merton pricing model with the following assumptions:

Stock price of $0.435;

Exercise price of $0.37;

Contractual term of 0.7 years;

Volatility of 92.04%;

Expected yield of 0%; and

Risk-free interest rate of 4.51%.

The Black-Scholes-Merton model resulted in a fair value of $0.17 for the Series A Warrants and therefore a warrant liability in the amount of $1,148,648 was recorded as a credit to ‘warrant liability’ in the Company’s Balance Sheet for the period ended March 31, 2006. In February 2006, we proposed to the holders of the Series A Warrants issued as part of the November 2005 private placement that in exchange for the exercise of the Series A Warrants the Company would provide the holders of the Series A Warrants with a quantity of new warrants equal to 90% of the quantity of the Series A Warrants at a strike price of $0.315 per share expiring on July 1, 2007 and the Company ascribed a fair value of $1,641,891 to the new warrants and subsequently revalued them to $1,216,216 at March 31, 2006 using the Black-Scholes-Merton model. The holders of the Series A Warrants exercised such Series A Warrants on February 14, 2006 and were issued 6,756,755 shares of the Company’s common stock providing the Company with $2,499,999 in cash. The Company issued new warrants at a strike price of $0.315 per share on 6,081,079 of the Company’s common stock expiring on July 2007. The fair value of the Series A Warrants were subsequently revalued to $1,013,514 before they were exercised using the Black-Scholes-Merton model. This change in value was reflected in the Company’s consolidated statement of operations for the three and six month periods ended March 31, 2006.

The Company has ascribed a value at the issuance date, November 8, 2005, of $4,155,405 to the Series B Warrants. The Series B Warrants issued in the financing transaction are free-standing derivatives accounted for under FAS 133. The fair value ascribed to the Series B Warrants was estimated on the commitment date using the Black-Scholes-Merton pricing model with the following assumptions:

Stock price of $0.45;

Exercise price of $0.43;

Contractual term of 5.0 years;

Volatility of 145.04%;

Expected yield of 0%; and

Risk-free interest rate of 4.51%.

The Black-Scholes-Merton model resulted in a fair value of $0.41 for the Series B Warrants and therefore a warrant liability in the amount of $4,155,405 was recorded as a credit to ‘warrant liability’ in the Company’s Balance Sheet. The fair value of the Series B Warrants were subsequently revalued to $3,344,594 at March 31, 2006 using the Black-Scholes-Merton model. This change in value was reflected in the Company’s consolidated statement of operations for the three and six month periods ended March 31, 2006.

The $5,000,000 face amount of the Debentures was stripped of its conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds method, whereby any remaining proceeds after allocating the proceeds to the Warrants and conversion option would be attributed to the debt. Since the combined fair values of the Warrants and the conversion option at issuance of $10,037,348 was in excess of the total proceeds on the transaction, the debt was recorded at a net zero value. As a result, the Company recorded the amount of the value ascribed to the conversion feature and the Warrants that exceeded proceeds from the financing of $5,000,000 as interest expense in the Company’s consolidated statement of operations for the three and six month periods ended March 31, 2006. This resulted in a charge of $5.037 million to interest expense leaving a net debt discount value of $5 million. The debt discount of $5 million is being accreted and recognized as interest expense from the date of issuance to the stated redemption date using the effective yield method.

The values ascribed to the Warrants and conversion feature of the Debentures follow the guidance of the EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” EITF 00-19: “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” and ETIF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” of the FASB’s Emerging Issues Task Force. The debt discount from the Warrants and conversion feature of the Debentures is amortized to expense over the life of the Debentures or upon earlier conversion of the Debentures using the effective interest method. As of March 31, 2006, the Company had amortized to expense approximately $1.4 million of the revaluation of the warrant liability, $0.9 million of the conversion feature and approximately $1.0 million in amortization of the debt discount and related fees. The balance due under the Debentures is shown net of the remaining unamortized discount on the accompanying consolidated balance sheet.

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

The Series A Warrants were exercised in their entirety on February 14, 2006.

The Series B Warrants and Finders Fee Warrants expire on May 8, 2011. The Company may call the Series B Warrants and Finders Fee Warrants if the Company’s common stock trades at 250% of the Series B Warrant exercise price or above for 10 consecutive trading days after the date that is 10 days following the effectiveness of the registration statement providing for the resale of the shares issued upon the conversion of the Debentures and exercise of the Warrants (December 21, 2005). The Company will receive proceeds of approximately $4,458,607 for the Series B Warrants and Finders Fee Warrants if all of the Series B Warrants and Finders Fee Warrants are exercised.

The Company also was required to file a registration statement providing for the resale of the shares that are issuable upon the conversion of the Debentures and the exercise of the Warrants. Such registration statement was filed on December 8, 2005, and was declared effective on December 21, 2005. This registration statement on Form S-1 will need to be updated to maintain effectiveness pursuant to rules promulgated by the SEC.

Our total commitments on our operating and capital leases and inventory purchases as of March 31, 2006, were as follows (in thousands):

Year ending December 31,	Operating Leases	Capital Leases
2006	575	119
2007	590	87
2008	51	66

Total minimum lease payments	$1,216	272

Less: amount representing interest		(78)

Present value of minimum lease payments		194
Less: current portion of capital lease obligations		(118)

Long-term capital lease obligations		$76

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

The Company’s independent auditors included a going concern qualification in connection with the issuance of their report of independent auditors in respect of our consolidated financial statements for our fiscal year ending September 30, 2005. The Company has incurred substantial losses and has experienced negative cash flow since inception and has an accumulated deficit of $210.5 million at March 31, 2006. The Company has therefore prepared its consolidated financial statements on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Beginning in August 2001, the Company instituted programs to reduce expenses including reducing headcount from 144 employees at the end of July 2001 to 56 employees at the end of December 2003 and reducing employees’ salaries by 10 percent. In September 2002 the Company relocated its headquarters which reduced rent expense and canceled its D&O policy which reduced insurance expense. These actions resulted in significant cost savings in 2003. The Company reduced its cash used in operating activities from approximately $13 million in 2002 to approximately $4 million in 2003. However, for the nine months ended September 30, 2004, cash used in operating activities increased to $9.1 million and for the year ended September 30, 2005 the Company used $9.8 million in cash. For the three months ended March 31, 2006, the Company had 61 employees and the cash used by the Company in operating activities was $2.7 million. The cash used by the Company in operating activities for the six months ended March 31, 2006, was $6.7 million.

During 2004, warrants were exercised which resulted in the Company receiving proceeds totaling approximately $2.3 million. In addition, in August 2004 we raised $5 million through financing. In March 2005, we completed a private placement which resulted in gross proceeds of $4.4 million. In connection with this private placement we sold 4,833,335 shares of common stock at a price of $0.90 per share and issued warrants to purchase up to 966,667 shares of common stock with an exercise price of $1.25 per share. In addition, we received $0.3 million from the exercise of warrants issued in connection with the March 2005 private placement and $2.5 million from the exercise of the Series A Warrants issued in connection with our November 2005 private placement.

At March 31, 2006, the Company had negative working capital of $5.1 million, including unrestricted cash of $1.8 million.

The Company will continue to require more cash during 2006 to fund its operations and management believes that such additional cash requirements could be met by first obtaining additional financing or by taking measures to reduce operating expenses such as reducing headcount or canceling research and development projects. However, the Company may not be able to obtain additional funds on terms that would be favorable to its stockholders and the Company, or at all. In addition, any reduction in operating expenses may not provide more than a short-term benefit to funding operations and would likely have a negative effect on long-term operations. Unless our stockholders approve an increase in the number of authorized shares in the Company’s Certificate of Incorporation, we will not be able to raise additional capital through equity financings except by effecting a reverse stock split. The Company’s long term prospects are dependent upon obtaining sufficient financing as needed to fund current working capital needs and future growth, and ultimately on achieving profitability.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards (SFAS) No. 123(R), “Share-Based Payment”, which replaces SFAS No. 123. SFAS No. 123(R) requires public companies to recognize an expense for share-based payment arrangements including stock options and employee stock purchase plans. The statement eliminates a company’s ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted for using a fair-value based method. SFAS No. 123(R) requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of grant, and to recognize the cost over the period during which the employee is required to provide service in exchange for the award. SFAS No. 123(R) is effective for us in the quarter ending March 31, 2006. Upon adoption of SFAS No. 123(R), companies are allowed to select one of three alternative transition methods, each of which has different financial reporting implications. Management is currently evaluating the transition methods, valuation methodologies and other assumptions for employee stock options in light of SFAS No. 123(R). Current estimates of option values using the Black-Scholes method may not be indicative of results from the valuation methodologies we ultimately implement upon adoption of SFAS No. 123(R). The impact of SFAS No. 123(R) was approximately $0.5 million and $0.9 million for the three months and six months ended March 31, 2006 respectively, and it is likely that the adoption of SFAS No. 123(R) will continue to have a material impact on our financial position and results of operations in the future.

In March 2005, the SEC released Staff Accounting Bulletin No. 107 (“SAB 107”), “Share-Based Payment,” which provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share-based payment arrangements. Management is currently evaluating the impact SAB 107 will have on our consolidated financial statements.

In February 2006, the FASB decided to move forward with the issuance of a final FSP FAS 123R-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” The guidance in this FSP FAS 123R-4 amends paragraphs 32 and A229 of FASB Statement No. 123R to incorporate the concept articulated in footnote 16 of FAS 123R. That is, a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet the condition in paragraphs 32 and A229 until it becomes probable that the event will occur. Originally under FAS 123R, a provision in a share-based payment plan that required an entity to settle outstanding options in cash upon the occurrence of any contingent event required classification and accounting for the share based payment as a liability. This caused an issue under certain awards that require or permit, at the holder’s election, cash settlement of the option or similar instrument upon (a) a change in control or other liquidity event of the entity or (b) death or disability of the holder. With this new FSP, these types of cash settlement features will not require liability accounting so long as the feature can be exercised only upon the occurrence of a contingent event that is outside the employee’s control (such as an initial public offering) until it becomes probable that event will occur. The guidance in this FSP shall be applied upon initial adoption of Statement 123(R). An entity that adopted Statement 123(R) prior to the issuance of the FSP shall apply the guidance in the FSP in the first reporting period beginning after February 2006. Early application of FSP FAS 123R-4 is permitted in periods for which financial statements have not yet been issued. The Company does not anticipate that this new FSP will have any material impact upon its financial condition or results of operations.

In February 2006, the FASB issued FASB Statement No. 155, Accounting for Certain Hybrid Instruments. This standard amends the guidance in FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. Management is currently evaluating the impact FASB 155 will have on our consolidated financial statements.

In September 2005, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 05-02, “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.’” EITF 05-02 is effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2005. We do not expect there to be a material impact from the adoption of EITF 05-02 on our consolidated financial position, results of operations, or cash flows.

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

We incurred net losses of approximately $9.3 million for the six months ended March 31, 2006, $10.0 million for the fiscal year ended September 30, 2005, $11.7 million for the nine month transition period ended September 30, 2004, and $7.2 million for the fiscal year ended December 31, 2003. Because we have had losses, we have funded our operating activities to date from the sale of securities, including our most recent financings in November 2005, March 2005, August 2004 and January 2002 as well as from the proceeds from the related exercise of warrants issued in connection with the 2002 financing, proceeds from the exercise of warrants issued in connection with the March 2005 financing and proceeds from the exercise of warrants issued in connection with the November 2005 financing. However, to grow our business significantly and to fund additional losses, we will need additional capital. We cannot be certain that any such financing will be available on acceptable terms, or at all. Moreover, additional equity financing, if available, would likely be dilutive to the holders of our equity securities, including our common stock, and debt financing, if available, would likely involve restrictive covenants.

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

Our current Certificate of Incorporation limits the number of shares of our authorized common stock to 100,000,000. We have issued and have outstanding $5 million in Debentures convertible into common stock at a conversion price of $0.37 per share, Series B Common Stock Purchase Warrants and Finders’ Fee Warrants exercisable at an exercise price of $0.43 per share for 10,368,854 shares of common stock and Common Stock Purchase Warrants exercisable at an exercise price of $0.315 per share for 6,081,079 shares of common stock. Both the outstanding Debentures and the outstanding warrants contain provisions, pursuant to which, under certain contingencies, the conversion or exercise price of such security, as applicable, will be adjusted such that additional shares of our common stock will be issued upon the conversion or exercise of such security. Because of such provisions, we may not have sufficient authorized common stock to engage in subsequent equity financings unless our stockholders approve an increase in the authorized number of shares of common stock of 100,000,000 or we effect a reverse stock split. Either course of action is likely to be dilutive to our existing stockholders and may cause the price of our common stock (on a split adjusted basis) to decline.

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

The 6% Senior Secured Convertible Debentures we issued to institutional investors in our November 2005 private placement contain numerous events of default and covenants. Events of default under the Debentures include:

•	failure to pay principal or any premium on any Debenture when due;

•	failure to pay any interest, late fees or liquidated damages on any Debenture after a period of 3 trading days;

•	failure to perform other covenants under the Debenture that is not cured by the earlier of 5 trading days after notice by holder or 10 trading days after the Company is aware of such default;

•	any default under the other financing documents that is not cured by the earlier of 5 trading days after notice or 10 trading days after the Company is aware of such default;

•	any representation or warranty under the financing documents that is untrue or incorrect in any material respect;

•	certain events of bankruptcy or insolvency of the Company or any of its subsidiaries;

•	any default by the Company or its subsidiaries under any instrument in excess of $150,000 that results in such obligation becoming due and payable prior to maturity;

•	the Company becoming party to a change of control transaction, or disposing of greater than 40 percent of its assets or redeeming more than a de minimus number of outstanding equity securities;

•	failure by the Company to have the resale registration statement (the “Resale Registration Statement”) registering the resale of the Common Stock issuable upon the conversion of the Debentures and the exercise of the Warrants (as defined below) declared effective by the SEC on or prior to April 7, 2006;

•	if, during the effectiveness period of the Resale Registration Statement, the effectiveness of the registration statement lapses for any reason or the holder shall not be permitted to resell registrable securities under such Resale Registration Statement, in either case, for more than 20 consecutive trading days or 30 non-consecutive trading days during any 12 month period, subject to certain limited exceptions;

•	failure to deliver common stock certificates to a holder prior to the third trading day after a Debenture conversion date;

•	any breach of the Voting Agreement entered into by Dr. Adya S. Tripathi in connection with the November 8, 2005 financing to vote shares of the Company’s common stock owned by him in favor of any required stockholder approval of the financing to the extent required in order to maintain the listing of the Company’s common stock on the Nasdaq Capital Market; or

•	any draw-down by the Company under its current accounts receivable secured credit agreement facility without the express prior written consent of the Debenture holder.

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

Pursuant to the terms of our March 2005 and November 2005 financings, to the extent that we fail to have our resale registration statements on Form S-1 declared effective within a certain amount of time or remain effective thereafter, we are obligated to pay liquidated damages and penalties. Fiscal year to date we have not incurred or accrued any liquidated damages. In the future we may incur liquidated damages and penalties and may be obligated to pay such amounts. In the event that we continue to incur liquidated damages and penalties under the terms of our financings, our cash and marketable securities balances will be adversely affected which would likely have an adverse effect on our continuing operations.

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

At our annual stockholder meeting held on September 30, 2005, our stockholders approved a proposal to affect a reverse stock split of our common stock at an exchange ratio ranging from one-for-two to one-for-six and authorized our board of directors to select the appropriate ratio at its discretion. If the reverse stock split is deemed necessary to be effected by our board of directors and if we issue additional shares of stock beyond the shares contemplated to be issued upon the conversion of the Debentures and the exercise of the warrants issued as part of our November 2005 financing, our proposed reverse stock split would have a dilutive effect upon our existing stockholders. Additionally, the market may react negatively to the proposed reverse stock split and the price of our common stock could decline. Finally, the proposed reverse stock split, if effected by our board of directors, will not, by itself, permit us to comply with the Nasdaq Capital Market’s listing requirements for our common stock. In addition, in the event we reverse split our Common Stock, the conversion price of the Debentures we issued in our November 2005 private placement would be reset on the 60th calendar day following such reverse split to the lower of the current $0.37 conversion price or the average of the volume weighted average price per share of our common stock on the applicable trading market 10 days preceding the reset date.

We have a history of losses and may never achieve or sustain profitability.

As of March 31, 2006, we had an accumulated deficit of $210.5 million. We incurred net losses of approximately $10.0 million for the year ended September 30, 2005, $11.7 million for the nine months ended September 30, 2004 and $7.2 million for the twelve months ended December 31, 2003. We may continue to incur net losses and these losses may be substantial. Furthermore, we may continue to generate significant negative cash flow in the future. We will need to generate substantially higher revenue to achieve and sustain profitability and positive cash flow. Our ability to generate future revenue and achieve profitability will depend on a number of factors, many of which are described throughout this section. If we are unable to achieve or maintain profitability, we will be unable to build a sustainable business. In this event, our share price and the value of your investment would likely decline and we might be unable to continue as a going concern. The Company’s independent auditors have included a going concern qualification in connection with the issuance of their report of independent auditors in respect to our consolidated financial statements for our fiscal year ending September 30, 2005.

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

The trading price of our stock has been and may continue to be highly volatile. For example, during the quarter ended March 31, 2006, our common stock had closing sales prices as low as $0.33 and as high as $0.51 per share. Broad market fluctuations as well as general economic conditions may cause our stock price to decline. We believe that fluctuations of our stock price may continue to be caused by a variety of factors, including:

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

A relatively small number of customers have accounted for most of our revenues to date. Any reduction or delay in sales of our products to one or more of these key customers could seriously reduce our sales volume and revenue and adversely affect our operating results. Our top five end customers accounted for 57 percent and 56 percent of revenue in the three months ended March 31, 2006 and the three months ended March 31, 2005, respectively. Our primary customers during the three months ended March 31, 2006 were Alcatel and Sharp representing 21 percent and 17 percent respectively. In the March quarter of 2005, our primary customers were Sharp, KTS and Beko representing 14 percent, 14 percent and 11 percent of revenue, respectively. We expect that we will continue to rely on the success of our largest customers and on our success in selling our existing and future products to those customers in significant quantities. We cannot be sure that we will retain our largest customers (whether from inside sales or through our distributors) or that we will be able to obtain additional key customers or replace key customers we may lose or who may reduce their purchases.

We currently rely on sales of three products for a significant portion of our revenue, and the failure of these products to be successful in the future could substantially reduce our sales.

We currently rely on sales of our TA2024 digital audio amplifier product family to generate a significant portion of our revenue. Sales of this product family amounted to 52 percent of our revenue for the three months ended March 31, 2006 and 63 percent of our revenue for the three months ended March 31, 2005. We have developed additional products and plan to introduce more products in the future, but there can be no assurance that these products will be commercially successful. Consequently, if our existing products are not successful, our sales could decline substantially.

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

We currently obtain almost all of our manufacturing, assembly and test services from suppliers who are located outside the United States and may further expand our manufacturing activities abroad. Approximately 98 percent and 96 percent of our total revenue for the three months ended March 31, 2006 and for the three months ended March 31, 2005, respectively, were derived from sales to end customers based outside the United States. In addition, we often ship products to our domestic customers’ international manufacturing divisions and subcontractors.

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

Our business depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws to protect our proprietary technologies. We cannot be sure that such measures will provide meaningful protection for our proprietary technologies and processes. As of March 31, 2006, we had 43 issued United States patents, and 10 additional United States patent applications which are pending. In addition, we had 18 international patents issued and an additional 22 international patents pending. We cannot be sure that any patent will issue as a result of these applications or future applications or, if issued, that any claims allowed will be sufficient to protect our technology. In addition, we cannot be sure that any existing or future patents will not be challenged, invalidated or circumvented, or that any right granted thereunder would provide us meaningful protection. The failure of any patents to provide protection to our technology would make it easier for our competitors to offer similar products. In connection with our participation in the development of various industry standards, we may be required to agree to license certain of our patents to other parties, including our competitors that develop products based upon the adopted standards.

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

We have a history of using employee stock options and other stock-based compensation to hire, motivate and retain our workforce. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” which has required us, starting in the first quarter of fiscal year 2006, to measure compensation costs for all stock-based compensation (including stock options and our employee stock purchase plan) at fair value and to recognize these costs as expenses in our statements of operations. The recognition of these expenses in our statements of operations has resulted in lower earnings per share, which could negatively impact our future stock price. In addition, if we reduced or alter our use of stock-based compensation to minimize the recognition of these expenses, our ability to recruit, motivate and retain employees may be impaired, which could put us at a competitive disadvantage in the employee marketplace.

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

Currently we are exposed to minimal market risks. Due to the short-term and liquid nature of our portfolio, if interest rates were to fluctuate by 10 percent from rates at March 31, 2006 and March 31, 2005, our financial position and results of operations would not be materially affected.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2006. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of March 31, 2006, the Company’s disclosure controls and procedures were not effective because of the material weaknesses described below and that the remediation efforts of the Company designed to address these weaknesses have not been in effect for a sufficient amount of time to allow for testing and validation.

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

Remediation Actions to Address Internal Control Deficiencies and Changes to Internal Controls

Management believes the actions that we have taken since September 30, 2005 and the actions we expect to implement in fiscal year 2006 will address the material weaknesses in our internal control over financial reporting noted above. There can be no assurance, however, that such actions will fully address these material weaknesses or that other material weaknesses will not develop. Some of these remediation actions are discussed below. As of March 31, 2006 we continue to see weakness in the accounting and financial reporting area.

•	In relation to the material weakness in the area of lack of sufficient personnel and technical accounting and financial reporting expertise within the Company’s accounting and finance function, we are committed to hiring a sufficient number of technically-qualified employees and/or consultants to ensure that all significant accounting issues, both routine and non-routine, are identified, researched and properly handled. As of March 31, 2006, we have made progress in this area by hiring additional employees with technical accounting and financial reporting expertise; recruitment efforts are ongoing to hire additional personnel to achieve our optimal organizational structure within our finance function.

•	In relation to the material weakness in the area of inadequate controls over period-end financial reporting, to remedy this deficiency, we ensure that the internal reporting package is reviewed and signed off by a qualified person other than the preparer. As of March 31, 2006, procedures to achieve this were in place; monitoring has been established to ensure these processes are effective and is ongoing.

•	In relation to the material weakness in the area of inadequate controls in the areas of inventory, fixed assets, accrued expenses, and payroll/human resources, we have reviewed job responsibilities and we are strictly enforcing our policies and controls. We will also review job responsibilities for all accounting personnel and ensure that employees are not expected to take on multiple conflicting duties. Furthermore, we are striving to ensure that our hiring plan is compatible with these defined roles and responsibilities.

•	In relation to the material weakness in the area of inadequate information technology controls, we periodically review access rights to enforce compliance with our internal policies and procedures. In addition, we have updated documentation regarding access privileges of certain individuals to the accounting system to reflect actual access privileges.

•	In relation to the material weakness in the area of lack of internal control reports (under SAS 70) from critical external service providers, we will work with our external service providers to obtain timely SAS 70 reports; in those instances where a timely report is unavailable, we will design and implement additional internal controls in our organization to provide adequate assurance that material errors by the service organization would be detected.

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

On July 11, 2005, the Company entered into a Stipulation and Settlement Agreement (the “Stipulation”) which was filed with the Court on July 12, 2005. The settlement class consists of all persons who purchased the securities of Tripath between January 29, 2004 and June 13, 2005, inclusive. Under the terms of the Stipulation, the parties agreed that the class action will be dismissed in exchange for a payment of $200,000 in cash by Tripath and the issuance of 2.45 million shares of Tripath common stock which shall be exempt from registration pursuant to Section 3(a)(10) of the Securities Act. The Stipulation remains subject to the satisfaction of various conditions, including without limitation final approval of the

Stipulation by the Court, including a finding that the 2.45 million shares of Tripath common stock to be issued are exempt from registration. On October 20, 2005, the Court entered a Preliminary Order for Notice and Hearing in Connection with Settlement Proceedings.

Following an April 11, 2006 hearing, the Court entered an Order and Final Judgment on April 18, 2006 which finally approved the settlement, awarded attorneys’ fees and authorized the reimbursement of expenses and entered judgment dismissing all of the complaints on the merits and with prejudice in favor of the defendants. Approximately $1.8 million has been accrued for this matter.

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

A Case Management Conference is scheduled for May 16, 2006 before the Court. The parties currently are engaged in settlement discussions.

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

On December 9, 2005, the Company and the individual defendants filed a motion to dismiss the complaint in its entirety which was granted in part and denied in part by the Court on March 7, 2006. In particular, the Court dismissed the claims under Sections 10(b) and 20(a) of the Exchange Act and for unjust enrichment and money had and received with leave to amend within thirty days. Langley did not file an amended complaint seeking to replead the dismissed claims. A Case Management Conference is scheduled before the Court on May 12, 2006.

Item 6.	Exhibits

Exhibit No.	Description

4.1	Form of Common Stock Purchase Warrant dated February 14 (incorporated by reference to Exhibit 4.11 of Tripath’s Registration Statement on Form S-1 filed on March 1, 2006).

10.1	Warrant Issuance Agreement dated February 14, 2006 (incorporated by reference to Exhibit 10.16 of Tripath’s Registration Statement on Form S-1 filed on March 1, 2006).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.

TRIPATH TECHNOLOGY INC.

Date:	May 9, 2006

By:	/S/ JEFFREY L. GARON
Jeffrey L. Garon Vice President, Finance and Chief Financial Officer Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

4.1	Form of Common Stock Purchase Warrant dated February 14 (incorporated by reference to Exhibit 4.11 of Tripath’s Registration Statement on Form S-1 filed on March 1, 2006).

10.1	Warrant Issuance Agreement dated February 14, 2006 (incorporated by reference to Exhibit 10.16 of Tripath’s Registration Statement on Form S-1 filed on March 1, 2006).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.