Form 10-Q
period 2006-06-30
TRIPATH TECHNOLOGY INC
filed 2006-08-09
CIK 1045739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

64,860,203, shares of the Registrant’s common stock were outstanding as of June 30, 2006.

PART I. Financial Information

Item 1.	Financial Statements

TRIPATH TECHNOLOGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2006 (Unaudited)	September 30, 2005 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$745	$716
Restricted Cash	162	162
Accounts receivable	570	1,010
Inventories, net	4,864	5,457
Prepaid expenses and other current assets	650	1,512

Total current assets	6,991	8,857
Property and equipment, net	715	875
Other assets	118	122

Total assets	$7,824	$9,854

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,195	$3,488
Current portion of capital lease obligations	103	215
Current portion of deferred rent	250	305
Current portion of note payable	3,000	—
Current portion of note payable discount	(2,500)	—
Accrued expenses	2,491	2,899
Deferred distributor revenue	915	1,202
Warrant liability	3,262	396
Conversion feature of convertible debt	2,527	—

Total current liabilities	12,243	8,505

Long term liabilities:
Long term portion of capital lease obligations	65	21
Long term portion of deferred rent	—	167
Long term portion of note payable	1,250	—
Long term portion of note payable discount	(897)	—

Total long term liabilities	418	188

Commitments and contingencies (see Note 11)
Stockholders’ equity (deficit):
Common stock, $0.001 par value, 100,000,000 shares authorized; 64,860,203 and 55,410,722 shares issued and outstanding at June 30, 2006 (unaudited) and September 30, 2005 (audited) respectively	64	55
Additional paid-in capital	206,857	202,310
Other comprehensive expense	(4)	(3)
Accumulated deficit	(211,754)	(201,201)

Total stockholders’ equity (deficit)	(4,837)	1,161

Total liabilities and stockholders’ equity (deficit)	$7,824	$9,854

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TRIPATH TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

Unaudited

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Revenue	$2,382	$2,886	$9,304	$7,287
Cost of revenue	2,327	1,314	7,289	3,531

Gross profit	55	1,572	2,015	3,756

Operating expenses:
Research and development	1,806	1,742	5,603	5,605
Selling, general and administrative	1,358	3,866	4,906	7,084

Total operating expenses	3,164	5,608	10,509	12,689

Loss from operations	(3,109)	(4,036)	(8,494)	(8,933)
Change in fair value on revaluation of warrant liability	2,711	213	5,054	465
Interest and other expense, net	(899)	(6)	(7,111)	(17)

Net loss	$(1,297)	$(3,829)	$(10,551)	$(8,485)

Basic and diluted net loss per share	$(0.02)	$(0.07)	$(0.18)	$(0.16)

Weighted average number of common shares used in computing basic and diluted net loss per share	60,549	55,351	59,756	53,646

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TRIPATH TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Unaudited

	Nine Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(10,551)	$(8,485)
Adjustments to reconcile net loss to net cash used in operating activities:
Revaluation of warrant and conversion feature liabilities	(5,054)	(465)
Depreciation and amortization	327	669
Deferred rent	(222)	(192)
Allowance for doubtful accounts	—	(50)
Provision for slow moving, excess and obsolete inventory	1,001	—
Stock-based compensation	1,404	95
Excess value from conversion feature and warrants	5,037	—
Accretion of debt discount	1,603	—
Change in value of unissued ESPP shares	11	—
Changes in assets and liabilities:
Accounts receivable	440	97
Inventories, net	(407)	267
Prepaid expenses and other assets	1,064	(2,067)
Accounts payable	(1,293)	(912)
Accrued expenses	(409)	2,137
Deferred distributor revenue	(287)	260

Net cash used in operating activities	(7,336)	(8,646)

Cash flows from investing activity:
Purchase of property and equipment	(168)	(48)

Net cash used in investing activities	(168)	(48)

Cash flows from financing activity:
Offering costs	(91)	—
Proceeds from issuance of common stock upon exercise of warrants	2,763	4,092
Proceeds from issuance of common stock under ESPP and upon exercise of options	28
Acquisition of capital lease	123	—
Principal payments on capital lease obligations	(191)	(513)
Proceeds from issuance of 6% convertible debentures and warrants	5,000	—
Debt issuance cost for Finders’ Fees	(98)	—

Net cash provided by financing activities	7,534	3,579

Net increase (decrease) in cash and cash equivalents	30	(5,115)
Effect of exchange rate changes on cash and cash equivalents	(1)	—
Cash, and cash equivalents, beginning of period	716	7,339

Cash, and cash equivalents, end of period	$745	$2,224

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Tripath Technology Inc.

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The unaudited condensed interim consolidated financial statements included herein have been prepared by Tripath Technology Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary to state fairly the Company’s financial position, results of operations and cash flows for the periods presented. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K and on Form 10-K/A for the fiscal year ended September 30, 2005. The results of operations for the three months ended June 30, 2006 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year.

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

The Company’s consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred substantial losses and has experienced negative cash flow since inception and has an accumulated deficit of $212.1 million at June 30, 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Beginning in August 2001, the Company instituted programs to reduce expenses including reducing headcount from 144 employees at the end of July 2001 to 56 employees at the end of December 2003 and reducing employees’ salaries by 10 percent. In September 2002 the Company relocated its headquarters, which reduced rent expense and canceled its D&O policy which reduced insurance expense. These actions resulted in significant cost savings in 2003. The Company reduced its cash used in operating activities from approximately $13 million in 2002 to approximately $4 million in 2003. However, for the nine months ended September 30, 2004, cash used in operating activities increased to $9.1 million and for the year ended September 30, 2005 the Company used $9.8 million in cash. For the three months ended June 30, 2006, the Company had 51 employees and the cash used by the Company in operating activities was $1.1 million.

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

On November 8, 2005, the Company completed a private placement which resulted in gross proceeds of $5.0 million. In connection with this private placement the Company sold $5.0 million in principal amount of 6% Senior Secured Convertible Debentures, convertible into common stock at a price of $0.37 per share (subject to certain adjustments), and issued Series A Warrants to purchase up to 6,756,755 shares of common stock at an exercise price of $0.37 per share and Series B Warrants and Finders’ Fee Warrants to purchase up to 10,368,854 shares of common stock at an exercise price of $0.43 per share. The Series A Warrants are exercisable immediately upon issuance and were exercised on February 14, 2006. The Series B Warrants are exercisable from May 8, 2006 until May 8, 2011.

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

At June 30, 2006, the Company had negative working capital of $5.25 million, including unrestricted cash of $0.7 million.

The Company will continue to require more cash during 2006 to fund its operations. Specifically, the Company does not currently have sufficient funds to finance its operations through the end of the month of August 2006 and accordingly the Company’s future depends on its ability to secure additional sources of financing during the month of August 2006. Management believes that such additional cash requirements might be met by first obtaining additional financing. However, to date, the Company has no commitment from potential financing sources for such additional financing, and the Company can provide no assurances that such financing will be obtained. However, the Company may not be able to obtain additional funds on terms that would be favorable to its stockholders and the Company, or at all. The Company’s prospects in both the short term and in the long term are dependent upon obtaining sufficient financing as needed to fund current working capital needs and future growth. In the long term, the Company’s prospects also are deptendent upon ultimately achieving profitability.

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

The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share amounts):

	Three months ended June 30		Nine months ended June 30
	2006	2005	2006	2005
Numerator:
Net loss	$(1,297)	$(3,829)	$(10,551)	$(8,485)

Denominator:
Weighted average common stock	60,549	55,351	59,756	53,646

Net loss per share:
Basic and diluted	$(0.02)	$(0.07)	$(0.18)	$(0.16)

4. Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market funds and commercial paper, bonds and notes, the fair value of which approximates cost.

At June 30, 2006 and September 30, 2005, the Company had $0.2 million and $0.2 million in restricted cash, respectively. The restricted cash represents monies held in a separate money market account as collateral for a standby letter of credit as called for in the Company’s facility lease.

5. Concentration of credit risk and significant customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and short-term investments. Substantially all of the Company’s cash and cash equivalents are invested in highly-liquid money market funds with major financial institutions. The Company sells its products through distributors and directly to original equipment manufacturers. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses, as considered necessary by management. Credit losses to date have been consistent with management’s estimates. During the quarters ended June 30, 2006 and 2005, the Company had minimal bad debts write-offs.

The following table summarizes sales to end-customers comprising 10 percent or more of the Company’s total revenue for the periods indicated:

	% of Revenue for the Three Months Ended June 30,		% of Revenue for the Nine Months Ended June 30,
	2006	2005	2006	2005
Customer A	22%	21%	17%	18%
Customer B	14%	—	12%	—

The Company’s accounts receivable were concentrated with two customers at June 30, 2006 representing 44 percent and 11 percent of aggregate gross receivables and with three customers at September 30, 2005 representing 40 percent, 16 percent, and 12 percent of aggregate gross receivables.

6. Inventories

Inventories are stated at the lower of cost or market. This policy requires the Company to make estimates regarding the market value of the Company’s inventory, including an assessment of excess or obsolete inventory. The Company determines excess and obsolete inventory based on an estimate of the future demand and estimated selling prices for the Company’s products within a specified time horizon, generally 12 months. The estimates the Company uses for expected demand are also used for near-term capacity planning and inventory purchasing and are consistent with the Company’s revenue forecasts. Actual demand and market conditions may be different from those projected by the Company’s management. If the Company’s unit demand forecast is less than the Company’s current inventory levels and purchase commitments, during the specified time horizon, or if the estimated selling price is less than the Company’s inventory value, the Company will be required to take additional excess inventory charges or write-downs to net realizable value which will decrease the Company’s gross margin and net operating results in the future. During the quarter ended March 31, 2002, the Company recorded a provision for excess inventory of approximately $5.0 million primarily related to excess inventory for the Company’s TA2022 product as a result of a decrease in forecasted sales for this product. In 2004, the Company increased the inventory reserves by an additional $4.3 million from $4.9 million to $9.2 million to account for slow moving, excess, and obsolete inventory. The additional inventory charge related to slow-moving and excess inventory for the Company’s TA1101B, TA3020, TA2041, TA2022 and leaded TA2024 products, the TK2350, TK2051, TK2150, TK2050 and TK2052 chipsets, and Kauai 2BB and U461 die based on a decline in forecasted sales for these parts. These components and finished goods did not have a market or sales forecast based on customer demand that could support the number of units in inventory at that time. During the year ended September 30, 2005, the Company sold inventory for which the net amount of approximately $4.0 million of inventory reserves were previously provided for. During the quarters ended June 30, 2006, March 31, 2006 and December 31, 2005, the Company sold inventory for which the net amount of approximately $0.1 million $0.2 million and $0.7 million of inventory reserves were previously provided for, respectively. These were due to the Company’s end-customers experiencing significant growth which resulted in sales of previously written down inventory. In addition during calendar 2005, certain of the Company’s customers’ products had experienced growth beyond previously estimated levels.

Inventories, net, are comprised of the following (in thousands):

	June 30, 2006 (Unaudited)	September 30, 2005
Raw materials	$1,893	$946
Work-in-process	1,154	943
Finished goods	1,075	2,643
Inventory held by distributors	742	925

Total	$4,864	$5,457

7. Segment and geographic information

The Company has determined that it has one reportable business segment: the design, license and marketing of integrated circuits. The following is a breakdown of the Company’s sales (in thousands) for the following periods in the following markets:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Flat Panel TV	$1,840	$1991	$6,506	$4,464
Communications	6	—	1,050	228
Consumer & Convergence	317	175	825	667
Automotive	53	175	222	333
Gaming	18	147	275	572
Home Theatre	148	398	426	1,023

	$2,382	$2,886	$9,304	$7,287

The following is a geographic breakdown of the Company’s sales by shipping destination for the following periods (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
United States	$186	$47	$323	$366
Japan	1,546	1,402	4,516	3,727
Taiwan	210	458	719	617
China	183	270	2,114	694
Europe	169	366	983	1,124
Korea	87	—	590	275
Rest of World	1	343	59	484

	$2,382	$2,886	$9,304	$7,287

Approximately 98 percent and 98 percent of the Company’s total revenue for the three months ended June 30, 2006 and June 30, 2005, respectively, was derived from sales to end-customers based outside the United States.

Net property and equipment by country was as follows:

	June 30, 2006	September 30, 2005
United States	$273	$324
Korea	216	264
Malaysia	224	282
Japan	2	5

	$715	$875

8. Employee Stock Benefit Plans

Share Option Plan

In April 2000, the Company adopted the 2000 Stock Option Plan (the “2000 Plan”) which is an incentive plan for employees, directors and consultants and merged the 1995 Stock Option Plan with the 2000 Plan. Upon adoption of the 2000 Plan, shares reserved for issuance under the 1995 Stock Option Plan relating to un-granted options were cancelled, and outstanding options under the 1995 Plan became subject to the 2000 Plan. The 2000 Plan is administered by the Board of Directors, which is authorized to grant incentive stock options (“ISOs”) and non-statutory stock options (“NSOs”) to employees, directors and consultants for up to 19,300,000 shares of common stock. ISOs may be granted only to employees of the Company (including officers and directors who are also employees). NSOs may be granted to employees, non-employee directors and consultants of the Company. No person will be eligible to receive more than 500,000 shares in any fiscal year pursuant to awards under the 2000 Plan other than a new employee of the Company who will be eligible to receive no more than 1,000,000 shares in the fiscal year in which such employee commences employment. During the 2004 shareholders meeting, stockholders approved amendments to the 2000 Plan which increased the number of shares of the Company’s common stock reserved and available for grant to 21.3 million. During the 2005 shareholders meeting, stockholders approved amendments to the 2000 Plan which increased the number of shares of the Company’s common stock reserved and available for grant to 23.3 million.

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

Accounting for share-based compensation

In the first quarter of fiscal 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payments,” which revises SFAS 123, “Accounting for Stock-Based Compensation”. Prior to fiscal 2006, the Company applied Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options. Under the APB 25 method, because the Company granted stock options to employees at exercise prices equal to the fair market value on the date of grant, no compensation cost was recognized for option grants in periods prior to fiscal 2006. In accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” the Company disclosed the pro forma net loss and net loss per share as if the fair value-based method had been applied in measuring compensation expense for stock-based incentive awards. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

Under SFAS 123(R), the Company is required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard, which includes a lattice model and the Black-Scholes Merton model. For all new stock based compensation awards granted starting October 1, 2005, and for any modification, cancellation or repurchase of awards granted prior to October 1, 2005, the Company will record compensation cost in the statement of operations based on the fair value of the award for the requisite service period. The Company adopted the Black-Scholes Merton model. The adoption of SFAS 123(R), applying the “modified prospective method,” as elected by the Company, requires the Company to value stock options as of October 1, 2005, the first day of the Company’s fiscal year 2006. SFAS 123(R) requires the Company to estimate forfeitures in calculating the expense relating to share-based compensation as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur. This resulted in the Company expensing $468,000 in the third quarter of fiscal 2006 and a total of $1,404,000 for the nine-month period ended June 30, 2006. As of June 30, 2006, total unrecognized compensation costs related to unvested stock options was $2.6 million, which is expected to be recognized as an expense over a weighted average period of approximately 4 years. The Company adjusted for this cumulative effect and recognized an increase in stock-based compensation, which was recorded within the research & development and selling, general and administrative (SG&A) expense on the Company’s consolidated statement of operations.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the nine months ended June 30, 2006. Prior to the adoption of SFAS 123(R) those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

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

The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123(R) to options granted under the Company’s stock option plans in all periods presented prior to the adoption. For purposes of this pro forma disclosure, the value of the options was estimated using a

Black-Scholes-Merton (“BSM”) option-pricing formula and amortized on a straight-line basis over the respective vesting periods of the awards. Pro-forma disclosures for the three months ended and nine months ended June 30, 2006 are not presented because share-based payments were accounted for under SFAS 123(R) during these periods.

	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2005
Net loss applicable to common stockholders, as reported	$(3,829)	$(8,485)
Total stock-based employee compensation expense included in the net loss, determined under the recognition and measurement principles of APB Opinion No. 25, net of income taxes	14	95
Total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(681)	(2,045)

Pro forma net loss applicable to common stockholders	$(4,496)	$(10,435)

Loss per share:
Basic and diluted—as reported	$(0.07)	$(0.16)

Basic and diluted—pro forma	$(0.08)	$(0.19)

Share-Based Compensation Information under SFAS No. 123(R)

The weighted-average fair value of stock-based compensation is based on the single option valuation approach and is estimated on the date of grant using a Black Scholes Merton based option valuation model. The fair value of forfeitures are estimated and no dividends had been declared. The fair value as of June 30, 2006 was calculated with the following assumptions (annualized percentages):

Nine Months Ended June 30, 2006
Estimated fair value	0.24
Expected lives (in years)	4.4
Volatility	118%
Risk-free interest rate	5.18%
Dividend yield	0%

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

The following table summarizes stock option activity under the Company’s Stock Option Plans (in thousands, except per share data):

Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at October 1, 2005	10,303	$2.20
Granted	320	$0.35
Exercised	(48)	$0.14
Canceled	(747)	$1.91

Outstanding at June 30, 2006	9,828	$2.17	6.2	360

Vested and expected to vest	9,009	2.17	5.9	345

Exercisable at June 30, 2006	7,516	$2.47	5.6	316

The weighted-average grant date fair value of options granted during the nine months ended June 30, was $0.35. The total intrinsic value of options exercised during the nine months ended June 30, 2006 was $11,629.

Significant options groups outstanding at June 30, 2006 and related weighted average exercise prices and contractual life information are as follows:

	Number Outstanding	Options Outstanding Weighted Average Contractual Life (Years)	Weighted Average Exercise Price Per Share	Options Vested and Exercisable
Range of Exercise Prices				Number Vested and Exercisable	Weighted Average Exercise Price Per Share
$ 0.00 - $ 2.79	8,102,317	6.6	$0.83	5,934,920	$0.78
$ 2.79 - $ 5.59	773,959	5.3	$4.41	629,162	$4.45
$ 5.59 - $ 8.38	71,000	4.6	$6.46	71,000	$6.46
$ 8.38 - $ 13.97	846,000	3.6	$11.98	846,000	$11.98
$13.97 - $ 16.76	30,000	4.4	$16.19	30,000	$16.19
$16.76 - $ 22.35	5,000	4.3	$21.75	5,000	$21.75

	9,828,276	6.2	$2.17	7,516,082	$2.47

Share based compensation expense attributable to individuals that worked in the following functions is as follows (in thousands):

	Three Months Ended June 30, 2006	Nine Months Ended June 30, 2006
Research and development	$275	$831
Selling, general and administrative	193	573
Capitalized as part of cost of an asset	0	0

Total share-based compensation	$468	$1,404

Total cash received as a result of the exercise of options during the three months ended June 30, 2006 was $3,667.90. Total cash received as a result of options exercised during the nine months ended June 30, 2006 was $8,243.57. There were no equity instruments granted under share-based payment arrangements and therefore there was no cash used to settle any equity instrument. The Company does not plan to repurchase any shares during the upcoming annual period.

2000 Employee Stock Purchase Plan

In April 2000 the Company adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”) under which 500,000 shares of common stock has been reserved for issuance. . During the 2005 shareholders meeting, stockholders approved amendments to the Purchase Plan which increased the number of shares of the Company’s common stock reserved for issuance to 1 million.

Eligible employees may elect to withhold up to 15 percent of their salary to purchase shares of the Company’s common stock at a price equal to 85 percent of the market value of the stock at the beginning or ending of a six month offering period, whichever is lower. No more than 5,000 shares may be purchased by an eligible employee during any calendar year. The Purchase Plan will terminate in 2010. Under the Purchase Plan, no shares were issued during the three months ended June 30, 2006. These shares have been valued using the Black Scholes Merton model to assess the fair value of the shares. These adjustments have been reflected on the Company’s statement of operation.

9. Convertible Debt

In November 2005, the Company entered into the Securities Purchase Agreement with the purchasers named therein (the “Purchasers”). The transaction closed on November 8, 2005. Pursuant to the Securities Purchase Agreement, the Purchasers purchased 6% Senior Secured Convertible Debentures (the “Debentures”) in aggregate principal amount of $5,000,000 together with Series A Warrants and Series B Warrants. The Company is using the proceeds of the financing to finance on-going operations. The Company has also entered into a Security Agreement dated November 8, 2005 by and between the Company and the signatories thereto (the “Security Agreement”), pursuant to which the Debentures are secured by all of the assets of the Company, including the Company’s intellectual property. Interest is payable on the Debentures at a rate of 6% per annum. Monthly principal and interest payments on the Debentures began on April 8, 2006. At the option of the Company, interest payments on the Debentures are payable either in cash or in registered Common Stock, subject to certain conditions as specified in the Debentures.

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

Events of default under the Debentures include:

•	failure to pay principal or any premium on any Debenture when due;

•	failure to pay any interest, late fees or liquidated damages on any Debenture after a period of 3 trading days;

•	failure to perform other covenants under the Debenture that is not cured by the earlier of 5 trading days after notice by holder or 10 trading days after the Company is aware of such default;

•	default under the other financing documents that is not cured by the earlier of 5 trading days after notice or 10 trading days after the Company is aware of such default;

•	any representation or warranty under the financing documents that is untrue or incorrect in any material respect;

•	certain events of bankruptcy or insolvency of the Company or any of its subsidiaries;

•	any default by the Company or its subsidiaries under any instrument in excess of $150,000 that results in such obligation becoming due and payable prior to maturity;

•	the Company becoming party to a change of control transaction, or disposing of greater than 40% of its assets or redeeming more than a de minimus number of outstanding equity securities;

•	failure by the Company to have its resale registration statement (the “Resale Registration Statement”) registering the resale of the Common Stock issuable upon the conversion of the Debentures and the exercise of the Warrants (as defined below) declared effective by the SEC on or prior to April 7, 2006;

•	if, during the effectiveness period of the Resale Registration Statement, the effectiveness of the registration statement lapses for any reason or the holder shall not be permitted to resell registrable securities under such Resale Registration Statement, in either case, for more than 20 consecutive trading days or 30 non-consecutive trading days during any 12 month period, subject to certain limited exceptions;

•	failure to deliver Common Stock certificates to a holder prior to the third trading day after a Debenture conversion date; or

•	any breach of the Voting Agreement (the “Voting Agreement”) entered into by Dr. Adya S. Tripathi in connection with the financing to vote shares of the Company’s Common Stock owned by him in favor of any required stockholder approval of the financing to the extent required in order to maintain the listing of the Company’s Common Stock on the Nasdaq Capital Market or any successor entity.

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

The proceeds to the Company for the Debentures and the Series A Warrants and Series B Warrants issued to the investors were $5.0 million. The Company paid legal expenses and a finders’ fee of $150,750 in commissions and Series B

Common Stock Warrants to acquire 233,721 shares of the Company’s common stock in connection with the financing. The Series B Common Stock Warrants issued are exercisable at $0.43 per share. The Company ascribed the value of $95,826 to the finders’ fee warrants which is recorded along with the finders’ fee of $150,750 as a warrant liability cost in the balance sheet at December 31, 2005. The fair value ascribed to the finders’ fee Series B Common Stock Warrants was estimated on the commitment date using the Black-Scholes-Merton pricing model with the following assumptions: risk-free interest rate of 4.51%; contractual term of 5 years; expected volatility of 145.04%; and expected dividend yield of 0%. The fair value of the finder fee warrants were subsequently revalued to $56,093 at June 30, 2006 using the Black Scholes Merton Model. This change in value was reflected in the company’s consolidated statement of operations for the three and nine month periods ended June 30, 2006.

If the aggregate principal amount owing under the Debentures is converted, the Company will issue 17,125,609 shares, which may be adjusted pursuant to the reset provisions in the Debentures, of its common stock. The Company did, in fact, trigger such reset provision when the Company’s Common Stock was delisted from the NASDAQ on December 8, 2005. The reset provision in the Debentures adjusts the conversion price on the 60th day following the delisting, or on February 6, 2006, to the lower of either the then conversion price or the volume weighted average price of the Company’s Common Stock (“VWAP”) for the 10 trading days preceding such reset. The VWAP for these 10 days was $0.417, and therefore the Debenture conversion price remained at $0.37. The first payment of principal and accrued but unpaid interest was due on April 8, 2006 and since the Debentures were not converted, additional payments will be due on the first of each month thereafter with the final payment due on November 8, 2007. The Company may pay accrued interest in cash or in shares of Company common stock, if during the ten trading days immediately prior to such interest payment the daily VWAP of the Common Stock is equal to or greater than 115% of the conversion price prior to such interest payment. The Company does not currently intend to pay accrued interest with shares of its common stock.

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

The fair value of the conversion option was estimated at the issuance date, November 8, 2005, using the Black-Scholes-Merton option pricing model using the following assumptions:

Stock price of $0.45;

Exercise price of $.138;

Contractual term of 2 years;

Volatility of 96.43%;

Expected yield of 0%; and

Risk-free interest rate of 4.51%.

The Company determined the exercise price per share for the conversion feature by computing the discounted net present value (DNPV) of the debt ($5,000,000 plus interest at 6% over two years, discounted at 18.6%) and dividing the DNPV amount by the total number of shares the debt is convertible into. The 18.6% discount factor is the Company’s estimate of the appropriate rate of return that an investor would expect from a similar debenture not taking into consideration the conversion feature or warrants. As a result, the Company ascribed a value of $4,733,295 to the derivative at the date of issuance. The fair value of the conversion feature was subsequently revalued to $2,527,026 at June 30, 2006 with the change in value reflected in the Company’s consolidated statement of operations for the three month and nine month periods ended June 30, 2006.

The Company ascribed a value at the issuance date, November 8, 2005, of $1,148,648 to the Series A Warrants. The Series A Warrants issued in the financing transaction were free-standing derivatives accounted for under FAS 133. The fair value as of the issuance date ascribed to the Series A Warrants was estimated on the commitment date using the Black-Scholes-Merton pricing model. On February 14, 2006, the holders of the Series A Warrants exercised their rights and the Company issued 6,756,755 shares of common stock for aggregate proceeds of $2.5 million. The warrant liability recorded for the Series A Warrants was revalued before the conversion and then subsequently all were reversed as a result of the exercise. The Company issued new warrants to these same investors at a strike price of $0.315 per share on 6,081,079 shares of the Company’s common stock expiring on July 1, 2007. The fair value of the new warrants were ascribed a fair value of $1,641,891 which was recorded as a credit to warrant liability and were subsequently revalued to $729,730 at June 30, 2006 using the Black Scholes Merton method. This change in value was reflected in the Company’s consolidated statement of operations for the three month and nine month periods ended June 30, 2006.

The Company ascribed a value at the issuance date, November 8, 2005, of $4,155,405 to the Series B Warrants. The Series B Warrants issued in the financing transaction are free-standing derivatives accounted for under FAS 133. The fair value ascribed to the Series B Warrants was estimated on the commitment date using the Black-Scholes-Merton pricing model with the following assumptions:

Stock price of $0.45;

Exercise price of $0.43;

Contractual term of 5.0 years;

Volatility of 145.04%;

Expected yield of 0%; and

Risk-free interest rate of 4.51%.

The Black-Scholes-Merton model resulted in a fair value of $0.41 for the Series B Warrants and therefore a warrant liability in the amount of $4,155,405 was recorded as a credit to ‘warrant liability’ in the Company’s Balance Sheet. The fair value of the Series B Warrants were subsequently revalued to $2,432,432 at June 30, 2006 using the Black-Scholes-Merton model. This change in value was reflected in the Company’s consolidated statement of operations for the three month and nine month periods ended June 30, 2006.

The $5,000,000 face amount of the Debentures was stripped of its conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds method, whereby any remaining proceeds after allocating the proceeds to the Warrants and conversion option would be attributed to the debt. Since the combined fair values of the Warrants and the conversion option at issuance of $10,037,348 was in excess of the total proceeds on the transaction, the debt was recorded at a net zero value. As a result, the Company recorded the amount of the value ascribed to the conversion feature and the Warrants that exceeded proceeds from the financing of $5,000,000 as interest expense in the Company’s consolidated statement of operations for the nine month ended June 30, 2006. This resulted in a charge of $5.037 million to interest expense leaving a net debt discount value of $5 million. The debt discount of $5 million is being accreted and recognized as interest expense from the date of issuance to the stated redemption date using the effective yield method.

The following table reflects the Convertible Debt at June 30, 2006:

Convertible Debt	$4,250,000
Less: Current portion of debt discount	(2,500,000)
Less: Long-term portion of debt discount	(897,260)

$852,740

The debt has the following principal amounts due over the remaining life as follows:

Year ended September 30, 2006	$750,000
Year ended September 30, 2007	$3,000,000
Year ended September 30, 2008	$500,000

The following table summarizes the charges to interest, amortization and other expense, net for the three and nine months ended June 30, 2006:

	For the 3 months ended June 30, 2006	For the 9 months ended June 30, 2006
Excess value from conversion feature and warrants	$—	$5,037,348
Amortization of finders fees	18,792	48,323
Amortization of finders warrants	12,077	30,848
Interest expense on debt	159,480	277,015
Accretion of debt discount	623,288	1,602,740
Interest expense on capital leases and other	85,292	113,873
Taxes	—	800

	$898,928	$7,110,946

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

Liquidated damages penalties are paid in cash and the amount is determined by a formula (in the case of the November 2005 Registration Rights Agreement, 2% of the aggregate purchase price paid by the holder of the securities covered by the Registration Rights Agreement). As of June 30, 2006, the maximum cash penalty that could be payable in the event of a breech of the Registration Rights Agreement from the November 2005 financing is 130% of the outstanding principle amount of the Debentures plus all accrued and unpaid interest would become immediately due and payable.

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

10. Warrant Liability

In conjunction with the issuance of convertible debt, the Company has issued various warrants that have registration rights for the underlying shares. As the contracts must be settled by the delivery of registered shares and the delivery of registered shares is not considered by the Company, pursuant to Emerging Issues Task Force (EITF) 00-19 “Accounting for Exercise Finance Instruments Indexed to, and Potentially Settled in a Company’s Own Stock”, the net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet and the change in fair value from the date of issuance to June 30, 2006 has been included in change in fair value on revaluation of warrant liability.

The following table reflects the number of the warrants outstanding and the warrant liability at June 30, 2006:

	Exercise Price	Expiration Date	# of Warrants Outstanding	Warrant Liability
Series B Warrants	$0.37	5/8/2011	10,135,133	$4,155,405
Finders Fee Warrants	0.37	5/8/2011	233,721	95,826
Warrants from March 2005 Financing	1.25	3/3/2008	433,334	177,667
New Warrants issued February 2006	0.315	7/1/2007	6,081,080	1,641,891
Warrants granted in 1998 (London/Arrillaga)	1.5	2/2/2008	10,000	0
Warrants granted in 2000 (AYSIS Corp.)	12	7/28/2010	6,000	0
Less Change in fair value of warrant liability for:
Series B Warrants				(1,722,973)
Finders Fee Warrants				(39,733)
Warrants from March 2005 Financing				(134,334)
New Warrants issued February 2006				(912,162)

				$3,261,588

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

The Company’s total commitments on its operating and capital leases and inventory purchases as of June 30, 2006, were as follows (in thousands):

Year ending June 30, 2006	Operating Leases	Capital Leases
2006	$313	$94
2007	590	87
2008	51	66

Total minimum lease payments	$954	247

Less: amount representing interest		(79)

Present value of minimum lease payments		168
Less: current portion of capital lease obligations		(103)

Long-term capital lease obligations		$65

Contingencies: From time to time, in the normal course of business, various claims could be made against the Company. At June 30, 2006, there were no pending claims the outcome of which is expected to result in a material adverse effect on the financial position or results of operations of the Company.

12. Guarantees

In November 2002, the FASB issued FIN No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34.” The following is a summary of the Company’s agreements that the Company has determined are within the scope of FIN 45.

The Company provides a limited warranty for up to one year for any defective products. During the quarters ended June 30, 2006 and June 30, 2005, warranty expense was insignificant. The Company no longer caries a reserve for warranty costs.

In March 2004, the Company entered into a Security Agreement to provide collateral for an outstanding standby letter of credit which continued to be in the amount of $0.2 million at June 30, 2006.

Pursuant to its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. To date, the Company has not incurred any costs in connection with these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2006. During the quarter ended December 31, 2004 the Company obtained a new Directors and Officers (“D&O”) Liability Insurance policy. This policy has been renewed for 2005 through December 2006. However, this new D&O policy does not cover the lawsuits described in Note 14 below, although the claims involved in these lawsuits may be covered by the aforementioned indemnification agreements.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, customers, and its sublandlord and (ii) its agreements with investors. Under these provisions the Company has agreed to generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the applicable agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. To date, the Company has not incurred any costs in connection with these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2006.

13. Recent Accounting Pronouncements

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

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” that provides guidance on the accounting for uncertainty in income taxes recognized in financial statements. The interpretation will be adopted by us on January 1, 2007.

We are currently evaluating the impact of adopting FIN 48; however, we do not expect the adoption of this provision to have a material effect on our financial position, results of operations or cash flows.

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

Following on April 11, 2006 hearing, the Court entered an Order and Final Judgment on April 18, 2006 which finally approved the settlement, awarded attorneys’ fees and authorized the reimbursement of expenses and entered judgment dismissing all of the complaints on the merits and with prejudice in favor of the defendants. Approximately $1.8 million has been accrued for this matter.

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

On July 24, 2006, the Company entered into a Stipulation of Settlement of Derivative Claims (the “Derivative Stipulation”). Under the terms of the Derivative Stipulation, the parties agreed that the action will be dismissed in exchange for implementation of certain corporate governance changes and payment of plaintiff’s attorneys’ expenses in an amount not to exceed $6,000.00. Except for this payment, the parties shall bear their own attorney’s fees in connection with the action. The Derivative Stipulation remains subject to the satisfaction of various conditions, including without limitation final approval of the Derivative Stipulation by the Court. According to the Court’s docket, on July 24, 2006, the Court entered an Order and Final Judgment approving the Derivative Stipulation and dismissing the action against all parties.

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

On December 9, 2005, the Company and the individual defendants filed a motion to dismiss the complaint in its entirety which was granted in part and denied in part by the Court on March 7, 2006. In particular, the Court dismissed the claims under Sections 10(b) and 20(a) of the Exchange Act and for unjust enrichment and money had and received with leave to amend within thirty days. Langley did not file an amended complaint seeking to replead the dismissed claims. Trial has been scheduled for January 22, 2007 or on a date to be determined by the Court thereafter. The parties have been engaged in discovery.

[The parties have engaged in settlement discussions and have advised the Court that they are very close to reaching a settlement agreement.]

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

Overview

We design and sell digital amplifiers based on our proprietary Digital Power Processing (DPP®) technology. We currently supply amplifiers for audio electronics applications, as well as amplifiers for DSL applications. We were incorporated in July 1995, began shipping products in the first quarter of 1998 and became a public reporting company in August 2000. We incurred net losses of approximately $10.6 million for the nine months ended June 30, 2006, $10.0 million in fiscal 2005, $11.7 million in fiscal 2004, and $7.2 million in fiscal 2003. We expect to continue to incur net losses in fiscal 2006, and possibly beyond.

The Company will require more cash during 2006 to fund its operations. Specifically, the Company does not currently have sufficient funds to finance its operations through the end of the month of August 2006, and, accordingly, the Company’s future depends on its ability to secure additional sources financing during the month of August 2006. Management believes that such additional cash requirements might be met by obtaining additional financing. However, to date, the Company has no commitment from potential financing sources for such additional financing, and the Company can provide no assurances that such financing will be obtained. However, the Company may not be able to obtain additional funds on terms that would be favorable to its stockholders and the Company, or at all. The Company’s prospects in both the short term and in the long term are dependent upon obtaining sufficient financing as needed to fund current working capital needs and future growth; in the long term, the Company’s prospects also are dependent upon ultimately achieving profitability.

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

Material Weakness of Internal Controls Over Financial Reporting

In connection with the audit of the Company’s consolidated financial statements for the fiscal year ended September 30, 2005, the Company’s independent auditor has identified a number of material weaknesses in our internal controls over financial reporting. Certain of these material weaknesses resulted in adjustments to the Company’s fiscal year 2005 annual consolidated financial statements. If not remediated, such weaknesses could result in material misstatements to the Company’s future annual or interim financial statements that would not be prevented or detected. As a result, we have received an adverse attestation from our independent auditors regarding Sarbanes-Oxley Section 404 compliance. For a further discussion of these material weaknesses, see page 52.

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

Inventories: Inventories are stated at the lower of cost or market. This policy requires us to make estimates regarding the market value of our inventory, including an assessment of excess or obsolete inventory. We determine excess and obsolete inventory based on an estimate of the future demand and estimated selling prices for our products within a specified time horizon, generally 12 months. The estimates we use for expected demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. Actual demand and market conditions may be different from those projected by our management. If our unit demand forecast is less than our current inventory levels and purchase commitments, during the specified time horizon, or if the estimated selling price is less than our inventory value, we will be required to take additional excess inventory charges or write-downs to net realizable value which will decrease our gross margin and net operating results in the future. During the quarter ended March 31, 2002, we recorded a provision for excess inventory of approximately $5 million primarily related to excess inventory for our TA2022 product as a result of a decrease in forecasted sales for this product. In 2004, we increased the inventory reserves by an additional $4.3 million, from $4.9 million to $9.2 million representing 10.4 million units with a net realizable value of $2.6 million, to account for slow moving, excess, and obsolete inventory. The balance of the previously reserved inventory at September 30, 2005 has a net realizable value of $5.2 million and represents 8.7 million units. This translates into a reduction of the reserved for inventory during fiscal 2005 of $4.0 million representing 1.7 million units from the overall balance at September 30, 2004. The balance of the previously reserved inventory at June 30, 2006 has a net realizable value of $3.8 million and represents 7.8 million units. This translates into a reduction of the reserved for inventory during the fiscal third quarter ended June 30, 2006 of $0.1 million representing a minimal change in units from the overall balance at March 31, 2006.

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

SFAS 123R is effective for our fiscal quarter beginning October 1, 2005, and allows for the use of the Modified Prospective Application Method. Under this method, SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption is recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS 123. In addition, companies may use the Modified Retrospective Application Method. This method may be applied to all prior years for which the original SFAS 123 was effective or only to prior interim periods in the year of initial adoption. If the Modified Retrospective Application Method is applied, financial statements for prior periods will be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS 123. We have adopted SFAS 123R in our quarter ended June 30, 2006 using the Modified Prospective Application Method.

Change in Year End: On November 14, 2004, our Board of Directors approved a change in our fiscal year end from December 31 to September 30, effective as of September 30, 2004.

Results of Operations

Three months ended June 30, 2006 and 2005

Revenue. Revenue for the three months ended June 30, 2006 was $2.4 million, a decrease of $0.5 million or 17 percent from revenues of $2.9 million for the three months ended June 30, 2005. The decrease in revenue resulted primarily from sales of the 2024 family with lower ASP’s.

Our top five end customers accounted for 59 percent of revenue in the three months ended June 30, 2006 compared to 51 percent of revenue in the three months ended June 30, 2005. Our primary customers during the three months ended June 30, 2006 were Sharp and Orion, representing 22 percent and 14 percent of revenue respectively. During the three months ended June 30, 2005 our top five end customers accounted for 51% of the revenue. Our primary customers were Sharp, QCI and Beko representing 23 percent, 10 percent and 7 percent of revenue, respectively.

Our revenue from the U.S. increased from $47,000 in the three months ended June 30, 2005 to $186,000 in the quarter ended June 30, 2006. This is primarily due to increased shipments of the DSL products.

Gross Profit. Gross profit for the three months ended June 30, 2006 was $0.06 million or 2 percent, compared with a gross profit of 1.6 million or 54 percent for the three months ended June 30, 2005. The lower gross margin during the three months ended June 30, 2006 was primarily attributable to slow transition of customers from the TAA2024 product to the lower cost version of the TAA2024B and TAA2024C. What resulted was an increase sales volume of the TAA2024 product which has very low margins.

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

During the year ended September 30, 2005, our end-customers experienced significant growth which resulted in sales of previously written down inventory primarily to existing end-customers. In addition, during this period, certain of our customers’ products have experienced growth beyond previously estimated levels. As a result of these trends, a number of our existing end-customers developed new designs and applications which offered the Company an opportunity to sell some of our previously written down inventory. For example, sales of our products for flat panel display television applications have increased as these markets have expanded, reflecting increased consumer demand for flat panel televisions due to the increasingly lower prices of consumer products that are being marketed to the public. The Company was able to address these new opportunities in the growing flat panel display market as new designs and applications became available in the first calendar quarter of 2005 in connection with our end-customers’ consumer product design and component sourcing activity. These options were not known or available at the time the inventory was written down. This additional strategy of addressing our expanding target markets resulted in significant sales during the March 2005, June 2005, September 2005, December 2005 and March 2006 quarters of previously written down inventory. It is not clear to the Company how long the markets for these new design-ins and new applications will be available.

The Company has seen results from executing this strategy and has been able to take advantage of the fast growing flat panel television market as an opportunity to sell some of the previously written down inventory. This has resulted in higher gross margin as the actual value of the inventory at the time of sale has been greater than was anticipated at the time the inventory was written down. For the quarter ended June 30, 2006 the gross margin would have been (2.8) percent instead of the reported gross margin of 2 percent were it not for the favorable impact of $0.1 million as a result of the sale of previously written down inventory which resulted in favorable impact to gross margin of approximately 5 percent. At June 30, 2006 the Company had approximately 6.9 million units still on hand representing a net realizable value of approximately $4.8 million.

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

Research and Development. Research and development expenses for the three months ended June 30, 2006 were $1.8 million, approximately flat from $1.7 million for the three months ended June 30, 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2006 were $1.4 million, a decrease of approximately $2.5 million from $3.9 million for the three months ended June 30, 2005. This decrease in selling, general and administrative expenses was due reductions in legal and accounting expenses which occurred in 2005 and did not reoccur in 2006. The reduction was offset by the charge associated with the implementation of SFAS 123R which had an unfavorable impact of $0.2 million in the three months ended June 30, 2006. Apart from the impact of SFAS 123R, litigation-related costs and/or financing related expenses, we anticipate that our S,G&A expenses will be flat or decrease during the remainder of fiscal 2006.

Change in Fair Value on Revaluation of Warrant and Conversion Feature Liability. The change in fair value on revaluation of warrant liability represents the difference between the fair value of the warrants and conversion feature we issued in connection with our March 3, 2005 private placement on their original issue date and the fair value of those same warrants on June 30, 2006 using Black-Scholes. The change in fair value on revaluation of warrant liability related to the March 2005 transaction was a decrease of the liability of $34,667 for the three months ended June 30, 2006 while there was a decrease in the liability of $213,000 for the three months ended June 30, 2005. We issued additional warrants with conversion features in our November 8, 2005 private placement which are also subject to a revaluation. The change in fair value for the revaluation of the conversion feature to the November 8, 2005 transaction was a decrease of the conversion feature liability of $1.3 million for the three months ended June 30, 2006. We also issued additional warrants on February 14, 2006. The change in fair value for the revaluation of the warrants related to the February 14, 2006 transaction was a reduction of the liability of $0.5 million for the three months ended June 30, 2006. The change in fair value for the revaluation of the warrants related to the Finder Fee warrants transaction was a decrease of the liability of $ 21,035 for the 3 months ended June 30, 2006. The change in fair value for the revaluation of the Series B Warrants related to the November 8, 2005 transaction was a decrease of the liability of $0.9 million for the three months ended June 30, 2006. While there was no change in fair value or revaluation of warrant liability for the three months ended June 30, 2005 since no warrants were issued during that period.

Interest, Amortization and Other Expense, net. Net interest expense for the three months ended June 30, 2006 was $0.9 million, compared with net interest expense of $6,000 for the three months ended June 30, 2005. The changes in interest expense are a result of the recognition of interest paid on the 6% Senior Secured Convertible Debentures issued in November of 2005, recording the conversion feature related to the debt financing, and amortizing the debt discount and related fees.

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

Nine Months Ended June 30, 2006 and 2005

Revenue. Revenue for the Nine Months Ended June 30, 2006 was $9.3 million, an increase of $2.0 million or 27 percent from revenues of $7.3 million for the Nine Months Ended June 30, 2005. The increase in revenue resulted primarily from increased sales of our TA2024 family into the flat panel display television market.

Our top five end customers accounted for 47 percent of revenue in the Nine Months Ended June 30, 2006 compared to 46 percent of revenue in the Nine Months Ended June 30, 2005. Our primary customers during the Nine Months Ended June 30, 2006 were Sharp and Alcatel representing 17 percent, 12 percent respectively. Our primary customers during the Nine Months Ended June 30, 2005 were Sharp and KTS representing 14 percent and 11 percent of revenue, respectively.

Our revenue continued to be strong from Japan as our products are used in the production of products in the fast growing consumer markets of flat panel display TV, DSL and home theater.

Gross Profit. Gross profit for the Nine Months Ended June 30, 2006 was $2.0 million or 22 percent, compared with a gross profit of $3.7 million or 52 percent for the Nine Months Ended June 30, 2005. The lower gross margin achieved during the Nine Months Ended June 30, 2006 was primarily attributable to the sale of 2024 product which is being sold on average below cost

Inventory is reviewed and valued based on a lower of cost or market analysis. The inventory reserve at September 30, 2004 totaled $9.2 million and included approximately $5.0 million related to excess inventory primarily for the Company’s TA2022 product as a result of a decrease in forecasted sales for this product. In September 2004, the Company increased the inventory reserve by an additional $4.3 million from $4.9 million to $9.2 million to account for slow moving, excess, and obsolete inventory. The additional inventory charge related to slow moving and excess inventory for our TA1101B, TA3020, TA2041, TA2022 and leaded TA2024 products, the TK2350, TK2051, TK2150, TK2050 and TK2052 chipsets, and Kauai2BB and U461 die based on a decline in forecasted sales for these parts. At September 30, 2004 the Company had approximately 10.4 million units of inventory which had previously been written down to their net realizable value of approximately $2.6 million. These components and finished goods did not have a market or sales forecast based on customer demand that could support the number of units in inventory at that time.

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

The Company has seen results from executing this strategy and has been able to take advantage of the fast growing flat panel television market as an opportunity to sell some of the previously written down inventory. This has resulted in higher gross margin as the actual value of the inventory at the time of sale has been greater than was anticipated at the time the inventory was written down. For the Nine Months Ended June 30, 2006 the gross margin would have been 11 percent instead of the reported gross margin of 22 percent were it not for the favorable impact of $1.0 million as a result of the sale of previously written down inventory which resulted in favorable impact to gross margin of approximately 11 percent. At June 30, 2006 the Company had approximately 7.8 million units still on hand representing a net realizable value of approximately $4.9 million. The Company expects the favorable impact to its gross margin in the forth quarter of fiscal 2006 ending September 30, 2006 from the sale of previously written down inventory to be in the range of 0 percent to 10 percent, and therefore would expect to report a gross margin in the range of 20 to 30 percent for such period, although the resulting reported gross profit and gross margin may be different depending on the actual sale of previously written down inventory.

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

Research and Development. Research and development expenses for the Nine Months Ended June 30, 2006 were $5.6 million, flat as compared to the $5.6 million for the Nine Months Ended June 30, 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the Nine Months Ended June 30, 2006 were $4.9 million, a decrease of approximately $2.2 million from $7.1 million for the Nine Months Ended June 30, 2005. This decrease in selling, general and administrative expenses was due to primarily to decreased legal and accounting fees from the litigation which occurred in 2005. We anticipate that our S, G&A expenses will continue to be flat or decrease during the remainder of fiscal 2006.

Change in Fair Value on Revaluation of Warrant and Conversion Feature Liability. The change in fair value on revaluation of warrant liability represents the difference between the fair value of the warrants and conversion feature we issued in connection with our March 3, 2005 private placement on their original issue date and the fair value of those same warrants on June 30, 2006 using Black-Scholes. The change in fair value on revaluation of warrant liability related to the March 2005 transaction was a reduction of the liability of $134,000 for the nine months ended June 30, 2006 while there was a decrease in the liability of $464,000 for the nine months ended June 30, 2005. We issued additional warrants with a conversion feature in our November 8, 2005 private placement which are also subject to a revaluation. We also issued additional warrants on February 14, 2006. The change in fair value for the revaluation of the Series B Warrants related to the November 8, 2005 transaction was a reduction of the liability of $1.7 million for the nine months ended June 30, 2006. The change in fair value for the revaluation of the conversion feature to the November 8, 2005 transaction was a reduction of the conversion feature liability of $2.2 million for the nine months ended June 30, 2006. The change in fair value for the revaluation of the warrants related to the February 14, 2006 transaction was a reduction of the liability of $0.9 million for the nine months ended June 30, 2006. The change in fair value for the revaluation of the warrants related to the Finder Fee was a reduction of the liability of $39,733 for the nine months ended June 30, 2006.

Interest, Amortization and Other Expense, net. Net interest expense for the Nine Months Ended June 30, 2006 was $7.1 million, compared with net interest expense of $17,000 for the Nine Months Ended June 30, 2005. The changes in interest expense are a result of the recognition of interest paid on the 6% Senior Secured Convertible Debentures issued in November of 2005, recording the conversion feature related to the debt financing, and amortizing the debt discount and related fees.

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

Liquidity and Capital Resources

Since our inception, we have financed our operations through the private sale of our equity securities, primarily the sale of preferred stock, through our initial public offering on August 1, 2000, through a private placement in January 2002, a financing in August 2004, a private placement in March 2005 and a private placement in November 2005. The January 2002, March 2005 and November 2005 private placements included warrants whereas no warrants were issued in connection with the August 2004 financing. Net proceeds to us as a result of our initial public offering, our 2002 private placement, our 2004 financing, our March 2005 private placement and our November 2005 private placement were approximately $45.4 million, $19.9 million, $5.0 million, $4.4 million and $4.8 million, respectively. In addition we received $5.4 million from the exercise of warrants issued in connection with the 2002 private placement, $0.3 million from the exercise of warrants issued in connection with the March 2005 private placement and $2.5 million from the exercise of the Series A warrants issued in connection with our November 2005 private placement. The Company does not currently have sufficient funds to finance its operations through the end of the month of August 2006, and, accordingly, the Company’s future depends on its ability to secure additional financing during the month of August 2006. To date, the Company has no commitment from potential financing sources for such additional financing, and the Company can provide no assurances that such financing will be obtained.

Net cash used in operating activities decreased to $1.0 million for the quarter ended June 30, 2006 from $2.3 million for the quarter ended June 30, 2005. The decrease was mainly due to a decrease in legal fees payable.

Cash used in investing activities was $10,000 thousand for the quarter ended June 30, 2006 compared to cash used of $27,000 for the quarter ended June 30, 2005.

Cash provided by financing activities was $24,000 for the quarter ended June 30, 2006. Cash provided by financing activities was $250,000 for the quarter ended June 30, 2005.

At June 30, 2006, the Company continued to maintain a standby letter of credit in the amount of $0.2 million as security for our building lease in San Jose, California.

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

The proceeds to the Company were $5.0 million. The Company paid legal expenses and a finders’ fee of $150,750 in commissions and Series B Common Stock Warrants to acquire 233,721 shares of the Company’s common stock in connection with the financing. The Series B Common Stock Warrants issued are exercisable at $0.43 per share. The Company ascribed the value of $77,128 to the finders’ fee warrants which is recorded along with the finders’ fees as deferred financing cost in the balance sheet at June 30, 2006. The fair value ascribed to the finders’ fee Series B Common Stock Warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 4. 51%; contractual life of 5 years; expected volatility of 145.04%; and expected dividend yield of 0%. The Company expects to use the proceeds of the financing to finance on-going operations.

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

Stock price of $0.435;

Exercise price of $0.37;

Contractual term of 0.7 years;

Volatility of 92.04%;

Expected yield of 0%; and

Risk-free interest rate of 4.51%.

In February 2006, we proposed to the holders of the Series A Warrants issued as part of the November 2005 private placement that in exchange for the exercise of the Series A Warrants the Company would provide the holders of the Series A Warrants with a quantity of new warrants equal to 90% of the quantity of the Series A Warrants at a strike price of $0.315 per share expiring on July 1, 2007 and the Company ascribed a fair value of $1,641,891 to the new warrants and subsequently revalued them to $729,730 at June 30, 2006 using the Black-Scholes-Merton model. The holders of the Series A Warrants exercised such Series A Warrants on February 14, 2006 and were issued 6,756,755 shares of the Company’s common stock providing the Company with $2,499,999 in cash. The Company issued new warrants at a strike price of $0.315 per share on 6,081,080 of the Company’s common stock expiring on July 1, 2007. The fair value of the Series A Warrants were subsequently revalued to $1,013,514 before they were exercised using the Black-Scholes-Merton model. This change in value was reflected in the Company’s consolidated statement of operations for the period ended March 31, 2006.

The Company has ascribed a value at the issuance date, November 8, 2005, of $4,155,405 to the Series B Warrants. The Series B Warrants issued in the financing transaction are free-standing derivatives accounted for under FAS 133. The fair value ascribed to the Series B Warrants was estimated on the commitment date using the Black-Scholes-Merton pricing model with the following assumptions:

Stock price of $0.45;

Exercise price of $0.43;

Contractual term of 5.0 years;

Volatility of 145.04%;

Expected yield of 0%; and

Risk-free interest rate of 4.51%.

The Black-Scholes-Merton model resulted in a fair value of $0.41 for the Series B Warrants and therefore a warrant liability in the amount of $4,155,405 was recorded as a credit to ‘warrant liability’ in the Company’s Balance Sheet. The fair value of the Series B Warrants were subsequently revalued to $2,432,432 at June 30, 2006 using the Black-Scholes-Merton model. This change in value was reflected in the Company’s consolidated statement of operations for the three and six month periods ended June 30, 2006.

The $5,000,000 face amount of the Debentures was stripped of its conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds method, whereby any remaining proceeds after allocating the proceeds to the Warrants and conversion option would be attributed to the debt. Since the combined fair values of the Warrants and the conversion option at issuance of $10,037,348 was in excess of the total proceeds on the transaction, the debt was recorded at a net zero value. As a result, the Company recorded the amount of the value ascribed to the conversion feature and the Warrants that exceeded proceeds from the financing of $5,000,000 as interest expense in the Company’s consolidated statement of operations for the three and six month periods ended June 30, 2006. This resulted in a charge of $5.037 million to interest expense leaving a net debt discount value of $5 million. The debt discount of $5 million is being accreted and recognized as interest expense from the date of issuance to the stated redemption date using the effective yield method.

The values ascribed to the Warrants and conversion feature of the Debentures follow the guidance of the EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” EITF 00-19: “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” and ETIF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” of the FASB’s Emerging Issues Task Force. The debt discount from the Warrants and conversion feature of the Debentures is amortized to expense over the life of the Debentures or upon earlier conversion of the Debentures using the effective interest method. As of June 30, 2006, the Company had amortized to expense approximately $2.8 million of the revaluation of the warrant liability, $2.2 million of the conversion feature and approximately $1.6 million in amortization of the debt discount and related fees. The balance due under the Debentures is shown net of the remaining unamortized discount on the accompanying consolidated balance sheet.

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

The Series A Warrants were exercised in their entirety on February 14, 2006.

The Series B Warrants expire on May 8, 2011. The Company may call the Series B Warrants if the Company’s common stock trades at 250% of the Series B Warrant exercise price or above for 10 consecutive trading days after the date that is 10 days following the effectiveness of the registration statement providing for the resale of the shares issued upon the conversion of the Debentures and exercise of the Warrants (December 21, 2005). The Company will receive proceeds of approximately $4,458,607 for the Series B Warrants if all of the Series B Warrants are exercised.

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

Our total commitments on our operating and capital leases and inventory purchases as of June 30, 2006, were as follows (in thousands):

Year ending December 31,	Operating Leases	Capital Leases
2006	313	94
2007	590	87
2008	51	66

Total minimum lease payments	$954	247

Less: amount representing interest		(79)

Present value of minimum lease payments		168
Less: current portion of capital lease obligations		(103)

Long-term capital lease obligations		$65

follows (in thousands):

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

The Company’s independent auditors included a going concern qualification in connection with the issuance of their report of independent auditors in respect of our consolidated financial statements for our fiscal year ending September 30, 2005. The Company has incurred substantial losses and has experienced negative cash flow since inception and has an accumulated deficit of $212.5 million at June 30, 2006. The Company has therefore prepared its consolidated financial statements on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Beginning in August 2001, the Company instituted programs to reduce expenses including reducing headcount from 144 employees at the end of July 2001 to 56 employees at the end of December 2003 and reducing employees’ salaries by 10 percent. In September 2002 the Company relocated its headquarters which reduced rent expense and canceled its D&O policy which reduced insurance expense. These actions resulted in significant cost savings in 2003. The Company reduced its cash used in operating activities from approximately $13 million in 2002 to approximately $4 million in 2003. However, for the nine months ended September 30, 2004, cash used in operating activities increased to $9.1 million and for the year ended September 30, 2005 the Company used $9.8 million in cash. For the three months ended June 30, 2006, the Company had 57 employees and the cash used by the Company in operating activities was $1.0 million. The cash used by the Company in operating activities for the Nine Months Ended June 30, 2006, was $7.3 million.

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

At June 30, 2006, the Company had negative working capital of $5.3 million, including unrestricted cash of $0.7 million.

The Company will continue to require more cash during 2006 to fund its operations. . Specifically, the Company does not currently have sufficient funds to finance its operations through the end of the month of August 2006, and management, accordingly, the Company’s future depends on its ability to secure additional financing during the month of August 2006. Management believes that such additional cash requirements couldmight be met by first obtaining additional financing. However, to date, the Company has no commitment from potential financing sources for such additional financing, and the Company can provide no assurances that such financing will be obtained. However, the Company may not be able to obtain additional funds on terms that would be favorable to its stockholders and the Company, or at all. The Company’s prospects in the number of authorized shares both the short term and in the Company’s Certificate of Incorporation, we will not be able to raise additional capital through equity financings except by effecting a reverse stock split. The Company’s long term prospects are dependent upon obtaining sufficient financing as needed to fund current working capital needs and future growth, and ; in the long term, the Company’s prospects also are dependent upon ultimately on achieving profitability.

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

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” that provides guidance on the accounting for uncertainty in income taxes recognized in financial statements. The interpretation will be adopted by us on January 1, 2007. We are currently evaluating the impact of adopting FIN 48; however, we do not expect the adoption of this provision to have a material effect on our financial position, results of operations or cash flows.

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

We incurred net losses of approximately $10.9 million for the nine months ended June 30, 2006, $10.0 million for the fiscal year ended September 30, 2005, $11.7 million for the nine month transition period ended September 30, 2004, and $7.2 million for the fiscal year ended December 31, 2003. Because we have had losses, we have funded our operating activities to date from the sale of securities, including our most recent financings in November 2005, March 2005, August 2004 and January 2002 as well as from the proceeds from the related exercise of warrants issued in connection with the 2002 financing, proceeds from the exercise of warrants issued in connection with the March 2005 financing and proceeds from the exercise of warrants issued in connection with the November 2005 financing.

We will continue to require more cash during 2006 to fund our operations. Specifically, we do not currently have sufficient funds to finance our operations through the end of the month of August 2006, and, accordingly, our future depends on our ability to secure additional financing during the month of August 2006. Management believes that such additional cash requirements might be met by obtaining additional financing. However, to date, the Company has no commitment from potential financing sources for such additional financing, and the Company can provide no assurances that such financing will be obtained on acceptable terms, or at all. Moreover, additional equity financing, if available, would likely be dilutive to the holders of our equity securities, including our common stock, and debt financing, if available, would likely involve restrictive covenants.

In addition, the terms of the Debentures restrict our ability to complete additional equity or debt financings containing certain terms without the consent of the holders of the Debentures. There can be no assurance that such consents, if required, will be obtained on acceptable terms, if at all.

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

Our current Certificate of Incorporation limits the number of shares of our authorized common stock to 100,000,000. We have issued $5 million and have outstanding $4.25 million in Debentures convertible into common stock at a conversion price of $0.37 per share, Series B Common Stock Purchase Warrants and Finders’ Fee Warrants exercisable at an exercise price of $0.43 per share for 10,368,854 shares of common stock and Common Stock Purchase Warrants exercisable at an exercise price of $0.315 per share for 6,081,079 shares of common stock. Both the outstanding Debentures and the outstanding warrants contain provisions, pursuant to which, under certain contingencies, the conversion or exercise price of such security, as applicable, will be adjusted such that additional shares of our common stock will be issued upon the conversion or exercise of such security. Because of such provisions, we may not have sufficient authorized common stock to engage in subsequent equity financings unless our stockholders approve an increase in the authorized number of shares of common stock of 100,000,000 or we effect a reverse stock split. Either course of action is likely to be dilutive to our existing stockholders and may cause the price of our common stock (on a split adjusted basis) to decline.

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

The 6% Senior Secured Convertible Debentures we issued to institutional investors in our November 2005 private placement contain numerous events of default and covenants. Events of default under the Debentures include:

•	failure to pay principal or any premium on any Debenture when due;

•	failure to pay any interest, late fees or liquidated damages on any Debenture after a period of 3 trading days;

•	failure to perform other covenants under the Debenture that is not cured by the earlier of 5 trading days after notice by holder or 10 trading days after the Company is aware of such default;

•	any default under the other financing documents that is not cured by the earlier of 5 trading days after notice or 10 trading days after the Company is aware of such default;

•	any representation or warranty under the financing documents that is untrue or incorrect in any material respect;

•	certain events of bankruptcy or insolvency of the Company or any of its subsidiaries;

•	any default by the Company or its subsidiaries under any instrument in excess of $150,000 that results in such obligation becoming due and payable prior to maturity;

•	the Company becoming party to a change of control transaction, or disposing of greater than 40 percent of its assets or redeeming more than a de minimus number of outstanding equity securities;

•	failure by the Company to have the resale registration statement (the “Resale Registration Statement”) registering the resale of the Common Stock issuable upon the conversion of the Debentures and the exercise of the Warrants (as defined below) declared effective by the SEC on or prior to April 7, 2006;

•	if, during the effectiveness period of the Resale Registration Statement, the effectiveness of the registration statement lapses for any reason or the holder shall not be permitted to resell registrable securities under such Resale Registration Statement, in either case, for more than 20 consecutive trading days or 30 non-consecutive trading days during any 12 month period, subject to certain limited exceptions;

•	failure to deliver common stock certificates to a holder prior to the third trading day after a Debenture conversion date; or

•	any breach of the Voting Agreement entered into by Dr. Adya S. Tripathi in connection with the November 8, 2005 financing to vote shares of the Company’s common stock owned by him in favor of any required stockholder approval of the financing to the extent required in order to maintain the listing of the Company’s common stock on the Nasdaq Capital Market.

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

At our annual stockholder meeting held on September 30, 2005, our stockholders approved a proposal to effect a reverse stock split of our common stock at an exchange ratio ranging from one-for-two to one-for-six and authorized our board of directors to select the appropriate ratio at its discretion. If the reverse stock split is deemed necessary to be effected by our board of directors and if we issue additional shares of stock beyond the shares contemplated to be issued upon the conversion of the Debentures and the exercise of the warrants issued as part of our November 2005 financing, our proposed reverse stock split would have a dilutive effect upon our existing stockholders. Additionally, the market may react negatively to the proposed reverse stock split and the price of our common stock could decline. Finally, the proposed reverse stock split, if effected by our board of directors, will not, by itself, permit us to comply with the Nasdaq Capital Market’s listing requirements for our common stock. In addition, in the event we reverse split our Common Stock, the conversion price of the Debentures we issued in our November 2005 private placement would be reset on the 60th calendar day following such reverse split to the lower of the current $0.37 conversion price or the average of the volume weighted average price per share of our common stock on the applicable trading market 10 days preceding the reset date.

We have a history of losses and may never achieve or sustain profitability.

As of June 30, 2006, we had an accumulated deficit of $211.7 million. We incurred net losses of approximately $10.0 million for the year ended September 30, 2005, $11.7 million for the nine months ended September 30, 2004 and $7.2 million for the twelve months ended December 31, 2003. We may continue to incur net losses and these losses may be substantial. Furthermore, we may continue to generate significant negative cash flow in the future. We will need to generate substantially higher revenue to achieve and sustain profitability and positive cash flow. Our ability to generate future revenue and achieve profitability will depend on a number of factors, many of which are described throughout this section. If we are unable to achieve or maintain profitability, we will be unable to build a sustainable business. In this event, our share price and the value of your investment would likely decline and we might be unable to continue as a going concern. The Company’s independent auditors have included a going concern qualification in connection with the issuance of their report of independent auditors in respect to our consolidated financial statements for our fiscal year ending September 30, 2005.

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

The trading price of our stock has been and may continue to be highly volatile. For example, during the quarter ended June 30, 2006, our common stock had closing sales prices as low as $0.23 and as high as $0.43 per share. Broad market fluctuations as well as general economic conditions may cause our stock price to decline. We believe that fluctuations of our stock price may continue to be caused by a variety of factors, including:

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

A relatively small number of customers have accounted for most of our revenues to date. Any reduction or delay in sales of our products to one or more of these key customers could seriously reduce our sales volume and revenue and adversely affect our operating results. Our top five end customers accounted for 59 percent and 48 percent of revenue in the three months ended June 30, 2006 and the three months ended June 30, 2005, respectively. Our primary customers during the three months ended June 30, 2006 were Sharp and Orion representing 22 percent and 14 percent respectively. In the June quarter of 2005, our primary customer was Sharp21 percent. We expect that we will continue to rely on the success of our largest customers and on our success in selling our existing and future products to those customers in significant quantities. We cannot be sure that we will retain our largest customers (whether from inside sales or through our distributors) or that we will be able to obtain additional key customers or replace key customers we may lose or who may reduce their purchases.

We currently rely on sales of three products for a significant portion of our revenue, and the failure of these products to be successful in the future could substantially reduce our sales.

We currently rely on sales of our TA2024 digital audio amplifier product family to generate a significant portion of our revenue. Sales of this product family amounted to 52 percent of our revenue for the three months ended June 30, 2006 and 41 percent of our revenue for the three months ended June 30, 2005. We have developed additional products and plan to introduce more products in the future, but there can be no assurance that these products will be commercially successful. Consequently, if our existing products are not successful, our sales could decline substantially.

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

We currently obtain almost all of our manufacturing, assembly and test services from suppliers who are located outside the United States and may further expand our manufacturing activities abroad. Approximately 98 percent and 96 percent of our total revenue for the three months ended June 30, 2006 and for the three months ended June 30, 2005, respectively, were derived from sales to end customers based outside the United States. In addition, we often ship products to our domestic customers’ international manufacturing divisions and subcontractors.

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

Our business depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws to protect our proprietary technologies. We cannot be sure that such measures will provide meaningful protection for our proprietary technologies and processes. As of June 30, 2006, we had 43 issued United States patents, and 10 additional United States patent applications which are pending. In addition, we had 18 international patents issued and an additional 22 international patents pending. We cannot be sure that any patent will issue as a result of these applications or future applications or, if issued, that any claims allowed will be sufficient to protect our technology. In addition, we cannot be sure that any existing or future patents will not be challenged, invalidated or circumvented, or that any right granted thereunder would provide us meaningful protection. The failure of any patents to provide protection to our technology would make it easier for our competitors to offer similar products. In connection with our participation in the development of various industry standards, we may be required to agree to license certain of our patents to other parties, including our competitors that develop products based upon the adopted standards.

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk of loss. Some of the securities that we may acquire in the future may be subject to market risk for changes in interest rates. To mitigate this risk, we plan to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, which may include commercial paper, money market funds, government and non-government debt securities. We manage the sensitivity of our results of operations to these risks by maintaining a conservative portfolio, which is comprised solely of highly-rated, short-term investments. We do not hold or issue derivative, derivative commodity instruments or other financial instruments for trading purposes. Currently we are exposed to minimal market risks. Due to the short-term and liquid nature of our portfolio, if interest rates were to fluctuate by 10 percent from rates at June 30, 2006 and June 30, 2005, our financial position and results of operations would not be materially affected.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2006. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of June 30, 2006, the Company’s disclosure controls and procedures were not effective because of the material weaknesses described below and that the remediation efforts of the Company designed to address these weaknesses have not been in effect for a sufficient amount of time to allow for testing and validation.

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

As previously reported in our Annual Report on Form 10-K for the year ended September 30, 2005, we concluded that as of September 30, 2005, our internal controls over financial reporting were not effective due to:

•	Lack of sufficient personnel and technical accounting and financial reporting expertise within our accounting and finance function.

•	Inadequate controls over the period-end financial reporting process, where our Chief Financial Officer was responsible for preparing or compiling certain critical portions of the quarterly and annual internal financial information and was also responsible for performing a review of this information to monitor the results of operations.

•	Inadequate controls in the area of inventory, where there were certain instances in which standard inventory costing was not applied correctly. In addition, in certain instances one individual had authority for certain activities which should be segregated, such as processing of point-of-sale reports, inventory reports and invoicing. We did not have adequate oversight and review of these personnel to compensate for the inadequate segregation of duties.

•	Inadequate controls in the area of fixed assets, where we did not ensure that our fixed asset policy was strictly enforced, including instances where the detail listing of assets was not comprehensive, the capitalization policy was not followed and the depreciation expense was not calculated correctly. In addition, we did not maintain adequate segregation of duties among members of our fixed asset department. In several instances, we had the same personnel performing duties that were not compatible. Furthermore, we did not have adequate oversight and review of these personnel to compensate for the inadequate segregation of duties.

•	Inadequate controls in the areas of reconciliation of accrued expenses, where there were certain instances in which we failed to reconcile the supporting documentation for accrued expenses to the general ledger control account impacting our ability to ensure all transactions flowing through the accounts are properly reflected in the recorded account balances for accrued expenses.

•	Inadequate controls in the area of payroll/human resources, where our review of payroll reports was not strictly enforced, including our inconsistent tracking of vacation and tracking of new and terminated employees. In addition, we did not maintain adequate segregation of duties among members of our payroll/human resource departments. In several instances, we had the same personnel performing duties that were not compatible. Furthermore, management did not have adequate oversight and review of these personnel to compensate for the inadequate segregation of duties.

•	Inadequate controls in the area of information technology, where we did not maintain effective controls over access to the accounting system and in some cases did not maintain complete documentation regarding these access rights. Specifically, certain of our accounting users with financial, accounting and reporting responsibilities also had inappropriate access to financial application programs and data. Such access was not in compliance with segregation of duties requirements nor was this access independently monitored. In addition, the documentation regarding access privileges of certain individuals to the accounting system was not reflective of actual access privileges. Further, we did not maintain adequate controls in the area of system development.

•	Lack of internal control reports (under SAS 70) from critical external service providers whose processes are significant to the Company’s internal control over financial reporting. We were unable to obtain a proper “Report on Controls Placed in Operation and Test of Operating Effectiveness” (in accordance with Statement of Audit Standards No. 70) from two external service providers and we did not have alternative procedures to test user controls, test controls at service organizations, or request the service organization auditor to perform agreed upon procedures. These include the providers of our payroll service and our stock management provider. The services performed by these service providers were deemed material and significant to our business and accurate financial reporting.

Remediation Actions to Address Internal Control Deficiencies and Changes to Internal Controls

Management believes the actions that we have taken since September 30, 2005 and the actions we expect to implement in fiscal year 2006 will address the material weaknesses in our internal control over financial reporting noted above. There can be no assurance, however, that such actions will fully address these material weaknesses or that other material weaknesses will not develop. Some of these remediation actions are discussed below. As of June 30, 2006 we continue to see weakness in the accounting and financial reporting area.

•	In relation to the material weakness in the area of lack of sufficient personnel and technical accounting and financial reporting expertise within the Company’s accounting and finance function, we are committed to hiring a sufficient number of technically-qualified employees and/or consultants to ensure that all significant accounting issues, both routine and non-routine, are identified, researched and properly handled. As of June 30, 2006, we have made progress in this area by hiring additional employees with technical accounting and financial reporting expertise; recruitment efforts are ongoing to hire additional personnel to achieve our optimal organizational structure within our finance function.

•	In relation to the material weakness in the area of inadequate controls over period-end financial reporting, to remedy this deficiency, we ensure that the internal reporting package is reviewed and signed off by a qualified person other than the preparer. As of June 30, 2006, procedures to achieve this were in place; monitoring has been established to ensure these processes are effective and is ongoing.

•

In relation to the material weakness in the area of inadequate controls in the areas of inventory, fixed assets, accrued expenses, and payroll/human resources, we have reviewed job responsibilities and we are strictly enforcing our policies and controls. We will also review job responsibilities for all accounting personnel and ensure that employees are not expected to take on multiple conflicting duties. Furthermore, we are striving to ensure that our hiring plan is compatible with these defined roles and responsibilities

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

Following a April 11, 2006 hearing, the Court entered an Order and Final Judgment on April 18, 2006 which finally approved the settlement, awarded attorneys’ fees and authorized the reimbursement of expenses and entered judgment dismissing all of the complaints on the merits and with prejudice in favor of the defendants. Approximately $1.8 million has been accrued for this matter.

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

On July 24, 2006, the Company entered into a Stipulation of Settlement of Derivative Claims (the “Derivative Stipulation”). Under the terms of the Derivative Stipulation, the parties agreed that the action will be dismissed in exchange for implementation of certain corporate governance changes and payment of plaintiff’s attorneys’ expenses in an amount not to exceed $6,000.00. Except for this payment, the parties shall bear their own attorney’s fees in connection with the action. The Derivative Stipulation remains subject to the satisfaction of various conditions, including without limitation final approval of the Derivative Stipulation by the Court. According to the Court’s docket, on July 24, 2006, the Court entered an Order and Final Judgment approving the Derivative Stipulation and dismissing the action against all parties.

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

On December 9, 2005, the Company and the individual defendants filed a motion to dismiss the complaint in its entirety which was granted in part and denied in part by the Court on March 7, 2006. In particular, the Court dismissed the claims under Sections 10(b) and 20(a) of the Exchange Act and for unjust enrichment and money had and received with leave to amend within thirty days. Langley did not file an amended complaint seeking to replead the dismissed claims. Trial has been scheduled for January 22, 2007 or on a date to be determined by the Court thereafter. The parties have been engaged in discovery.

The parties have engaged in settlement discussions and have advised the Court that they are very close to reaching a settlement agreement.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.

TRIPATH TECHNOLOGY INC.

Date: August 9, 2006

By:	/s/ Adya S. Tripathi
Dr. Adya S. Tripathi
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.