Form 10KSB
period 2007-09-30
TRIPATH TECHNOLOGY INC
filed 2008-04-25
CIK 1045739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended September 30, 2007

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from             to           .

Commission File No. 000-31081

TRIPATH TECHNOLOGY INC.

(Name of small business issuer in its charter)

Delaware	77-0407364
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

46560 Fremont Blvd., Suite 109 Fremont, CA	94538
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 510-979-0848

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, Par Value $0.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period for which the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.   ☐  Yes    ☒  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB:  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Issuer’s revenues for the fiscal year ending September 30, 2007 were $5,783,000.

The aggregate market value of the voting and non-voting common equity on September 30, 2007 held by non-affiliates of the registrant (based on the average bid and asked price of such stock on such date) was approximately $0.  For purposes of this calculation, we have included 70,164,582 shares of voting stock held by all shareholders other than officers, directors and beneficial owners of 10% or more of voting stock.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

At September 30, 2007, there were 70,164,582 shares outstanding of the issuer’s common stock, the only class of common equity currently outstanding.

Transitional Small Business Disclosure Format (Check one)  Yes ☐ No ☒

PART     I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under “ITEM 1. DESCRIPTION OF BUSINESS—Risk Factors,” below, and elsewhere in this report.  In some cases, you can identify forward looking statements by terms such as “may,” “intend,” “might,” “should,” “could,” “would,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “potential,” or the negative of these terms, and similar expressions which are intended to identify forward-looking statements.  Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  The forward-looking statements in this report are based upon management’s current expectations and beliefs, which management believes are reasonable.

In this report, unless the context indicates otherwise, the terms “Tripath,” “Company,” “we,” “us,” and “our” refer to Tripath Technology Inc., a Delaware corporation.

ITEM 1.                                                     DESCRIPTION OF BUSINESS.

Status of Operations

This Annual Report on Form 10-KSB describes our operations through the year ended September 30, 2007.  We have been a “debtor in possession” since we filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Northern District of California, Case No. 07-50358, on February 8, 2007.  Set forth below is a brief summary of our recent history:

•                                          In our Quarterly Report on Form 10-Q for the fiscal quarter and nine months ended June 30, 2006, we reported that we did not have sufficient funds to finance our operations through the end of the month of August 2006 and that our future depended on our ability to secure additional sources of financing during the month of August 2006.  For a period of time, we approached parties to discuss a sale of all or part of our assets and/or a financing plan for the company.  Based upon negotiations with third parties, we reported that it was highly likely that any sales or financing transaction would require concessions from a number of our significant creditors, a large portion of our existing debt obligations would not be paid in full, and the holders of our common stock would receive no value. Due to the possibility of a shortfall in proceeds to creditors and potential litigation, any potential buyer of the assets would likely require that we conclude such a sale under the protection of the Federal bankruptcy statutes. We also stated that the holders of our 6% convertible debentures held a first priority security interest in all of our assets and any agreement with a potential buyer would require the consent of such debenture holders.

•                                          In our Current Report on 8-K filed on January 2, 2007, we reported that we had not made principal and interest payments on our 6% convertible debentures since September 1, 2006, and that such debenture holders informed us that due to the nonpayment of the required principal and interest payments that the holders can demand immediate payment of all principal and interest amounts due at a 130% default rate with 18% interest since September 1, 2006.  Such a demand would result in an amount due to the holders of approximately $4.7 million as of December 29, 2006. In addition, the debenture holders informed us, that pursuant to the security agreement dated November 5, 2005, that we entered into with such holders, upon an event of default, that they have a right to enter company premises and take possession of the collateral, the right to operate our business using the collateral, and the right to sell the collateral to satisfy our obligations to them.

•                                          On February 8, 2007, we filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Northern District of California, Case No. 07-50358.  As of that date, we had approximately $8 million in debt, with approximately $4.8 million in secured claims and $3.25 million in unsecured claims.

•                                          On March 19, 2007, the bankruptcy court granted our motion to sell substantially all of our assets.  On May 3, 2007, the bankruptcy court conducted an auction that resulted in the high bid of $3.25 million by Cirrus Logic, Inc. for all of our intellectual property.  Cirrus Logic, Inc. also agreed to purchase our office equipment and furnishings for $25,000. The sale to Cirrus Logic, Inc. closed on June 26, 2007.  We had three other lots of assets that did not draw qualifying bids at the auction: inventory, lab equipment and four testers used in the manufacture of our products. At the close of the auction, the bankruptcy court authorized us to solicit further bids for those lots, and to proceed to close sales of those assets, subject to certain guidelines imposed by the bankruptcy court. On June 12, 2007, the lab equipment was sold pursuant to a joint offer from BidItUp Auction & Appraisals and BaySide Test Equipment for a total of $110,000, and on June 22, 2007, the testers were sold to Winbond Electronics Corporation for $340,000. We continue to liquidate our remaining inventory and have generated $491,388 through September 30, 2007.

•                                          On December 20, 2007, the Company and Enable Growth Partners LP filed with the bankruptcy court the “Third Amended Disclosure Statement Accompanying Third Amended Plan of Reorganization dated December 20, 2007 Proposed by Tripath Technology Inc. and Enable Growth Partners LP, for itself and as agent for the Secured Parties” (the “Plan of Reorganization”), which included the proposed merger of Etelos, Incorporated, a Washington corporation (“Etelos”), with and into the Company.

•                                          On February 1, 2008, the bankruptcy court issued an order confirming approval of the Plan of Reorganization, including the merger and the transfer of all of the Company’s existing assets into a separate bankruptcy estate and the discharge of all of the Company’s liabilities.   The overall impact of the confirmed Plan of Reorganization is for the Company to emerge from the bankruptcy proceeding with no assets and no liabilities. As of the effective date of the merger, we are required to issue 5,000,000 shares in the aggregate of our common stock to our secured creditors and 10,000 shares in the aggregate to our unsecured creditors, and all other issued and outstanding securities of and interests in the Company, including our debentures, stock options (including, but not limited to, all stock options granted to our employees), warrants and other shares of common stock will be canceled and extinguished.  In addition, on the effective date of the merger; any instrument evidencing or creating any indebtedness or obligation of the Company, will be canceled and extinguished.

•              On April 22, 2008, we entered into an agreement and plan of merger with Etelos (the “Merger Agreement”) pursuant to which Etelos has merged with and into the Company, at which time the separate corporate existence of Etelos ceased and the Company continued after the merger as the surviving corporation and changed its name to Etelos, Inc.  Under the terms of the Merger Agreement, the shareholders of Etelos will receive common stock of the surviving corporation in exchange for their shares of capital stock of Etelos.  In connection with the Merger, the Company, as the surviving corporation, has succeeded to all of the assets and liabilities of Etelos.  The surviving corporation will conduct the business that was previously conducted by Etelos.

The information in this Annual Report on Form 10-KSB relates to the operations of the Company through September 30, 2007.  It does not address the operations of the surviving corporation following the merger.

History

Until we ceased operations, we were a fabless semiconductor company that focused on developing highly efficient power amplification to the digital media and electronics markets, and developed and owned patented technology called Digital Power Processing (DPP®). DPP® combined modern advances in digital signal processing and power processing, the Company developed a family of highly efficient, switching power amplifiers for the audio market, and its products were used in a wide range of audio and video products, including home stereo and home theater systems, Web-based digital audio systems and gaming systems, audio systems, high-speed networking and wireless communication, the Company also provided technology for speakers in computers and automotive audio systems, as well as digital subscriber line, or DSL, drivers to allow service providers to increase the number, reach and signal speed of subscriber lines without modification to existing infrastructure. The Company claimed approximately 80 issued and pending patents, and at its peak in 2002, had approximately 200 employees in the U.S., a Japanese subsidiary, and offices in Europe.

The Company’s products were technologically advanced and generally ahead of the industry, but the Company overestimated the market and demand for its products failed to develop as quickly as the Company anticipated. The result was an accumulation of unsold inventory that gradually became obsolete as microchip technology progressed.  For the three year period ending September 30, 2005, the Company had net revenues in excess of $32.6 million, but net losses from operations of approximately $30 million. In the first six months of its 2006 fiscal year. The Company lost an additional $9.25 million. In mid-2006, the Company began to cut expenses, reduced its payroll and made other efforts to cut its losses and become profitable, but to no avail. During the month of August, 2006, the Company experienced a 100% turnover in its accounting department, including the chief financial officer and the controller, further contributing to its financial instability. Beginning in late August, the Company contracted with a temporary employment agency for the services of an interim chief financial officer and for an accounting supervisor, to assist the interim CFO. In the fall and early winter of 2006, management considered several offers to purchase the company, but none of those discussions came to fruition.

On February 8, 2007, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Northern District of California.  The interim CFO, later appointed the Designated Responsible Person in the bankruptcy proceeding, continues to wind up the Company’s business affairs in the bankruptcy proceeding.

We were incorporated in California in July 1995, and reincorporated in Delaware in July 2000. We became a public reporting company in August 2000. On November 14, 2004, we changed our fiscal year-end from December 31 to September 30, effective as of September 30, 2004.

Markets and Products

Until we ceased operations, we designed and sold digital amplifiers for three primary markets: (i) consumer and PC convergence, (ii) DSL, and (iii) wireless.  Within the consumer and PC convergence market, we targeted the home-theater, television, professional and automotive audio market segments. Within the DSL market, we offered single and dual channel line driver products. Within the wireless market, we had a research and development program aimed at developing a family of amplifier products for use in wireless handsets, also known as Radio Frequency, or RF, Power Amplifiers.

Research and Development

Until we ceased operations, our research and development efforts were focused on developing products based on our DPP® technology for high growth markets, such as the consumer audio, DSL, and wireless communications markets.

Sales and Marketing

Until we ceased operations, our sales and marketing objective was to target existing and potential customers who were industry leaders in the consumer electronics, DSL communications, and wireless communications markets.  Our sales and marketing effort was primarily focused on market segments, divided among integrated audio products and module-based driver products, and separately divided among the flat panel TV, home theater, gaming, professional, and automotive audio.  We relied on our direct sales force and distributors to sell our products in our target markets.

Until we ceased operations, our sales headquarters was located in San Jose, California. In addition, we marketed and sold our products through our regional offices located in Japan and Hong Kong, as well as through independent distributors in Asia, Europe and the United States.

Customers

Until we ceased operations, we marketed and sold our products and services in the United States and Canada.  Our customers included primarily school districts, law enforcement, and air quality management districts.

Competition

We competed with a number of larger companies in the consumer audio amplifier market. While we believed that our technology offered distinct advantages over the analog approach, a small percentage of the market had converted to digital audio amplifiers.  The primary analog amplifier competitors in our market were National Semiconductor, Philips Electronics, ST Microelectronics and Texas Instruments.  Philips, ST Microelectronics and Texas Instruments were also our major competitors in the digital audio amplifier market. Several other smaller companies also offered digital amplifier products including: D2, Ice Power and Wolfson Microelectronics plc. In addition, a number of companies, such as Cirrus Logic Inc., had announced their intention to enter this market.

In the DSL line driver market, our principal competitors were Analog Devices, Inc., Intersil Corporation, Linear Technology Corporation and Texas Instruments Incorporated.  This was a new market for us in which many of our competitors had longer operating histories.

Research and Development

Research and development expenses include payroll, employee benefit, and other headcount-related costs associated with product development.  Such expenses were $826,000 and $6,649,000 during 2007 and 2006, respectively.

Employees

As of September 30, 2007, we had no employees.

Intellectual Property

We relied primarily on a combination of patent, copyright, trademark, trade secret and other intellectual property laws, nondisclosure agreements and other protective measures to protect our proprietary technologies and processes. In a bankruptcy court conducted auction, we sold all of our intellectual property for $3.25 million to Cirrus Logic, Inc.  See “—Status of Operations,” above.

RISK FACTORS

This report includes forward-looking statements about our business and results of operations that are subject to risks and uncertainties.  See “SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS,” above.  Factors that could cause or contribute to such differences include those discussed below.  In addition to the risk factors discussed below, we are also subject to additional risks and uncertainties not presently known to us or that we currently deem immaterial.  If any of these known or unknown risks or uncertainties actually occur, our business could be harmed substantially.

We filed for reorganization under Chapter 11 of the Bankruptcy Code on February 8, 2007, and are subject to the risks and uncertainties associated with Chapter 11 proceedings.

For the duration of our Chapter 11 proceedings, our operations, including our ability to execute our business plan, are subject to the risks and uncertainties associated with bankruptcy. Risks and uncertainties associated with our Chapter 11 proceedings include our ability to consummate our proposed Plan of Reorganization.  These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with our Chapter 11 proceedings could adversely affect our future revenues and the future relationship with our customers, as well as with vendors and employees, which in turn could adversely affect our operations and financial condition. Because of the risks and uncertainties associated with our Chapter 11 proceedings, the ultimate impact that events that occur during these proceedings will have on our business, financial condition and results of operations cannot be accurately predicted or quantified.

Under the terms of the Plan of Reorganization, upon consummation of the merger contemplated by the Merger Agreement and the effectiveness of the Plan of Reorganization, all of our existing outstanding common stock, warrants, and options will be cancelled without consideration.

The Plan of Reorganization provides that it will become effective upon the consummation of our merger with Etelos under the terms of the Merger Agreement.  Under the Plan of Reorganization, certain administrative expenses will be paid in cash and our creditors will be entitled to receive shares of common stock issued by the surviving corporation in connection with the merger.  Under the terms of the Merger Agreement, each outstanding share of our common stock, and any outstanding option or warrant to purchase our common stock will be cancelled and of no further force or effect.  The Plan of Reorganization does not provide for the payment of any value to holders of our outstanding common stock.

ITEM 2.                                                     DESCRIPTION OF PROPERTY.

At September 30, 2007, we leased office space at 46560 Fremont Blvd., Suite 109, Fremont, California 94538.

ITEM 3.                                                     LEGAL PROCEEDINGS

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

Bankruptcy Proceeding

On February 8, 2007, we filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Northern District of California, Case No. 07-50358.  On December 20, 2007, the Company and Enable Growth Partners LP filed with the bankruptcy court the Plan of Reorganization, which included the proposed merger of Etelos with and into the Company.  On February 1, 2008, the bankruptcy court issued an order confirming approval of the Plan of Reorganization, including the merger and the transfer of all of the Company’s existing assets into a separate bankruptcy estate and the discharge of all of the Company’s liabilities.  See “ITEM 1—Description of Business.”

ITEM 4.                                                     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter ended September 30, 2007.

PART II

ITEM 5.                                                     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock was de-listed from the OTC Bulletin Board and has been trading on the “Pink Sheets.” We intend to list our common stock on the OTC Bulletin Board, but we cannot assure that we will be able to do so.  SEE “ITEM—Risk Factors.”

Until our common stock was de-listed, it was quoted on the OTC Bulletin Board under the symbol “TRPH.”  The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities.  The OTC Bulletin Board securities are traded by a community of market makers that enter quotes and trade reports.  This market is extremely limited and any prices quoted may not be a reliable indication of the value of our common stock.

The following table sets forth the high and low bid prices per share of our common stock by the OTC Bulletin Board for the periods indicated as reported on the OTC Bulletin Board:

	High	Low
Year Ended September 30, 2007
Fourth Quarter	$.01	$.01
Third Quarter	$.01	$.01
Second Quarter	$.01	$.01
First Quarter	$.18	$.05
Year Ended September 30, 2006
Fourth Quarter	$0.30	$0.07
Third Quarter	$0.42	$0.30
Second Quarter	$0.51	$0.36
First Quarter	$0.68	$0.26

The quotes represent inter-dealer prices, without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.  The trading volume of our securities fluctuates and may be limited during certain periods.  As a result of these volume fluctuations, the liquidity of an investment in our securities may be adversely affected.

Holders

As of September 30, 2007, there were 70,164,582 shares of our common stock outstanding, held by approximately 145 holders of record.

Dividends

We have never paid a dividend on our common stock.  We do not anticipate that we will pay cash dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The table below sets forth information as of September 30, 2007, with respect to compensation plans under which our common stock is authorized for issuance.  The figures related to equity compensation plans approved by security holders relate to options granted under our 1999 plan and our 2007 Plan.  As of the effective date of the merger, all securities issued under these equity compensation plans were cancelled and extinguished in accordance with our Plan of Reorganization.  See “ITEM 1—Description of Business.”

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
Equity compensation plans approved by security holders	• NONE	$0 •	0 •
Equity compensation plans not approved by security holders	• NONE	$0 •	0 •
Total	• NONE	$0 •	0 •

ITEM 6.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operation summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flow during the two-year period ended September 30, 2007.  This discussion and analysis should be read with the consolidated financial statements and financial statement footnotes included in this report.

For approximately eight of the 12 months ended September 30, 2007, we were a “debtor in possession” as a result of the filing on February 8, 2007, of a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Northern District of California.  Subsequent to the year end period covered by this report, on December 20, 2007, the Company and Enable Growth Partners LP filed with the bankruptcy court the Plan of Reorganization, which included the proposed merger of Etelos with and into the Company.  On February 1, 2008, the bankruptcy court issued an order confirming approval of the Plan of Reorganization, including the merger and the transfer of all of the Company’s existing assets into a separate bankruptcy estate and the discharge of all of the Company’s liabilities.

Effective April 22, 2008, we entered into the Merger Agreement pursuant to which Etelos was merged with and into the Company, at which time the separate corporate existence of Etelos ceased and the Company continued after the merger as the surviving corporation and changed its name to Etelos, Inc.  The surviving corporation will conduct the business that was previously conducted by Etelos.  See “ITEM 1—Description of Business.”

Accordingly, this Management’s Discussion and Analysis of Financial Condition and Results of Operation will not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements due to many factors, including but not limited to those set forth under “Risk Factors,” below and “SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS,” above.

Business

Until we ceased operations, we designed and sold digital amplifiers based on our proprietary Digital Power Processing (DPP®) technology.  We were incorporated in July 1995, began shipping products in the first quarter of 1998 and became a public reporting company in August 2000.

We sold our products to original equipment manufacturers and distributors. We recognized revenue from product sales upon shipment to original equipment manufacturers, net of sales returns and allowances. Our sales to distributors were made under arrangements allowing for returns or credits under certain circumstances and we deferred recognition on sales to distributors until products were resold by the distributor to the end user. All of our sales were made in United States, or U.S., dollars.

As a “fabless” semiconductor company, we contracted with third party semiconductor fabricators to manufacture the silicon wafers based on our integrated circuit, or IC, designs. We also contracted with third party assembly and test houses to assemble and package our die and conduct final product testing.

Cost of revenue included the cost of purchasing finished silicon wafers and the cost of die manufactured by independent foundries, costs associated with assembly and final product testing, as well as salaries and overhead costs associated with employees engaged in activities related to manufacturing. Research and development expense consisted primarily of salaries and related overhead costs associated with employees engaged in research, design and development activities, as well as the cost of wafers and other materials and related services used in the development process. Selling, general and administrative expense consisted primarily of employee compensation and related overhead expenses and advertising and marketing expenses.

Stock-based compensation expense related both to stock-based employee and consultant compensation arrangements. Employee-related stock-based compensation expense was based on the difference between the estimated fair value of our common stock on the date of grant and the exercise price of options to purchase that stock and was recognized on an accelerated basis over the vesting periods of the related options, usually four years, or in the case of fully vested options, in the period of grant.

Material Weakness of Internal Controls Over Financial Reporting

In connection with the audit of the Company’s consolidated financial statements for the fiscal year ended September 30, 2005, the Company’s independent auditor identified a number of material weaknesses in our internal controls over financial reporting. Certain of these material weaknesses resulted in adjustments to the Company’s fiscal year 2005 annual consolidated financial statements. If not remediated, such weaknesses could result in material misstatements to the Company’s future annual or interim financial statements that would not be prevented or detected. As a result, we have received an adverse attestation from our independent auditors regarding Sarbanes-Oxley Section 404 compliance, as of September 30, 2005, our last independent audit or attestation on this matter.

Critical Accounting Policies

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America.  As such, management is required to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  The significant accounting policies which are most critical to aid in fully understanding and evaluating reported financial results include the following:

Use of Estimates: Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to product returns, warranty obligations, bad debts, inventory direct costing and valuation, accruals, valuation of stock options and warrants, income taxes (including the valuation allowance for deferred taxes), and restructuring costs. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from the other sources. Actual results may materially differ from these estimates under different assumptions or conditions. Material differences may occur in our results of operations for any period if we made different judgments or utilized different estimates.

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

Allowance for Doubtful Accounts: We provide an allowance for doubtful accounts to ensure trade receivables are not overstated due to un-collectibility. The collectibility of our receivables is evaluated based on a variety of factors, including the length of time receivables are past due, indication of the customer’s willingness to pay, significant one-time events, and historical experience. An additional reserve for individual accounts is recorded when we become aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or substantial deterioration in the customer’s operating results or financial position. If circumstances related to our customers change, estimates of the recoverability of receivables would be further adjusted.

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

Stock-Based Compensation: On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of APB 25 to stock compensation awards issued to employees. Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). On April 14, 2005, the SEC announced the adoption of a rule that defers the required effective date of SFAS 123R. The SEC rule provides that SFAS 123R is now effective for registrants as of the beginning of the first fiscal year beginning after June 15, 2005.

SFAS 123R is effective for our fiscal quarter beginning October 1, 2005, and allows for the use of the Modified Prospective Application Method. Under this method, SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption is recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS 123. In addition, companies may use the Modified Retrospective Application Method. This method may be applied to all prior years for which the original SFAS 123 was effective or only to prior interim periods in the year of initial adoption. If the Modified Retrospective Application Method is applied, financial statements for prior periods will be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS 123. We have adopted SFAS 123R in our quarter ended June 30, 2006, using the Modified Prospective Application Method.

Change in Year End: On November 14, 2004, our Board of Directors approved a change in our fiscal year end from December 31 to September 30, effective as of September 30, 2004.

Results of Operations

Year ended September 30, 2007, Compared with Year ended September 30, 2006

Revenues

Revenues were $5,783,000 and $12,305,000 for fiscal 2007 and 2006, respectively.  Revenues decreased by $6,522,000 or 53% in fiscal 2007 compared to fiscal 2006.  We substantially discontinued our operations following our filing for voluntary bankruptcy on February 8, 2007.

Gross Profit

Gross profit for fiscal year 2007 was $1,578,000 or 27%, compared with a gross profit of $1,180,000 or 10% for fiscal year 2006.

Research and Development

Research and development expenses were $826,000 and $6,649,000 for fiscal year 2007 and 2006, respectively.

Selling, General and Administrative

Selling, general and administrative expenses were $2,205,000 and $5,822,000 for fiscal year 2007 and 2006, respectively.  Stated as a percentage of revenue, selling, general and administrative expense for fiscal year 2007 and 2006 were 38% and 47%, respectively.

Change in Fair Value on Revaluation of Warrant and Conversion Feature Liability.

We had a $207,000 change in the fair value on revaluation of warrant and conversion liability for the year ended September 30, 2007, compared to $10,163,000 for the year ended September 30, 2006.  The warrant and conversion feature liability represents the difference between the fair value of the warrants and conversion feature we issued in connection with our March 3, 2005 private placement on their original issue date and the fair value of those same warrants on September 30, 2007, using Black-Scholes.

Other Income and Expense.

We had a gain on the sale of assets of $3,250,000 in connection with the sale of our intellectual property assets to Cirrus Logic, Inc. and gains of $123,000 on sales of other assets lots for the year ended September 30, 2007.  We did not have any similar gain in the prior fiscal year.  We had net interest expense of $153,000 for the fiscal year ended September 30, 2007, as compared to a net interest expense of $5,809,000 in fiscal 2006.  We amortized $630,000 of debt discount for the fiscal year ending September 30, 2007, as compared to $5,809,000 in fiscal 2006.

Income Taxes.

We have incurred only a minimal amount of statutory income tax expense to date. We have recorded a full valuation allowance against our deferred tax assets. Deferred tax assets will be recognized in future periods only as any taxable income is realized and consistent profits are reported. Deferred tax assets related to items effecting equity will be charged to equity when realized

Liquidity and Capital Resources

On September 30, 2007, we had $410,000 in cash and net inventories totaled $110,000.  Our working capital deficit at September 30, 2007, was $2,265,000.  In connection with the Plan of Reorganization, Etelos has agreed to pay $100,000 in connection with the transactions contemplated by the Merger Agreement and cause the surviving corporation to issue an aggregate of 5,000,000 shares of its common stock to our secured and unsecured creditors.  We have no other sources of capital available to us.  We intend to use the remaining cash, together with the additional cash and common stock received under the Merger Agreement to pay certain of our expenses and claims under the terms of the Plan of Reorganization.  In connection with the Plan of Reorganization all of our outstanding liabilities will be discharged.

Off-Balance Sheet Arrangements

As of the year ended September 30, 2007, we did not have any off-balance sheet arrangements.

ITEM 7.                  FINANCIAL STATEMENTS

See “Index to Financial Statements” on at the end of this report.

ITEM 8.                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported in our Report on Form 8-K filed with the SEC on May 18, 2007, on March 2, 2007, Stonefield Josephson, Inc. (“Stonefield”), our independent registered public accounting firm ceased its relationship with us as a result of our failure to pay Stonefield’s outstanding invoices.

The audit reports of Stonefield on our consolidated financial statements as of September 30, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended September 30, 2005, the nine month period ended September 30, 2004 and the year ended December 31, 2003, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.  September 30, 2005, had a going concern opinion.  In addition, the Company received an adverse opinion from its auditors regarding controls and procedures under SOX 404.

During the two most recent fiscal years ended September 30, 2006 and 2005 and from October 1, 2006, to the date of Stonefield’s cessation of its relationship with us, there were no disagreements with Stonefield on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to Stonefield’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its reports. During the same period, there have been no reportable events, as that term is described in Item 304(a)(1)(iv) of Regulation S-K.

In connection with the Plan of Reorganization, we reengaged Stonefield as our independent auditors effective in February 2008.

ITEM 8A.  CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed to ensure (i) that information required to be disclose in the reports an issuer files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) that information required to be disclose in the reports an issuer files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

On February 8, 2007, we filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Northern District of California, Case No. 07-50358.  Since that date we have not had any operations or employees.  As such, we do not maintain disclosure controls and procedures designed to ensure that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9.                                                 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Current Directors and Executive Officers

As of September 30, 2007, we had no directors or executive officers. Dr. Adya Tripathi, who served as our chairman and chief executive officer since our inception in 1995, resigned shortly after we filed our voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Northern District of California on February 8, 2007. Since that time Mr. Gary Sawka has served as the Designated Responsible Individual for Debtor in Possession.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial owners of more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and our other equity securities. Directors, executive officers and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such reports that were furnished to us, we believe that all reporting requirements under Section 16(a) for the fiscal year ended September 30, 2007, were met in a timely manner by our directors, executive officers and greater than 10% beneficial owners.

Code of Ethics

The Company adopted a Code of Business Conduct and Ethics (the “Code”). The Code satisfies SEC rules for a “code of ethics” required by Section 406 of the Sarbanes-Oxley Act of 2002, as well as the NASDAQ listing standards requirement for a “code of conduct.”

Audit Committee

We do not currently have an audit committee or “audit committee financial expert.”

ITEM 10.                                              EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid to our named executive officers during the fiscal year ended September 30, 2007. For purposes of this report, our named executive officers include all individuals serving as our principal executive officer or acting in a similar capacity during the last completed fiscal year, regardless of compensation level; and our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at the end of the last completed fiscal year; and up to two additional individuals for whom disclosure would have been provided pursuant to the preceding clause but for the fact that the individual was not serving as our executive officer at the end of the last completed fiscal year. Throughout this report, the individuals included in the Summary Compensation Table set forth below, are referred to as the named executive officers.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Dr. Adya Tripathi, Chief Executive Officer (1)	2007	81,000	0.00	0.00	81,000

(1) Dr. Tripathi resigned shortly after we filed our voluntary petition for relief under Chapter 11 of the Bankruptcy Code on February 8, 2007.

ITEM 11.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of September 30, 2007, we had 70,164,582 shares of common stock issued and outstanding. The following table sets forth, as of September 30, 2007, information regarding the beneficial ownership of our common stock with respect to (i) our named executive officers and directors; (ii) by our named executive officers and directors as a group; and (iii) all persons which we, pursuant to filings with the SEC and our stock transfer record by each person or group, know to own more than 5% of the outstanding shares of our common stock. Under the rules of the SEC, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as warrants or options to purchase shares of our common stock. Unless otherwise noted, each person has sole voting and investment power over the shares indicated below, subject to applicable community property law.

Name and Address of Beneficial Owner*	Amount and Nature of Beneficial Ownership	Percentage of Class Beneficially Owned
Officers and Directors
Adya S. Tripathi (1)	12,937,499	20.11%
All current directors and executive officers as a group (1 person)
5% Stockholders (see also Dr. Adya S. Tripathi above)
Enable Capital Management, LLC (2)	12,480,902	17.15%
Gryphon Master Fund, L.P. (3)	7,362,162	10.70%
GSSF Master Fund, L.P. (3)	3,681,081	5.59%
Bushido Capital Master Fund, LP (4)	7,362,162	10.70%
Gamma Opportunity Capital Partners, LP (5)	3,681,076	5.59%

*

Each stockholder may be contacted at our corporate offices unless otherwise indicated in the footnotes below. The address of our corporate offices is 46560 Fremont Blvd., Suite 109, Fremont, California 94538.

(1)	Dr. Tripathi resigned as our director and chief executive officer shortly after we filed our voluntary petition for relief under Chapter 11 of the Bankruptcy Code on February 8, 2007.
(2)	This stockholders address is One Ferry Building, Suite 255, San Francisco, CA 94111
(3)	This stockholders address is 100 Crescent Court, #490, Dallas, TX. 75201
(4)	This stockholders address is c/o Bushido Capital Partners, Ltd., 275 Seventh Avenue, Suite 2000, New York, NY 10001
(5)	This stockholders address is 1967 Longwood – Lake Mary Rd., Longwood, FL 32750

Note that under the terms of our Plan of Reorganization, all of our outstanding securities, including those set forth in the table above, will be cancelled and extinguished. Following the effective time of the merger with Etelos, we will have 22,700,634 shares of common stock outstanding, 5,010,000 shares of which in the aggregate are being issued to our secured and unsecured creditors and 17,690,634 shares of which are being issued to the former stockholders of Etelos in connection with the merger.

ITEM 12.                                           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE

Related Transactions

Since October 1, 2005, there has not been nor is there currently proposed any transaction or series of similar transactions to which the Company was or is to be a party in which the amount involved exceeds $120,000 and in which any director, executive officer, holder of more than 5% of our common stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest

Parent Companies

We do not have a parent company.

Director Independence

We currently do not have any directors.

ITEM 13.                                           EXHIBITS

Exhibit No.	Description
4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 of Tripath’s registration statement on Form S-1, registration number 333-35028, as amended)
4.2	Form of Common Stock Purchase Warrant, dated March 2, 1998 (incorporated by reference to Exhibit 4.2 of Tripath’s registration statement on Form S-1, registration number 333-123551, as amended)
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
4.5

Registration Rights Agreement, dated January 24, 2002, by and among Tripath Technology Inc. and Certain Stockholders of Tripath Technology Inc. (incorporated by reference to Exhibit 4.1 of Tripath’s current report on Form 8-K filed on January 30, 2002)

4.6

Registration Rights Agreement, dated March 3, 2005, by and among Tripath Technology Inc. and Certain Stockholders of Tripath Technology Inc. (incorporated by reference to Exhibit 4.6 of Tripath’s registration statement on Form S-1, registration number 333-123551, as amended)

4.7

Form of Common Stock Purchase Warrant issued in connection with Securities Purchase Agreement, dated March 3, 2005, by and among Tripath Technology Inc. and Certain Stockholders of Tripath Technology Inc. (incorporated by reference to Exhibit 4.7 of Tripath’s registration statement on Form S-1, registration number 333-123551, as amended)

4.8

Form of 6% Senior Secured Convertible Debenture, dated November 8, 2005, issued in connection with Securities Purchase Agreement dated November 8, 2005, by and among Tripath Technology Inc. and Certain Stockholders of Tripath Technology Inc (incorporated by reference to Exhibit 4.1 of Tripath’s current report on Form 8-K filed on November 9, 2005)

4.9

Form of Series A/Series B Common Stock Purchase Warrant, dated November 8, 2005, issued in connection with Securities Purchase Agreement dated November 8, 2005, by and among Tripath Technology Inc. and Certain Stockholders of Tripath Technology Inc (incorporated by reference to Exhibit 4.2 of Tripath’s current report on Form 8-K filed on November 9, 2005)

4.10

Registration Rights Agreement, dated November 8, 2005, by and among Tripath Technology Inc. and Certain Stockholders of Tripath Technology Inc. (incorporated by reference to Exhibit 4.3 of Tripath’s current report on Form 8-K filed on November 9, 2005)

4.11

Form of Common Stock Purchase Warrant, dated February 14, 2006, issued in connection with the Warrant Issuance Agreement dated February 14, 2006, by and among Tripath Technology Inc. and the Purchasers named therein (incorporated by reference to Exhibit 4.11 of Tripath’s registration statement on Form S-1, registration number 333-132125)

9.1	Voting Agreement dated November 8, 2005 by Dr. Adya S. Tripath (incorporated by reference to Exhibit 9.1 of Tripath’s current report on Form 8-K filed on November 9, 2005)
10.1

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

10.3	1995 Stock Plan and form of option agreement (incorporated by reference to Exhibit 4.8 of Tripath’s registration statement on Form S-8, registration number 333-108178)
10.4	2000 Stock Plan and form of option agreement (incorporated by reference to Exhibit 10.1 of Tripath’s current report on Form 8-K, dated February 24, 2006, and filed with the SEC on February 28, 2006.)
10.5	2000 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.2 of Tripath’s current report on Form 8-K, dated February 24, 2006, and filed with the SEC on February 28, 2006.)
10.6

Form of Restricted Stock Purchase Agreement between Tripath Technology Inc. and an Executive Officer. (incorporated by reference to Exhibit 10.6 of Tripath’s annual report on Form 10-K for the year ended December 31, 2003)

10.7

Sublease Agreement, dated July 18, 2002, between Nortel Networks, Inc. and Tripath Technology Inc. (incorporated by reference to Exhibit 10.11 of Tripath’s quarterly report on Form 10-Q for the quarter ended September 30, 2002)

10.8

Distributor Agreement, dated July 1, 1998, between Uniquest Corporation and Tripath Technology Inc. (incorporated by reference to Exhibit 10.8 of Tripath’s annual report on Form 10-K filed on March 9, 2004)

10.9

Distributor Agreement, dated February 3, 1999, between Macnica, Inc and Tripath Technology Inc. (incorporated by reference to Exhibit 10.9 of Tripath’s annual report on Form 10-K filed on March 9, 2004)

10.10

Security Agreement dated March 8, 2004, between Tripath Technology Inc. and Union Bank of California, N.A. (incorporated by reference to Exhibit 10.1 of Tripath’s quarterly report on Form 10-Q filed on May 21, 2004)

10.11

Form of Stock Purchase Agreement dated August 1, 2004, between Tripath Technology Inc. and certain investors of Tripath Technology Inc. (incorporated by reference to Exhibit 10.11 of Tripath’s Transition Report on Form 10-K/T for transition period ended September 30, 2004)

10.12

Securities Purchase Agreement, dated March 3, 2005, by and among Tripath Technology Inc. and Certain Stockholders of Tripath Technology Inc. (incorporated by reference to Exhibit 10.12 of Tripath’s registration statement on Form S-1, registration number 333-123551, as amended)

10.13

Severance Agreement and Release, dated March 2, 2005, between Tripath Technology Inc. and Clarke Seniff (incorporated by reference to Exhibit 10.1 of Tripath’s current report on Form 8-K filed on March 7, 2005)

10.14

Securities Purchase Agreement dated November 8, 2005, by and among Tripath Technology Inc. and Certain Stockholders of Tripath Technology Inc. (incorporated by reference to Exhibit 10.1 of Tripath’s current report on Form 8-K filed on November 9, 2005)

10.15

Security Agreement dated November 8, 2005, by and among Tripath Technology Inc. and the Purchasers named in the Securities Purchase Agreement dated November 8, 2005 (incorporated by reference to Exhibit 10.2 of Tripath’s current report on Form 8-K filed on November 9, 2005)

10.16

Warrant issuance Agreement dated February 14, 2006, by and among Tripath Technology Inc. and the Purchasers named therein (incorporated by reference to Exhibit 10.16 of Tripath’s registration statement on Form S-1, registration number 333-132125)

11**	Statement Re: Computation of Earnings Per Share
21	List of subsidiaries of Tripath Technology Inc. (incorporated by reference to Exhibit 21.1 of Tripath’s Transition Report on Form 10-K/T for transition period ended September 30, 2004)
24.1	Power of Attorney (contained in the signature page of this report)
31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act by Chief Executive Officer
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act by Chief Financial Officer
32.1*	Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer
32.2*	Certification pursuant to 18 U.S.C. §1350 by Chief Financial Officer

# Management contract or compensatory plan or arrangement
* Filed as an exhibit to this report
** Included within the financial statements filed in this report

ITEM 14.                                              PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed by Stonefield Josephson, Inc. for the following services during the fiscal years ended September 30, 2007 and September 30, 2006:

	Year ended September 30,
Description of Services	2007	2006
Audit Fees (1)	$0	$239,343
Tax Fees (2)	0	19,905
All Other Fees	0	0
Total	$0	$259,248

(1) Represents the aggregate fees billed for professional services rendered for the audit of our years ended September 30, 2007, and September 30, 2006, and for the review of the financial statements included in our annual, transition and quarterly reports during such periods.

(2) Represents the aggregate fees billed for the years ended September 30, 2007, and September 30, 2006, for professional services rendered for tax compliance.

Audit Committee Pre-Approval Policies

We do not currently have an audit committee. See “ITEM 9—DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT—Audit Committee,” above. However, when we did have an audit committee, its policy was to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Each new engagement of Stonefield Josephson, Inc. was approved in advance by the audit committee, and none of those engagements made use of the de minimus exception to pre-approval contained in the SEC’s rules.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 23, 2008		TRIPATH TECHNOLOGY INC.

	By:	/s/ Jeffrey L. Garon
Jeffrey L. Garon, Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS , that each of the undersigned, being a director or officer of Tripath Technology Inc., a Delaware corporation, hereby constitutes and appoints Jeffrey L. Garon as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead in any and all capacities, to sign any and all amendments to this annual report on Form 10-KSB and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done that such annual report and its amendments shall comply with the Exchange Act, and the applicable rules and regulations adopted or issued pursuant thereto, as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agent, or his substitute or resubstitute, may lawfully do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Jeffrey L. Garon	Director and Chief Executive Officer (principal	April 23, 2008
Jeffrey L. Garon	executive officer)

/s/ David S. G. MacKenzie	Chief Financial Officer (principal financial officer	April 23, 2008
David S. G. MacKenzie	and principal accounting officer)

/s/ Daniel J. A. Kolke	Director	April 23, 2008
Daniel J. A. Kolke

/s/ Ronald A. Rudy	Director	April 23, 2008
Ronald A. Rudy

/s/ Gregory Ruff	Director	April 23, 2008
Gregory Ruff

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Tripath Technology Inc.

We have audited the accompanying consolidated balance sheets of Tripath Technology Inc. and subsidiary (the “Company”) as of September 30, 2007, and September 30, 2006, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years then ended These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tripath Technology Inc. and subsidiary as of September 30, 2007 and September 30, 2006, and the results of their operations and their cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of business, realization of assets, and liquidation of liabilities in the ordinary course of business. As discussed in Note 1 to the financial statements, the Company filed voluntary petitions for reorganization under Chapter 11 of the United states Bankruptcy Code. It is currently impossible to predict with any degree of certainty the impact of this filing on the continued operations of the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stonefield Josephson, Inc.
San Francisco, California
April 22, 2008

TRIPATH TECHNOLOGY INC.

(DEBTOR - IN - POSSESSION)

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2007	September 30, 2006

ASSETS
Current assets:
Cash and cash equivalents	$410	$752
Restricted cash	—	162
Accounts receivable, net of allowance for doubtful accounts of $0 and $5 at September 30, 2007 and 2006 respectively	—	953
Inventories, net	110	2,449
Prepaid expenses and other current assets	179	401
Total current assets	699	4,717

Property and equipment, net	—	615
Other assets	—	117

Total assets	$699	$5,449

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Liabilities subject to compromise	$2,822	$—
Accounts payable	15	2,204
Customer deposits	—	3,066
Current portion of capital lease obligations	—	30
Current portion of deferred rent	—	167
Current portion of note payable	—	3,000
Current portion of note payable discount	—	(2,500)
Accrued expenses	127	963
Warrant liability	—	444
Conversion feature of convertible debt	—	235
Total current liabilities	2,964	7,609

Long term portion of capital lease obligations	—	114
Long term portion of notes payable	—	500
Long term portion of note payable discount	—	(267)

Total liabilities	2,964	7,956

Commitments and contingencies (Note 9)

Stockholders’ deficit:
Common stock, $0.001 par value, 100,000,000 shares authorized; 70,164,582 and 69,711,879 shares issued and outstanding at September 30, 2007 and 2006 respectively	70	70
Additional paid-in capital	208,081	207,865
Other comprehensive expense		(9)
Accumulated deficit	(210,416)	(210,433)
Total stockholders’ deficit	(2,265)	(2,507)

Total liabilities and stockholders’ deficit	$699	$5,449

The accompanying notes are an integral part of these financial statements.

TRIPATH TECHNOLOGY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(DEBTOR - IN - POSSESSION)

(in thousands, except per share data)

			Year Ended
			September 30,	Year Ended
			2007	September 30,
	Pre-petition	Post-petition	Total	2006

Revenue	$3,873	$1,910	$5,783	$12,305
Cost of revenue	1,142	3,063	4,205	11,125
Gross profit	2,731	(1,153)	1,578	1,180

Operating expenses:
Research and development	826	—	826	6,649
Selling, general and administrative	1,049	1,156	2,205	5,822
Total operating expenses	1,875	1,156	3,031	12,471

Profit (Loss) from operations	856	(2,309)	(1,453)	(11,291)

Reorganization income (costs):
Legal fees	—	(317)	(317)	—
Loss from Chapter 11 restructuring	—	(710)	(710)	—
Gain from sale of intangible assets	—	3,250	3,250	—
Change in fair value on revaluation of warrant liability	207	—	207	10,163
Gain (loss) on sale of assets	4	119	123	—
Interest and other expense, net	(848)	(59)	(907)	(8,104)

Income (loss) from continuing operations before taxes	219	(26)	193	(9,232)

Provision for income taxes	—	—	—	—

Income (loss) from continuing operations	219	(26)	193	(9,232)

Loss from discontinued operations, net of taxes	(113)	(63)	(176)	—

Net income (loss)	$106	$(89)	$17	$(9,232)

Basic and diluted net profit per share for continuing and non-continuing operations			$0.00	$—

Basic and diluted net loss per share for continuing and non-continuing operations			$—	$(0.14)

Weighted average number of common shares used in computing basic and diluted net profit (loss) per share			70,161	65,215

The accompanying notes are an integral part of these financial statements

TRIPATH TECHNOLOGY INC.

(DEBTOR - IN - POSSESSION)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands)

				Other	Consolidated	Total
	Common Stock		Additional Paid	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	in Capital	Loss	Deficit	Equity/(Deficit)

Balance at September 30, 2005	55,411	$55	$202,310	$(3)	$(201,201)	$1,161

Issuance of common stock for exercise of stock options	61	1	10			11
Issuance of common stock upon warrant exercise	7,290	7	2,351			2,358
Issuance of common stock for Employee Stock Purchase Plan	90	—	35			35
Stock based compensation			1,690			1,690
Convertible debenture payments made with common stock	3,608	4	1,111			1,115
Shareholder settlement	3,252	3	354			357
Stock issuance costs			4			4
Foreign currency translation adjustment				(6)		(6)
Net loss					(9,232)	(9,232)

Balance at September 30, 2006	69,712	$70	$207,865	$(9)	$(210,433)	$(2,507)

Stock based compensation			177			177
Convertible debenture payments made with common stock	453	—	39			39
Foreign currency translation adjustment				9		9
Net profit					17	17

Balance at September 30, 2007	70,165	$70	$208,081	$—	$(210,416)	$(2,265)

The accompanying notes are an integral part of these financial statements

TRIPATH TECHNOLOGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DEBTOR - IN - POSSESSION)

(in thousands)

	Years Ended
	September 30,
	2007	2006

Cash flows from operating activities:
Net profit (loss)	$17	$(9,232)
Adjustments to reconcile net profit (loss) to net cash used in operating activities:
Revaluation of warrant and conversion feature liabilities	(207)	(10,163)
Depreciation and amortization	233	409
Deferred rent	(167)	(305)
Allowance for doubtful accounts	—	48
Provision for slow moving, excess and obsolete inventory	1,813	1,001
Stock-based compensation	177	1,690
Excess value from conversion feature of warrants	—	5,037
Accretion of debt discount	630	2,233
Change in value of unissued ESPP shares	—	12
Gain from sale of intangible assets	(3,250)	—
Gain on sales of fixed assets	(123)	—
Loss from discontinued operations	176	—
Changes in assets and liabilities:
Accounts receivable	953	9
Inventories, net	2,339	4,009
Prepaid expenses and other assets	337	1,128
Accounts payable	(2,191)	(1,284)
Liabilities subject to compromise	2,822	—
Customer deposits	(3,066)	3,066
Accrued expenses	(836)	(1,936)
Deferred distributor revenue	—	(1,202)
Net cash used in operating activities	(343)	(5,480)

Cash flows from investing activities:
Changes in restricted cash	162	—
Purchases of property and equipment	—	(149)
Net cash provided by (used in) investing activities	162	(149)

Cash flows from financing activities:
Offering costs	—	(91)
Proceeds from issuance of common stock upon exercise of warrants	—	2,763
Proceeds from issuance of common stock under ESPP and upon exercise of options	—	46
Acquisition of capital lease	—	123
Principal payments on capital lease obligations	(170)	(215)
Proceeds from issuance of 6% convertible debentures and warrants	—	3,885
Principal payments on 6% convertible debentures	—	(385)
Issuance of common stock to settle shareholder claim	—	(357)
Debt issuance cost for Finders’ Fees	—	(98)
Net cash provided by (used in) financing activities	(170)	5,671

Net increase (decrease) in cash and cash equivalents	(351)	42
Effect of exchange rate changes on cash and cash equivalents	9	(6)
Cash, and cash equivalents, beginning of year	752	716
Cash, and cash equivalents, end of year	$410	$752
Supplemental disclosure of cash flow information:
Interest expense paid	$153	$5,809
Supplemental disclosure of noncash flow investing and financing activities:
Issuance of common stock in lieu of principal payments on note payable	$39	$1,115

The accompanying notes are an integral part of these financial statements.

TRIPATH TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY AND BASIS OF PRESENTATION:

The Company

Tripath Technology Inc. (the “Company” or “Tripath”) was incorporated in California in July 1995. The Company was reincorporated in Delaware in July 2000. The Company had designed, developed and marketed integrated circuit devices for the Consumer and PC Convergence, DSL, and Wireless markets prior to its bankruptcy on February 2, 2007. The Company is now in bankruptcy and ceased business operation as of February 2, 2007. It is liquidating its operations under the direction of the bankruptcy trustee.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Tripath Technology Japan Ltd. All significant intercompany accounts and transactions have been eliminated. Accounts denominated in foreign currency have been remeasured using the U.S. dollar as the functional currency.

On November 14, 2004, the Company’s Board of Directors approved a change in the Company’s fiscal year end from December 31 to September 30, effective as of September 30, 2004.

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

Going Concern

The Company’s consolidated financial statements have been prepared on the basis of a going concern. The Company has incurred substantial losses and has experienced negative cash flow since inception and has an accumulated deficit of $210.4 million and $210.4 million at September 30, 2007 and 2006 respectively. In addition, on February 2, 2007, the Company filed for protection under the under the provision of Chapter XI of the bankruptcy laws. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Bankruptcy

The Company filed a voluntary plan for re-organization (the “Filing”) under chapter 11 of the United States Bankruptcy Code in the United Stated Bankruptcy for the Northern District of California. The Company has adopted Statements of Position 90-7 “Financial Reporting by Entities in Bankruptcy under the Bankruptcy Code” and accordingly has presented its financial statements in the prescribed format.

Foreign Currency Translations

The U.S. dollar is the functional currency for the Company’s Japanese wholly-owned subsidiary. Assets and liabilities that are not denominated in the functional currency are remeasured into U.S. dollars and the resulting gains or losses are included in “Interest and other income, net.” Such gains or losses have not been material for any period presented.

Summary of Operations

During 2004, warrants were exercised which resulted in the Company receiving proceeds totaling approximately $2.3 million. In addition, in August 2004 the Company raised $5 million through a financing in which the Company sold 2,500,000 shares of common stock at a price of $2.00 per share. In March 2005, the Company completed a private placement, which resulted in gross proceeds of $4.4 million. In connection with this private placement, the Company sold 4,833,335 shares of common stock at a price of $0.90 per share and issued warrants to purchase up to 966,667 shares of common stock with an exercise price of $1.25 per share.

In October 2005, the Company proposed amending the warrants issued as part of the March 2005 private placement to lower the exercise price to $0.50 per share, eliminate the cashless net exercise provision of the warrant, and advance the warrant termination date to October 14, 2005. On October 14, 2005, the holders of warrants who exercised 533,333 shares of the Company’s common stock agreed to the amendment and, as a result, the Company issued 533,333 shares of common stock upon the exercise of such amended warrants on October 14, 2005, for aggregate proceeds of $0.3 million. The remaining warrants to purchase 433,334 shares of common stock at an exercise price of $1.25 per share issued pursuant to the March 3, 2005, private placement are exercisable through September 4, 2008.

On November 8, 2005, the Company completed a private placement, which resulted in gross proceeds of $5.0 million. In connection with this private placement the Company sold $5.0 million in principal amount of 6% Senior Secured Convertible Debentures, convertible into common stock at a price of $0.37 per share (subject to certain adjustments), and issued Series A Warrants to purchase up to 6,756,755 shares of common stock at an exercise price of $0.37 per share and Series B Warrants and Finders’ Fee Warrants to purchase up to 10,368,854 shares of common stock at an exercise price of $0.43 per share. The Series A Warrants are exercisable immediately upon issuance and were exercised on February 14, 2006. The Series B Warrants are exercisable from May 8, 2006, until May 8, 2011.

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

Sales to OEM Customers: Under the Company’s standard terms and conditions of sale, title, and risk of loss transfer to the customer at the time product is delivered to the customer, FOB shipping point, and revenue is recognized accordingly. The Company accrues the estimated cost of post-sale obligations, including basic product warranties or returns, based on historical experience. The Company has experienced minimal warranty or other returns to date.

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

The following table summarizes the Company’s cash and cash equivalents (in thousands)

	2007	2006
Cash	$410	$752

Restricted Cash	$—	$162

The restricted cash represents monies held in a separate money market account that collateralize standby letters of credit that have been issued (see Note 9).

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

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. Substantially all of the Company’s cash and cash equivalents are invested in highly-liquid money market funds. The Company sells its products through distributors and directly to original equipment manufacturers. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses, as considered necessary by management. Credit losses to date have been consistent with management’s estimates. During the years ended September 30, 2007, and 2006 the Company wrote-off bad debts which had previously been reserved totaling approximately $0 and $295,000, respectively.

The following table summarizes sales to end customers comprising 10 percent or more of the Company’s total revenue for the periods indicated:

	% of Revenue for the Year Ended September 30, 2007	% of Revenue for the Year Ended September 30, 2006
Customer A	40%	24%
Customer B	16%	—%
Customer C	12%	18%
Customer D	—%	15%

The Company’s accounts receivable were concentrated with 3 customers at September 30, 2007, representing 40 percent, and 12 percent of aggregate gross receivables, and 3 customers at September 30, 2006, representing 24 percent, 18 percent and 15 percent of aggregate gross receivables.

Inventories

Inventories are stated at the lower of cost or market. This policy requires the Company to make estimates regarding the market value of the Company’s inventory, including an assessment of excess or obsolete inventory. The Company determines excess and obsolete inventory based on an estimate of the future demand and estimated selling prices for the Company’s products within a specified time horizon, generally 12 months. The estimates the Company uses for expected demand are also used for near-term capacity planning, inventory purchasing and are consistent with the Company’s revenue forecasts. Actual demand and market conditions, if different from those projected by the Company’s management, would result in a change to the estimate.

The Company accrues for estimated losses on non-cancelable purchase orders. The estimated losses result from anticipated future sale of products for sales prices less than the estimated cost to manufacture. Inventory purchase commitment losses accrued at September 30, 2007, and September 30, 2006, were $0.

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

Comprehensive Income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purposes financial statements. There was no difference between the Company’s net loss and its total comprehensive loss for the years ended September 30, 2007, and 2006.

Accounting for Stock-based Compensation

On October 1, 2005, the Company has adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise.  The statement eliminates the ability to account for share-based compensation transactions, as the Company formerly did, using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value based method and recognized as expense in its consolidated statements of operations.

Under SFAS 123(R), the Company is required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard, which includes a lattice model and the Black-Scholes Merton model.  For all new stock based compensation awards granted starting October 1, 2005, and for any modification, cancellation, or repurchase of awards granted prior to October 1, 2005, the Company recorded compensation cost in the statement of operations based on the fair value of the award for the requisite service period.  The Company adopted the Black-Scholes Merton model.  The adoption of SFAS 123(R), applying the “modified prospective method,” as selected by the Company, requires the Company to value stock options as of October 1, 2005, the first day of the Company’s fiscal year 2006.  SFAS 123(R) requires the Company to estimate forfeitures in calculating the expense relating to share-based compensation as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur.  This resulted in the Company expensing $177,000 in fiscal 2007 and a total of $1,690,000 for fiscal 2006.  As of September 30, 2007, total unrecognized compensation costs related to unvested stock options was $0.  The Company adjusted for this cumulative effect and recognized an increase in stock-based compensation, which was recorded within the research & development and general and administrative expense on the Company’s statements of operations.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows.  Due to the Company’s loss position, there were no such tax benefits during the years ended September 30, 2007 and 2006.

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

The fair value of options at the date of grant was estimated on the date of grant based on the method prescribed by SFAS No. 123. All employees had left the company and all options had been cancelled prior to September 30, 2007. The following table summarizes the estimated fair value of options and assumptions used in the SFAS No. 123 calculations for stock option plans for fiscal year 2006:

	Year Ended September 30, 2007	Year Ended September 30, 2006
Estimated fair value	$—	$0.07
Expected lives (in years)	—	4.4
Volatility	—	119%
Risk-free interest rate	—	4.97%
Dividend yield	—	—

The following table summarizes the estimated fair value of employees’ purchase rights and assumptions used in the SFAS No. 123 calculations for the fiscal year ending September 30, 2006.

	Year Ended September 30, 2007	Year Ended September 30, 2006
Estimated fair value	$—	$0.07
Expected lives (in years)	—	4.4
Volatility	—	119%
Risk-free interest rate	—	4.97%
Dividend yield	—	—

Stock based component (in thousands) was $177 and $1,690 for the years ended September 30, 2007 and 2006, respectively. Unamortized stock-based compensation at September 30, 2007 and 2006 was $0 and $217,000, respectively.

Stock-based compensation attributable to individuals that worked in the following functions is as follows (in thousands):

	Year Ended September 30, 2007	Year Ended September 30, 2006
Research and development	$—	$997
Selling, general and administrative	177	693

Total stock-based compensation	$177	$1,690

Segment and Geographic Information

The Company has determined that it has one reportable business segment: the design, license and marketing of integrated circuits.

The following is a geographic breakdown of the Company’s sales by shipping destination for the following periods:

	Year Ended September 30, 2007	Year Ended September 30, 2006
United States	$201	$427
Japan	2,806	5,973
Singapore	447	951
Taiwan	1,314	2,796
China	611	1,300
Korea	367	780
Rest of world	37	78

	$5,783	$12,305

Net property and equipment by country was as follows:

	September 30, 2007	September 30, 2006
United States	$—	$615

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, which supplements Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires the tax effect of a position to be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are recognized. If the tax position is considered more likely than not to be sustained, the amount to record is measured at the largest amount of benefit that is grater than 50% likely of being realized upon ultimate settlement. This is a different standard for recognition than was previously required. The more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment is recorded directly to opening retained earnings in the period of adoption and reported as a change in accounting principle. The Company adopted FIN 48 starting January 1, 2007. The adoption of FIN 48 did not have a material effect on the Company’s financial statements.

In September 2006, the Securities and Exchange Commission published Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements “ (SAB 108). The interpretations in SAB 108 are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice to build up improper amounts on the balance sheet. This guidance applies to fiscal years ending after November 15, 2006, and early application in interim periods is encouraged. The adoption of SAB 108 did not have an effect on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157 (“FAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. FAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. FAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently evaluating the impact of FAS 157, but do not expect the adoption of FAS 157 to have a material impact on the financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of FAS 159 to have a material impact.

Net Income (loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common stock outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common stock and dilutive potential common stock outstanding. The calculation of diluted net income (loss) per share excludes potential common stock if the effect is anti-dilutive. Potential common stock consists of incremental common stock issuable upon the exercise of stock options, shares issuable upon conversion of convertible preferred stock and common stock issuable upon the exercise of common stock warrants. In addition, as there are no outstanding options at year end, basic and diluted are the same.

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods presented (in thousands, except per share amounts):

	Year Ended September 30, 2007	Year Ended September 30, 2006

Numerator:
Net income (loss) applicable to common stockholders	$17	$(9,232)

Denominator:
Weighted average common stock	70,161	65,215

Net income (loss) per share:
Basic and diluted	$0.0	$(0.14)

The confirmed bankruptcy plan will require the additional issuance of common stock or common stock equivalents, thereby substantially diluting current common shareholders interests.

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods presented (in thousands):

	Year Ended September 30, 2007	Year Ended September 30, 2006

Common stock options	0	8,501
Common stock under Employee Stock Purchase Plan	0	322
Common stock warrants	0	1,229
Restricted Stock	0	1,800

NOTE 3—BALANCE SHEET COMPONENTS (in thousands):

	September 30, 2007	September 30, 2006
Accounts receivable, net:
Accounts receivable	$—	$957
Less: allowance for sales returns	—	(4)

	$—	$953

Inventories, net:
Work-in-process	$—	$455
Finished goods	110	6,165

	110	6,620
Less: reserve for slow-moving, excess and obsolete inventory	—	(4,171)

	$110	$2,449

Property and equipment, net:
Furniture and fixtures	$—	$101
Software	—	4,396
Equipment	—	3,932
Leasehold improvements	—	152

	—	8,581
Less: accumulated depreciation and amortization	—	(7,966)

	$—	$615

Property and equipment includes assets under capital leases and accumulated amortization of assets under capital leases of $1,853,000 and $925,000, at September 30, 2007 and 2006, respectively.

	September 30, 2007	September 30, 2006
Accrued expenses:
Accrued compensation and related benefits	$—	$511
Accrued professional fees	117	126
Other accrued expenses	10	326

	$127	$963

NOTE 4—COMMON STOCK:

The Company’s Amended and Restated Articles of Incorporation authorize the Company to issue 100,000,000 shares of common stock. At September 30, 2007,  and September 30, 2006, there were 70,164,582 and 69,711,879 shares, respectively, of common stock issued and outstanding.

The Company has reserved the following number of shares of common stock for future issuance (in thousands):

	September 30, 2007	September 30, 2006
Common stock warrants	0	960
Common stock under Employee Stock Purchase Plan	0	125
Common stock upon exercise of outstanding stock options	0	8,735

	0	9,820

In March 2005 the Company completed a financing through the sale of 4,833,335 shares of common stock at a price of $0.90 per share in a private placement. In connection with this private placement, the Company also issued warrants to purchase up to 966,667 shares of common stock with an exercise price of $1.25 per share.

During 2006 the Company issued 3,252,000 shares of common stock as part of the settlement agreement with Langley Partners, L.P

Common Stock Warrants

On March 3, 2005, the Company completed a private placement, which resulted in gross proceeds of $4.4 million. In connection with this private placement the Company sold 4,833,335 shares of common stock at a price of $0.90 per share and issued warrants to purchase up to 966,667 shares of common stock. The warrants have a term of 3.5 years and an exercise price equal to $1.25. Since the warrants are subject to certain registration rights, the Company recorded a warrant liability, totaling $967,000, in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The warrant liability has subsequently been recalculated using the closing price of the Company’s common stock as of September 30, 2005 of $0.68. The registration rights provide for the Company to file with the Securities and Exchange Commission a Registration Statement covering the resale of all of the securities issued in connection with the private placement. The registration statement was filed with the Securities and Exchange Commission on March 24, 2005. We were required to have received an effective registration no later than 30 days after the Closing date. If the registration was not effective by that time we incurred penalties. The registration became effective on September 12, 2005, and we do not anticipate any future penalties associated with the registration. In accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”, the Company revalued the warrants as of September 30, 2006, using the Black-Scholes option pricing model. The Company valued the warrants using the Black-Sholes option pricing model, applying a life of 2.0 years, a risk free interest rate of 4.71%, an expected dividend yield of 0%, a volatility of 154% and a deemed fair value of common stock of $1.25, which was the closing price of the Company’s common stock on September 30, 2006. The difference between the fair value of the warrants as of September 30, 2006 and the previous valuation as of September 30, 2005, has been recorded as a change in fair value on revaluation of warrant liability. All warrants had been cancelled as of September 30, 2007.

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

The following table summarizes stock option activity under the Company’s Stock Option Plans (in thousands, except per share data):

Options	Shares	Weighted Average Exercise Price Per Share

Outstanding at October 1, 2005	10,303	$2.20

Granted	320	0.35
Exercised	(61)	0.14
Cancelled	(1,827)	1.54

Outstanding at September 30, 2006	8,735	$1.54

Granted	—
Exercised	—
Cancelled	(8,735)	2.26

Outstanding at September 30, 2007	—

There were no options granted during the year ended September 30, 2007, and all employees had left the Company and all options were cancelled by September 30, 2007. The weighted-average grant date fair value of options granted during the year ended September 30, 2006, was $0.35.

2000 Employee Stock Purchase Plan

In April 2000 the Company adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”) under which 500,000 shares of common stock have been reserved for issuance. Eligible employees may elect to withhold up to 15 percent of their salary to purchase shares of the Company’s common stock at a price equal to 85 percent of the market value of the stock at the beginning or ending of a six month offering period, whichever is lower. No more than 5,000 shares may be purchased by an eligible employee during any calendar year. The Purchase Plan will terminate in 2010. Under the Purchase Plan, 0 and 27,184 shares were issued during the years ended September 30, 2007 and 2006, respectively.

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

NOTE 6—INCOME TAXES:

At September 30, 2007, the Company had net operating loss carry-forwards for federal and state income tax purposes of approximately $127,770 and $28,933, respectively, which expire in varying amounts through 2027. In addition, the Company has credit carry forwards of approximately $2,694 for federal tax purposes and $2,322 for state tax purposes, expiring in varying amounts through 2026. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss and tax credit carry-forwards may be impaired or limited in certain circumstances. Events which could cause limitations in the. use of net operating loss and tax credit carry-forwards that the Company may utilize in any one year include, but are not limited to,.a cumulative ownership change of more than 50 percent, as defined, over a three-year period.

	September 30, 2007	September 30, 2006

Deferred taxes comprise the following (in thousands):
Net operating loss carry-forwards	$45,178	$45,184

Credit carry-forwards	5,016	5,016

Net deferred tax assets	50,194	50,200
Less: Valuation allowance	(50,194)	(50,200)

Net deferred tax assets	$—	$—

The Company believes that, based on number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. These factors include the Company’s history of losses, and relatively high expense levels, the fact that the market in which the Company competes is intensely competitive and characterized by rapidly changing technology, the lack of carry-back capacity to realize deferred tax assets and the uncertainty regarding market acceptance of the Company’s products. The Company will continue to assess the realizability of the deferred tax assets based on actual and forecasted operating results. Deferred tax assets related to items affecting equity will be charged to equity when realized. The valuation allowance decreased by $6 in the period ended September 30, 2007.

Income tax expense differed from the amounts computed by applying the statutory federal income tax rate of 34 percent to pretax income as a result of the following (in thousands):

	September 30, 2007	September 30, 2006
Federal tax at statutory rate	$5	$(3,138)
State taxes	1	(554)

Valuation allowance	(6)	3,692

Total income tax expense	$—	$—

The Company believes that, based on number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. These factors include the Company’s history of losses, and relatively high expense levels, the fact that the market in which the Company competes is intensely competitive and characterized by rapidly changing technology, the lack of carry-back capacity to realize deferred tax assets and the uncertainty regarding market acceptance of the Company’s products. The Company will continue to assess the realizability of the deferred tax assets based on actual and forecasted operating results. Deferred tax assets related to items effecting equity will be charged to equity when realized.

Income tax expense differed from the amounts computed by applying the statutory federal income tax rate of 34 percent to pretax income as a result of the following (in thousands):

	September 30, 2007	September 30, 2006
Federal tax at statutory rate	$(3,690)	$(4,282)
Amortization of intangibles	73	83
Net operating loss not benefited	3,572	4,147
Nondeductible expenses	11	8
Nondeductible stock compensation	34	44

Total income tax expense	$—	$—

NOTE 7 — CONVERTIBLE DEBT

In November 2005, the Company entered into the Securities Purchase Agreement with the purchasers named therein (the “Purchasers”). The transaction closed on November 8, 2005. Pursuant to the Securities Purchase Agreement, the Purchasers purchased 6% Senior Secured Convertible Debentures (the “Debentures”) in the aggregate principal amount of $5,000,000 together with Series A Warrants and Series B Warrants. The Company used the proceeds of the financing to finance on-going operations. The Company also entered into a Security Agreement dated November 8, 2005, by and between the Company and the signatories thereto (the “Security Agreement”), pursuant to which the Debentures were secured by all of the assets of the Company, including the Company’s intellectual property. Interest was payable on the Debentures at a rate of 6% per annum. Monthly principal and interest payments on the Debentures began on April 8, 2006. At the option of the Company, interest payments on the Debentures were payable either in cash or in registered Common Stock, subject to certain conditions as specified in the Debentures.

The Debentures had a term of two years and were due on November 8, 2007. The Debentures were convertible at the option of the holder at any time and from time to time into Common Stock of the Company at a conversion price of $0.37 per share, subject to certain adjustments.  Upon an event of default, 130% of the outstanding principal of the Debentures plus all accrued and unpaid interest would become immediately due and payable to the holder of the Debentures. In addition, as part of the financing, the Company agreed to be bound by certain covenants regarding obtaining new financing, issuing new stock, or paying dividends.

Pursuant to the Securities Purchase Agreement, the Company also issued Series A Common Stock Warrants and Series B Common Stock Warrants to the Purchasers. The Series A Common Stock Warrants (the “Series A Warrants”) were exercisable from November 8, 2005, until July 1, 2006, to purchase up to 6,756,755 shares of Common Stock (the “Series A Share Amount”) at an exercise price of $0.37 per share (the “Series A Exercise Price”). The Series B Common Stock Warrants (the “Series B Warrants” and together with the Series A Warrants, the “Warrants”) are exercisable from May 8, 2006, until May 8, 2011, to purchase up to 10,135,133 shares of Common Stock (the “Series B Share Amount,” and together with the Series A Share Amount, the “Warrant Share Amount”) at an exercise price of $0.43 per share, (the “Series B Exercise Price,” and together with the Series A Exercise Price, the “Warrant Exercise Price”). The Warrants also contained provisions to adjust the Warrant Exercise Price and the Warrant Share Amount under certain circumstances.

In February 2006, the Company proposed to the holders of the Series A Warrants that upon the exercise of Series A Warrants, the Company would issue new warrants in exchange for the exercise of the Series A Warrants. On February 14, 2006, the holders of the Series A Warrants exercised their Series A Warrants and the Company issued 6,756,755 shares of common stock for aggregate proceeds of $2.5 million and the Company issued new warrants at a strike price of $0.315 per share on 6,081,079 shares of the Company’s common stock; new warrants would terminate on July 1, 2007.

The financing was completed through a private placement to accredited investors and was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. Pursuant to the Registration Rights Agreement with the Purchasers dated November 8, 2005 (the “Registration Rights Agreement”), the Company agreed to file a Resale Registration Statement covering the resale of the shares issuable to the investors upon the conversion of the Debentures and the exercise of the Warrants within 30 days of the closing of the financing. In addition, as long as the Debentures remained outstanding, the holders of the Debentures had the right to participate in the Company’s future equity or equity-linked financings. In connection with consummating the financing pursuant to the Securities Purchase Agreement, the Company has paid fees to its financial advisor of $150,750 and issued warrants to its financial advisor to purchase up to 233,721 shares of the Company’s Common Stock on the same terms as the Series B Warrants (exercisable from May 8, 2006 until May 8, 2011 at an exercise price of $0.43 per share).

The proceeds to the Company for the Debentures and the Series A Warrants and Series B Warrants issued to the investors were $5.0 million. The Company paid legal expenses and a finders’ fee of $150,750 in commissions and Series B Common Stock Warrants to acquire 233,721 shares of the Company’s common stock in connection with the financing. The Series B Common Stock Warrants issued were exercisable at $0.43 per share. The Company ascribed the value of $95,826 to the finders’ fee warrants which is recorded along with the finders’ fee of $150,750 as a warrant liability cost in the balance sheet at December 31, 2005. The fair value ascribed to the finders’ fee Series B Common Stock Warrants was estimated on the commitment date using the Black-Scholes-Merton pricing model with the following assumptions: risk-free interest rate of 4.51%; contractual term of 5 years; expected volatility of 145.04%; and expected dividend yield of 0%.

          In accordance with Statement of Financial Accounting Standards No. 133, ‘Accounting for Derivative Instruments and Hedging Activities’, (“FASB 133”), the Company determined that the conversion feature of the Debentures met the criteria of an embedded derivative and therefore the conversion feature of the debt needed to be bifurcated and accounted for as a derivative. Due to the reset provisions of the Debentures, the debt did not meet the definition of “conventional convertible debt” because the number of shares which might be issued upon the conversion of the debt was not fixed. Furthermore, there was no cap on the number of shares that could be issued in the event that the Company was delisted from the Nasdaq or one of the other reset provisions was triggered. Therefore, the conversion feature failed to qualify for equity classification under EITF 00-19, and had to be accounted for as a derivative liability.

The Company determined the exercise price per share for the conversion feature by computing the discounted net present value (DNPV) of the debt ($5,000,000 plus interest at 6% over two years, discounted at 18.6%) and dividing the DNPV amount by the total number of shares the debt was convertible into. The 18.6% discount factor is the Company’s estimate of the appropriate rate of return that an investor would expect from a similar debenture not taking into consideration the conversion feature or warrants. As a result, the Company ascribed a value of $4,733,295 to the derivative at the date of issuance. The fair value of the conversion feature was subsequently revalued to $235,473 at September 30, 2006, and $0 at September 30, 2007, with the change in value reflected in the Company’s consolidated statement of operations for the years then ended.

The $5,000,000 face amount of the Debentures was stripped of its conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds method, whereby any remaining proceeds after allocating the proceeds to the Warrants and conversion option was attributed to the debt. Since the combined fair values of the Warrants and the conversion option at issuance of $10,037,348 was in excess of the total proceeds on the transaction, the debt was recorded at a net zero value. As a result, the Company recorded the amount of the value ascribed to the conversion feature and the Warrants that exceeded proceeds from the financing of $5,000,000 as interest expense in the Company’s consolidated statement of operations for the year ended September 30, 2006.  This resulted in a charge of $5.037 million to interest expense left a net debt discount value of $5 million. The debt discount of $5 million was accreted and recognized as interest expense from the date of issuance to the stated redemption date using the effective yield method until bankruptcy.  As part of the bankruptcy proceedings, see Note 11, the Court set aside any default penalty provisions, cancelled all applicable warrants and, paid the principal balance down to  $250,000, which no longer bears interest. The balance will be paid upon completion of the proposed reverse merger transaction, see Note 12.

The following table reflects the Convertible Debt:

	September 30,	September 30,
	2007	2006
Convertible Debt	$250,000	$3,500,000
Less: Current portion of debt discount	0	(2,500,000)
Less: Long-term portion of debt discount	0	(267,123)

	$250,000	$732,877

NOTE 8 — WARRANT LIABILITY

In conjunction with the issuance of convertible debt, the Company has issued various warrants that had registration rights for the underlying shares. As the contracts must be settled by the delivery of registered shares and the delivery of registered shares is not considered by the Company, pursuant to Emerging Issues Task Force (EITF) 00-19 “Accounting for Exercise Finance Instruments Indexed to, and Potentially Settled in a Company’s Own Stock”, the net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet and the change in fair value from the date of issuance to September 30, 2006, has been included in change in fair value on revaluation of warrant liability.  The balance was $444 thousand as on September 30, 2006 and during the year ended September 30, 2007, as a result of the bankruptcy, the warrants were cancelled and no further liability remained.

NOTE 9—COMMITMENTS AND CONTINGENCIES:

Lease Commitments

The Company leases office space on a month-to-month basis.

Inventory purchase commitments

At September 30, 2007 and 2006, the Company had open purchase orders for the purchase of inventory totaling approximately $0 and $3.3 million respectively. These purchase orders may only be cancelled if the foundry has not yet started production of the wafers to which the open purchase orders relate.

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

Guarantees

In November 2002, the FASB issued FIN No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others”—an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34.” The following is a summary of the Company’s agreements that the Company has determined are within the scope of FIN 45.

The Company provides a limited warranty for up to one year for any defective products. During the years ended September 30, 2007 and 2006, warranty expense was insignificant.

For the year ended September 30, 2007, the letter of credit was no longer in place, but for the year ended September 30, 2006, the letter of credit for $0.2 million remained in place.

Pursuant to its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. To date, the Company has not incurred any costs in connection with these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2007. The Company is self-insured for these and similar claims. The lawsuits described below in Note 8 involve claims that may be covered by these indemnification agreements.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors and customers, its sub-landlord and (ii) its agreements with investors. Under these provisions the Company has agreed to generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. To date, the Company has not incurred any costs in connection with these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2007.

NOTE 10—LITIGATION:

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

Federal Securities Class Actions

Beginning on November 4, 2004, plaintiffs filed four separate complaints purporting to be class actions in the United States District Court for the Northern District of California alleging that we and certain of our present or former officers and/or directors, Dr. Adya S. Tripathi, David Eichler, and Graham Wright, violated Sections 10(b) and 20(a) of the Exchange Act. Plaintiffs purported to represent a putative class of shareholders who purchased or otherwise acquired the Company’s securities between January 29, 2004, and October 22, 2004. The complaints contained varying allegations, including that we and the individual defendants made materially false and misleading statements with respect to our financial results and with respect to our business, prospects and operations in the our filings with the SEC, press releases and other disclosures. The complaints saught unspecified compensatory damages, attorneys’ fees, expert witness fees, costs and such other relief as may be awarded by the Court.

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

On July 11, 2005, the Company entered into a Stipulation and Settlement Agreement (the “Stipulation”) which was filed with the Court on July 12, 2005. The settlement class consisted of all persons who purchased the securities of the Company between January 29, 2004, and June 13, 2005, inclusive. Under the terms of the Stipulation, the parties agreed that the class action will be dismissed in exchange for a payment of $200,000 in cash by the Company and the issuance of 2.45 million shares of the Company common stock which shall be exempt from registration pursuant to Section 3(a)(10) of the Securities Act. The Stipulation remains subject to the satisfaction of various conditions, including without limitation final approval of the Stipulation by the Court, including a finding that the 2.45 million shares of the Company common stock to be issued are exempt from registration pursuant to Section 3(a)(1) of the Securities Act. Following the April 11, 2006, hearing, the Court entered an Order and Final Judgement on April 18, 2006, which finaly approved the settlement, awarded attorney’s fees and authorized the reimbursement of expenses and entered judgement discussing all of the complaints on the merits and with prejudice in favour of the defendants.

Langley Securities Fraud Litigation

On or about June 2, 2005, plaintiff Langley Partners, L.P. (“Langley”) filed a complaint in the United States District Court for the Southern District of New York alleging claims against the Company, Dr. Adya Tripathi, the Company’s President and Chief Executive Officer, and David Eichler, the Company’s former Chief Financial Officer. Langley alleges that it entered into a stock purchase agreement with the Company on or about August 2, 2004, in which Langley purchased 1 million shares of the Company’s common stock at a purchase price of $2.00 per share. Langley also alleges that it consented to the receipt of the Company’s Prospectus dated August 2, 2004, and the accompanying Prospectus dated June 1, 2004, which specifically incorporated certain of the Company’s filings with the SEC from March through July 2004. The complaint generally alleges that the Company and the individual defendants made materially false and misleading statements with respect to the Company’s financial results and with respect to its business, prospects, internal accounting controls and design wins on Godzilla products in the Company’s filings with the SEC, press releases and other documents. The complaint alleges claims against the Company and the individual defendants for violations of Sections 10(b) and 20(a) of the Exchange Act, fraud, breach of contract, unjust enrichment and money had and received, rescission and violations of Sections 11 and 15 of the Securities Act. On this basis, the complaint seeks unspecified compensatory damages and restitution in an amount in excess of $2 million, rescission of the purchase agreement and a return of $2 million, unspecified punitive damages, costs and such other relief as may be awarded by the Court.

On October 6, 2005, the Court entered an Order granting the Company’s motion to transfer this action from the Southern District of New York to the United States District Court for the Northern District of California. On September 27, 2005, the Court also ordered that should the motion to transfer be granted, the Company and the individual defendants need not respond to the Complaint until such time as the transferee Court should determine. On November 29, 2005, the Court entered a stipulation and order establishing briefing and hearing schedule for the anticipated motion to dismiss the complaint to be filed by the Company, Dr. Tripathi and Mr. Eichler. During 2006 the Company issued 3,252,000 shares of common stock as part of the settlement agreement with Langley Partners, L.P.

Changes in and Disagreements with Accountants

As previously disclosed in our current report on Form 8-K dated October 18, 2004, and filed on October 22, 2004, in October 2004, our former independent registered public accountants, BDO Seidman LLP, or BDO, provided our Audit Committee with a letter citing what BDO asserted are two “material weaknesses” over our internal financial controls: one regarding the lack of effectiveness of our Audit Committee and the other regarding the lack of controls in place to estimate distributor returns in accordance with SFAS No. 48. Following discussions with our employees, representatives of BDO further orally advised us that BDO had concerns regarding the appropriate accounting for approximately $1.3 million of product that, upon our inquiries, one of our distributors, Macnica, or the Distributor, reported had been returned to the Distributor by the Distributor’s customers, or the Product Return. In response to both the letter and the verbal comments, the Audit Committee instructed our then-Chief Financial Officer to investigate this matter and report the findings to the Audit Committee. As a result of the litigation matters referenced above, we retained outside litigation counsel to represent us in responding to the aforementioned complaints. In addition, the Audit Committee and the then-Chief Financial Officer directed litigation counsel to further conduct an internal investigation into the verbal concerns raised by BDO regarding the Product Return. Separately, the Audit Committee, with the assistance of our then-Chief Financial Officer, investigated BDO’s assertion regarding the lack of controls in place to estimate distributor returns.

The Audit Committee received an initial report from our litigation counsel on findings of the internal investigation on January 21, 2005, and requested additional investigation by litigation counsel. On January 25, 2005, litigation counsel made a supplemental report on the findings of the internal investigation to date. Following the presentation of such report, including discussion of the findings of the forensic accountant hired by the litigation counsel with the approval of the Audit Committee, the Audit Committee concluded that our Country Manager for the Japan Sales Office (who is no longer employed with us) agreed in an arrangement outside the formal paperwork of the transactions underlying the Product Return that the Distributor could return the products back to us at the Distributor’s discretion.

The Audit Committee investigation and discussion included a review of our compliance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements”, or SAB 104, as applied to the circumstances surrounding the Product Return. Under SAB 104, a requirement for revenue recognition is that all of the following criteria must be met: (1) there is persuasive evidence that an arrangement exists, (2) delivery of goods has occurred, (3) the sales price is fixed or determinable, and (4) collectibility is reasonably assured. In addition, pursuant to our revenue recognition policy, for sales to distributors, we defer recognition of revenue until such time that the distributor sells products to its customers based upon receipt of point-of-sales reports from the distributor. The internal investigation revealed that approximately $1.4 million of a sale of our product to the Distributor did not meet the foregoing criteria because our former employee had agreed that the Distributor could return the product at the Distributor’s discretion, which forms the basis of the Restatement. This former employee had on this occasion agreed to a term of sale that was outside of our standard practices and was not referenced in the documentation related to the sale submitted to our finance department. Given the discovery of this arrangement for the Distributor to return the product, the Audit Committee concluded on January 25, 2005, that we should restate certain financial information that was previously reported in our Form 10-Q for the quarter ended June 30, 2004, filed with the Securities and Exchange Commission on August 6, 2004. For more information regarding the Restatement, please see Note 9 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. In addition, the Audit Committee approved certain changes to our internal controls over financial reporting as an additional remedial action in response to the report of our litigation counsel and our forensic accountant and to the report by our Chief Financial Officer.

As a result, the Audit Committee concluded on May 5, 2005, that we should restate certain financial information (the “Additional Restatement”) that was previously reported in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2004, June 30, 2004, and December 31, 2004, as well as certain financial information for the quarter and transition period ended September 30, 2004, and that was previously reported in our Transition Report. The Additional Restatement was based on the Audit Committee’s conclusion on such date that the Consolidated Balance Sheets as of March 31, 2004, June 30, 2004, September 30, 2004, and December 31, 2004 and the related Consolidated Statements of Operations for the three months ended March 31, 2004, the three and six months ended June 30, 2004, the nine month transition period ended September 30, 2004, and the three months ended December 31, 2004, should no longer be relied upon because of errors in such financial statements.

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

SEC Investigation

On or about November 9, 2004, the SEC requested that we voluntarily produce documents responsive to certain document requests in the investigation entitled  In the Matter of Tripath Technology Inc .. On or about January 25, 2004, February 14, 2005, and February 16, 2005, the SEC made additional documents requests. On or about March 30, 2005, the SEC issued a subpoena to the Company seeking additional documents. We have produced documents in response to the SEC’s voluntary requests for documents as well as the subpoena. We have cooperated with the SEC in its review of these matters.

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

In a letter dated December 15, 2005, the SEC indicated that the formal investigation of the Company had been terminated and that no enforcement action had been recommended to the Commission.

NOTE 11—BANKRUPTCY

On February 2, 2007, Tripath Technology Inc. (the “Debtor”) filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of California.  Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-possession.  These claims are reflected in the September 30, 2007, balance sheet as “liabilities subject ot compromise.”  Additional claims (liabilities subject ot compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts.  Claims secured against the Debtor’s assets (“secured claims”) also are stayed, although the holders of such claims have the right to move the court for relief from the stay.  Secured claims are secured primarily by liens on the Debtor’s property, plant and equipment.

The Debtor received approval from the Bankruptcy Court to pay or otherwise honor certain of its prepetition obligations, including employee wages and product warranties.  The Debtor has determined that there is sufficient collateral to cover an interest portion of scheduled payments on its prepetition debt obligations.

The principal categories of claims subject to compromise are as follows:

	Allowed		September 30, 2007
	Amounts	Payments	Balance
Unsecured Claims	$2,514	$—	$2,514
Priority Unsecured Claims	58	—	58
Secured Claims	3,500	(3,250)	250
	$6,072	$(3,250)	$2,822

As a result of the foregoing, on April 22, 2008, we entered into an agreement and plan of merger with Etelos (the “Merger Agreement”) pursuant to which Etelos was merged with and into Tripath, at which time the separate corporate existence of Etelos ceased and Tripath continued after the merger as the surviving corporation and changed its name to Etelos, Inc.  Under the terms of the Merger Agreement the shareholders of Etelos received common stock of the surviving corporation in exchange for their shares of capital stock of Etelos.  The surviving corporation will conduct the business that was previously conducted by Etelos.

NOTE 12—SUBSEQUENT EVENTS

On December 20, 2007, the bankruptcy court issued an order approving the compromise and settlement pursuant to rule 9019 between Tripath and Nortel Networks, Inc. concerning the administrative expense claim and the unsecured prepetition claim filed by Nortel Networks.  The claim by Nortel concerned the default by Tripath on its sublease agreement for its office facility in San Jose and the Nortel claim for unpaid rent, operating expenses and late fees under the sublease agreement and lease termination charges to restore the facility to its prelease condition.

Nortel originally claimed prepetition damages of $94,700 and an administrative expense claim of $401,809 (later increased to $472,131) for payment of post-prepetition rent and other amounts alleged due under the Sublease.

Tripath and Nortel agreed to compromise and allow Nortel an administrative expense priority claim of $40,000 and a portion of the remaining balance of the administrative expense claim to be treated as an allowed prepetition unsecured claim, such that Nortel will be allowed a general unsecured prepetition claim in the total amount of $275,577.

On December 20, 2007, Tripath and Enable Growth Partners LP filed with the bankruptcy court the “Third Amended Disclosure Statement Accompanying Third Amended Plan of Reorganization dated December 20, 2007 Proposed by Tripath Technology, Inc. and Enable Growth Partners LP, for itself and as agent for the Secured Parties” (the “Plan of Reorganization”), which included the proposed merger of Etelos, Incorporated, a Washington corporation (“Etelos”), with and into Tripath.

On February 1, 2008, the bankruptcy court issued an order confirming approval of the Plan of Reorganization, including the merger and the transfer of all of Tripath’s existing assets into a separate bankruptcy estate (the “Post Effective Date Estate” or “PEDE”) and the discharge of all of Tripath's liabilities from Tripath and their transfer into the PEDE.  The overall impact of the confirmed Plan is for Tripath to emerge from the bankruptcy proceeding with (i) cash on hand, (ii) certain causes of action, (iii) miscellaneous other assets consisting primarily of remaining inventory, a few personal property assets, and $100,000 to be contributed by Etelos on the effective date of the merger.  As of the effective date of the merger, we will issue 5,000,000 shares in the aggregate of our common stock to our secured creditors and 10,000 shares in the aggregate to our unsecured creditors, and all other issued and outstanding securities of and interests in Tripath, including our debentures, stock options (including, but not limited to, all stock options granted to our employees), warrants and other shares of common stock will be canceled and extinguished.  In addition, on the effective date of the merger; any instrument evidencing or creating any indebtedness or obligation of Tripath, will be canceled and extinguished on the books of Tripath and transferred into the PEDE for treatment in accordance with the Plan.

               As a result of the foregoing, on April 22, 2008, we entered into an agreement and plan of merger with Etelos (the “Merger Agreement”) pursuant to which Etelos was merged with and into Tripath, at which time the separate corporate existence of Etelos ceased and Tripath continued after the merger as the surviving corporation and changed its name to Etelos, Inc.  Under the terms of the Merger Agreement the shareholders of Etelos received common stock of the surviving corporation in exchange for their shares of capital stock of Etelos.  The surviving corporation will conduct the business that was previously conducted by Etelos.

TRIPATH TECHNOLOGY INC.

(DEBTOR - IN - POSSESSION)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30,	March 31,	December 31,
	2007	2007	2006
	Post-petition	Post-petition	Pre-petition
ASSETS
Current assets:
Cash and cash equivalents	$759	$154	$245
Restricted cash	—	—	163
Accounts receivable, net of allowance for doubtful accounts of $0 at June 30 and March 31, 2007 and $5 at December 31, 2006.	76	38	534
Inventories, net	617	943	2,161
Prepaid expenses and other current assets	159	175	512
Total current assets	1,611	1,310	3,615

Property and equipment, net	—	452	533
Other assets	—	—	107

Total assets	$1,611	$1,762	$4,255

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Liabilities subject to compromise	$2,822	$6,072	$—
Accounts payable	31	6	1,937
Customer deposits	—	—	1,542
Current portion of capital lease obligations	—	—	15
Deferred rent	—	—	83
Note payable	—	—	3,461
Note payable discount	—	—	(2,137)
Accrued expenses	360	209	959
Warrant liability	—	—	338
Conversion feature of convertible debt	—	—	134
Total current liabilities	3,213	6,287	6,332

Long term portion of capital lease obligations	—	—	108

Total liabilities	3,213	6,287	6,440

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value, 100,000,000 shares authorized; 70,164,582 shares issued and outstanding at June 30 and March 31, 2007 and at December 31, 2006	70	70	70
Additional paid-in capital	208,081	208,081	208,021
Other comprehensive expense	—	(9)	(9)
Accumulated deficit	(209,753)	(212,667)	(210,267)
Total stockholders’ deficit	(1,602)	(4,525)	(2,185)

Total liabilities and stockholders’ deficit	$1,611	$1,762	$4,255

The accompanying notes are an integral part of these financial statements.

TRIPATH TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DEBTOR - IN - POSSESSION)

(in thousands, except per share data)

(unaudited)

	Year to Date Ending			Three Months Ended
	June 30,	March 31,	December 31,	June 30,	March 31,	December 31,
	2007	2007	2006	2007	2007	2006
	Post-petition	Post-petition	Pre-petition	Post-petition	Post-petition	Pre-petition

Revenue	$5,628	$4,591	$3,405	$1,037	$1,186	$3,405
Cost of revenue	3,478	2,509	961	969	1,548	961
Gross profit	2,150	2,082	2,444	68	(362)	2,444

Operating expenses:
Research and development	826	826	826	—	—	826
Selling, general and administrative	2,223	1,651	723	572	928	723
Total operating expenses	3,049	2,477	1,549	572	928	1,549

Profit (Loss) from operations	(899)	(395)	895	(504)	(1,290)	895

Reorganization income (costs):
Gain (loss) from Chapter 11 restructuring	(911)	(1,476)	—	565	(1,476)	—
Gain from sale of intangible assets	3,250	—	—	3,250	—	—
Change in fair value on revaluation of warrant liability	207	207	207	—	—	207
Gain on sale of assets	107	18	—	89	18	—
Interest and other expense, net	(898)	(412)	(823)	(486)	411	(823)

Income (loss) from continuing operations before taxes	856	(2,058)	279	2,914	(2,337)	279

Provision for income taxes	—	—	—	—	—	—

Income (loss) from continuing operations	856	(2,058)	279	2,914	(2,337)	279

Loss from discontinued operations, net of taxes	(176)	(176)	(113)	—	(63)	(113)

Net income (loss)	680	(2,234)	166	2,914	(2,400)	166

Basic and diluted net profit per share for continuing and non-continuing operations	$0.01	$—	$0.00	$0.04	$—	$0.00

Basic and diluted net (loss) per share for continuing and non-continuing operations	$—	$(0.03)	$—	$—	$(0.03)	$—

Weighted average number of common shares used in computing basic and diluted net profit (loss) per share	70,047	69,934	69,822	70,165	70,165	69,822

The accompanying notes are an integral part of these financial statements

TRIPATH TECHNOLOGY INC.

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DEBTOR - IN - POSSESSION)

(in thousands)

(unaudited)

	Year to Date for Quarters Ending
	June 30,	March 31,	December 31,
	2007	2007	2006
	Post-petition	Post-petition	Pre-petition

Cash flows from operating activities:
Net profit (loss)	$680	$(2,234)	$166
Adjustments to reconcile net profit (loss) to net cash used in operating activities:
Revaluation of warrant and conversion feature liabilities	(207)	(207)	(207)
Depreciation and amortization	233	162	81
Deferred rent	(167)	(167)	(83)
Stock-based compensation	177	177	117
Accretion of debt discount	630	630	630
Gain from sale of intangible assets	(3,250)	—	—
Gain on sales of fixed assets	(123)	(18)	—
Loss from discontinued operations	176	176	113
Loss from Chapter 11 restructuring	911	1,476	—
Changes in assets and liabilities:
Accounts receivable	877	914	420
Inventories, net	1,832	1,506	288
Prepaid expenses and other assets	1,259	183	(216)
Accounts payable	(2,175)	(2,200)	(268)
Liabilities subject to compromise	2,822	6,072	—
Customer deposits	(3,066)	(3,066)	(1,524)
Accrued expenses	(603)	(753)	(4)
Net cash provided by (used in) operating activities	6	2,651	(487)

Cash flows from investing activity:
Changes in restricted cash	162	162	—
Net cash provided by investing activities	162	162	—

Cash flows from financing activities:
Restructuring of notes payable		(3,250)	—
Principal payments on capital lease obligations	(170)	(170)	(20)
Net cash used in financing activities	(170)	(3,420)	(20)

Net decrease in cash and cash equivalents	(2)	(607)	(507)
Effect of exchange rate changes on cash and cash equivalents	9	9	—
Cash, and cash equivalents, beginning of period	752	752	752
Cash, and cash equivalents, end of period	$759	$154	$245

Supplemental disclosure of cash flow information:
Interest paid	$153	$153	$153
Supplemental disclosure of noncash flow investing and financing activities:
Issuannce of common stock in lieu of principal payments on note payable	$39	$39	$39

The accompanying notes are an integral part of these financial statements.

TRIPATH TECHNOLOGY INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The unaudited condensed interim consolidated financial statements included herein have been prepared by Tripath Technology Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary to state fairly the Company’s financial position, results of operations and cash flows for the periods presented. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007. The results of operations for any of the quarters are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year.

On November 14, 2004, the Company’s Board of Directors approved a change in the Company’s fiscal year end from December 31 to September 30, effective as of September 30, 2004.

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

Going Concern

The Company’s consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred substantial losses and has experienced negative cash flow since inception and has an accumulated deficit of $212.1 million at December 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, on February 2, 2007, the Company declared bankruptcy under the provision of Chapter 11 of the bankruptcy laws. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Bankruptcy

The  Company entered into bankruptcy in February 2007.  Please refer to the Company’s filing on Form 10-KSB for more information.

	June 30, 2007	March 30, 2007	December 31, 2008
Inventories, Net:
Work-in-process	$—	$—	$137

Inventory in transit	—	—	530

Finished goods	3,731	5,698	5,665
	3,731	5,698	6,332

Less: reserve for slow moving, excess and obsolete inventory	(3,114)	(4,755)	(4,171)

	$617	$943	$2,161

On December 20, 2007, the Company and Enable Growth Partners LP filed with the bankruptcy court the “Third Amended Disclosure Statement Accompanying Third Amended Plan of Reorganization dated December 20, 2007 Proposed by Tripath Technology Inc. and Enable Growth Partners LP, for itself and as agent for the Secured Parties” (the “Plan of Reorganization”), which included the proposed merger of Etelos, Incorporated, a Washington corporation (“Etelos”), with and into the Company.