Form 10QSB
period 2007-12-31
TRIPATH TECHNOLOGY INC
filed 2008-04-25
CIK 1045739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number 000-31081

TRIPATH TECHNOLOGY INC.

(Exact name of small business issuer as specified in its charter)

Delaware	77-0407364
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

46560 Fremont Blvd., Suite 109, Fremont, CA 94538

(Address of principal executive offices)

510-979-0848

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.	YES ☐ NO ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act).	YES ☒ NO ☐

On December 31, 2007, the registrant had outstanding 70,164,582 shares of common stock, which is the registrant’s only authorized class of common stock.

Transitional Small Business Disclosure Format (Check One)	YES ☐ NO ☒

EXPLANATORY NOTE

On February 8, 2007, we filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Northern District of California, Case No. 07-50358.  Set forth below is a brief summary of our recent history:

•                  In our Report on Form 10-Q for the fiscal quarter and nine months ended June 30, 2006, we reported that we did not have sufficient funds to finance our operations through the end of the month of August 2006 and that our future depended on our ability to secure additional sources of financing during the month of August 2006.  For a period of time, we approached parties to discuss a sale of all or part of our assets and/or a financing plan for the company.  Based upon negotiations with third parties, we reported that it was highly likely that any sales or financing transaction would require concessions from a number of our significant creditors, a large portion of our existing debt obligations would not be paid in full, and the holders of our common stock would receive no value. Due to the possibility of a shortfall in proceeds to creditors and potential litigation, any potential buyer of the assets would likely require that we conclude such a sale under the protection of the Federal bankruptcy statutes. We also stated that the holders of our 6% convertible debentures held a first priority security interest in all of our assets and any agreement with a potential buyer would require the consent of such debenture holders.

•                  In our Current Report on 8-K filed on January 2, 2007, we reported that we had not made principal and interest payments on our 6% convertible debentures since September 1, 2006, and that such debenture holders informed us that due to the nonpayment of the required principal and interest payments that the holders could demand immediate payment of all principal and interest amounts due at a 130% default rate with 18% interest since September 1, 2006.  Such a demand would result in an amount due to the holders of approximately $4.7 million as of December 29, 2006. In addition, the debenture holders informed us, that pursuant to the security agreement dated November 5, 2005, that we entered into with such holders, upon an event of default, that they have a right to enter company premises and take possession of the collateral, the right to operate our business using the collateral, and the right to sell the collateral to satisfy our obligations to them.

•                  On February 8, 2007, we filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Northern District of California, Case No. 07-50358.  As of that date, we had approximately $8 million in debt, with approximately $4.8 million in secured claims and $3.25 in unsecured claims.

•                  On March 19, 2007, the bankruptcy court granted our motion to sell substantially all of our assets.  On May 3, 2007, the bankruptcy court conducted an auction that resulted in the high bid of $3.25 million by Cirrus Logic, Inc. for all of our intellectual property.  Cirrus Logic, Inc. also agreed to purchase our office equipment and furnishings for $25,000. The sale to Cirrus Logic, Inc. closed on June 26, 2007.  We had three other lots of assets that did not draw qualifying bids at the auction: inventory, lab equipment, and four testers used in the manufacturing of our products. At the close of the auction, the bankruptcy court authorized us to solicit further bids for those lots, and to proceed to close sales of those assets, subject to certain guidelines imposed by the bankruptcy court. On June 12, 2007, the lab equipment was sold pursuant to a joint offer from BidItUp Auction & Appraisals and BaySide Test Equipment for a total of $110,000, and on June 22, 2007 the testers were sold to Winbond Electronics Corporation for $340,000.00. We continue to liquidate our remaining inventory and have generated approximately $491,388 through September 30, 2007.

•                  On December 20, 2007, the Company and Enable Growth Partners LP filed with the bankruptcy court the “Third Amended Disclosure Statement Accompanying Third Amended Plan of Reorganization dated December 20, 2007 Proposed by the Company and Enable Growth Partners LP, for itself and as agent for the Secured Parties” (the “Plan of Reorganization”), which included the proposed merger of Etelos, Incorporated, a Washington corporation (“Etelos”), with and into the Company.

•                  On February 1, 2008, the bankruptcy court issued an order confirming approval of the Plan of Reorganization, including the merger and the transfer of all of the Company’s existing assets into a separate bankruptcy estate and the discharge of all of the Company’s liabilities.  The overall impact of the confirmed Plan of Reorganization is for the Company to emerge from the bankruptcy proceeding with no assets and no liabilities. As of the effective date of the merger, we will issue 5,000,000 shares in the aggregate of our common stock to our secured creditors and 10,000 shares in the aggregate to our unsecured creditors, and all other issued and outstanding securities of and interests in the Company, including our debentures, stock options (including, but not limited to, all stock options granted to our employees), warrants, and other shares of common stock will be canceled and extinguished. In addition, on the effective date of the merger, any instrument evidencing or creating any indebtedness or obligation of the Company, will be canceled and extinguished.

•      On April 22, 2008, we entered into an agreement and plan of merger with Etelos pursuant to which Etelos merged with and into the Company, at which time the separate corporate existence of Etelos ceased and the Company continued after the merger as the surviving corporation and changed its name to Etelos, Inc. In connection with the merger, the Company, as the surviving corporation has succeeded to all of the assets and liabilities of Etelos. The surviving corporation will conduct the business that was previously conducted by Etelos.

The information in this Quarterly Report on Form 10-QSB relates to the operations of the Company through December 31, 2007. It does not address the operations of the surviving corporation following the merger.

TRIPATH TECHNOLOGY INC.

(DEBTOR - IN - POSSESSION)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$379
Inventories, net	20
Prepaid expenses and other current assets	168

Total assets	$567

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Liabilities subject to compromise	$2,822
Accounts payable	15
Accrued expenses	212
Total liabilities	3,049

Stockholders’ deficit:
Common stock, $0.001 par value, 100,000,000 shares authorized; 70,164,582 shares issued and outstanding at December 31, 2007	70
Additional paid-in capital	208,081
Accumulated deficit	(210,633)
Total stockholders’ deficit	(2,482)

Total liabilities and stockholders’ deficit	$567

The accompanying notes are an integral part of these financial statements.

TRIPATH TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DEBTOR - IN - POSSESSION)

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	December 31,	December 31,
	2007	2006
	Post-petition	Pre-petition
Revenue	$85	$3,405
Cost of revenue	124	961
Gross profit (loss)	(39)	2,444

Operating expenses:
Research and development	—	826
Selling, general and administrative	178	723
Total operating expenses	178	1,549

Profit (Loss) from operations	(217)	895

Change in fair value on revaluation of warrant liability	—	207
Interest and other expense, net	—	(823)

Income (loss) from continuing operations before taxes	(217)	279

Provision for income taxes	—	—

Income (loss) from continuing operations	(217)	279

Loss from discontinued operations, net of taxes	—	(113)

Net income (loss)	$(217)	$166

Basic and diluted net profit per share for continuing and non-continuing operations	$0.00	$0.00

Basic and diluted net loss per share for continuing and non-continuing operations	$(0.00)	$(0.00)

Weighted average number of common shares used in computing basic and diluted net profit (loss) per share	70,165	69,822

The accompanying notes are an integral part of these financial statements

TRIPATH TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DEBTOR - IN - POSSESSION)

(in thousands)

(unaudited)

	Three	Three
	Months	Months
	Ending	Ending
	December 31,	December 31,
	2007	2006
	Post-petition	Pre-petition
Cash flows from operating activities:
Net profit (loss)	$(217)	$166
Adjustments to reconcile net loss to net cash used in operating activities:
Revaluation of warrant and conversion feature liabilities	—	(207)
Depreciation and amortization	—	81
Deferred rent	—	(83)
Provision for slow moving, excess and obsolete inventory	—	(113)
Stock-based compensation	—	117
Accretion of debt discount	—	630
Loss from discontinued operations	—	113
Changes in assets and liabilities:
Accounts receivable	—	420
Inventories, net	90	288
Prepaid expenses and other assets	11	(103)
Accounts payable	—	(268)
Customer deposits	—	(1,524)
Accrued expenses	85	(4)
Net cash used in operating activities	(31)	(487)

Cash flows from financing activity:
Principal payments on capital lease obligations	—	(20)

Net cash used in financing activities	—	(20)

Net increase (decrease) in cash and cash equivalents	(31)	(507)
Cash and cash equivalents, beginning of period	410	752

Cash and cash equivalents, end of period	$379	$245

Supplemental disclosure of cash flow information:
Interest expense paid	$0	$153

Supplemental disclosure of noncash flow investing and financing activities:
Issuance of common stock in lieu of principal payments on note payable	$—	$39

The accompanying notes are an integral part of these financial statements.

TRIPATH TECHNOLOGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The unaudited condensed interim consolidated financial statements included herein have been prepared by Tripath Technology Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary to state fairly the Company’s financial position, results of operations and cash flows for the periods presented. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007. The results of operations for the three months ended December 31, 2007, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year.

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

Going Concern

The Company’s consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred substantial losses and has experienced negative cash flow since inception and has an accumulated deficit of $210.6 million at December 31, 2007. In addition, on February 2, 2007, the Company declared bankruptcy under the provision of Chapter XI of the bankruptcy laws. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

2. Summary of Significant Accounting Policies

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

Allowance for Doubtful Accounts:

The Company provides an allowance for doubtful accounts to ensure trade receivables are not overstated due to un-collectibility. The collectibility of the Company’s receivables is evaluated based on a variety of factors, including the length of time receivables are past due, indication of the customer’s willingness to pay, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or substantial deterioration in the customer’s operating results or financial position. If circumstances related to the Company’s customers change, estimates of the recoverability of receivables would be further adjusted. There was no bad debt allowance deemed necessary as of December 31, 2007.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common stock outstanding during the period. Diluted net income (loss) per share is computed based on the weighted average number of common stock and dilutive potential common stock outstanding. The calculation of diluted net income (loss) per share excludes potential common stock if the effect is anti-dilutive. Potential common stock consists of incremental common stock issuable upon the exercise of stock options, shares issuable upon conversion of convertible preferred stock, common stock issuable upon the exercise of common stock warrants and common stock issuable upon the conversion of convertible debentures.

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods presented (in thousands, except per share amounts):

	Three months ended December 31
	2007	2006
Numerator:
Net income (loss)	$(217)	$166
Denominator:
Weighted average common stock	70,165	69,822
Net income (loss) per share:
Basic and diluted	$(0.00)	$0.00

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market funds and commercial paper, bonds and notes, the fair value of which approximates cost.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and short-term investments. Substantially all of the Company’s cash and cash equivalents are invested in highly-liquid money market funds with major financial institutions. The Company sells its products through distributors and directly to original equipment manufacturers. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses, as considered necessary by management. Credit losses to date have been consistent with management’s estimates. During the quarters ended December 31, 2007 and 2006, the Company had no bad debts write-offs.

The Company’s accounts receivable were nonexistent at December 31, 2007, and substantially all of the aggregate gross receivables are with one customer at December 31, 2006.

3. Inventories

Inventories are stated at the lower of cost or market and consist only of finished goods valued at estimated salvage value. This policy requires the Company to make estimates regarding the market value of the Company’s inventory, including an assessment of excess or obsolete inventory. The Company, up to February 2007, the date of the bankruptcy petition, determined excess and obsolete inventory based on an estimate of the future demand and estimated selling prices for the Company’s products within a specified time horizon, generally 12 months. The estimates the Company uses for expected demand are also used for near-term capacity planning inventory purchasing and are consistent with the Company’s revenue forecasts. After the date of the bankruptcy petition, the Company estimated the reserves based on the estimated liquidation values. During the three month ended December 31, 2007 and 2006, the Company sold inventory for which the net amount of approximately $0.1 million and $0.7 million of inventory reserves were previously provided, respectively.

4. Segment and geographic information

The Company has determined that it has one reportable business segment: the sale of any remaining product that could be sold at any price.

Substantially all of the Company’s total revenue for the three months ended December 31, 2007 and 2006, respectively, was derived from sales to end-customers based outside the United States.

5. Stock Based Compensation

During the three months ended December 31, 2007, the Company did not grant any stock options. All employees had left the company by September  30, 2007. The Company recorded $117,000 of the stock based compensation for the three months ending December 31, 2006.

2000 Employee Stock Purchase Plan

The Employee Stock Purchase Plan was deactivated when the Company filed for bankruptcy in February 2007.

6. Convertible Debt

In November 2005, the Company had originally entered into a Securities Purchase Agreement with the purchasers named therein (the “Purchasers”). The transaction closed on November 8, 2005. Pursuant to the Securities Purchase Agreement, the Purchasers purchased 6% Senior Secured Convertible Debentures (the “Debentures”) in aggregate principal amount of $5,000,000 together with Series A Warrants and Series B Warrants. The Company is using the proceeds of the financing to finance on-going operations. The Company has also entered into a Security Agreement dated November 8, 2005, by and between the Company and the signatories thereto (the “Security Agreement”), pursuant to which the Debentures are secured by all of the assets of the Company, including the Company’s intellectual property. Interest is payable on the Debentures at a rate of 6% per annum. Monthly principal and interest payments on the Debentures began on April 8, 2006. At the option of the Company, interest payments on the Debentures are payable either in cash or in registered Common Stock, subject to certain conditions as specified in the Debentures.

The Debentures have a term of two years and come fully due on November 8, 2007. The Debentures are convertible at the option of the holder at any time and from time to time into Common Stock of the Company at a conversion price of $0.37 per share, subject to certain adjustments. Pursuant to the terms of the Debentures, the conversion price will be reset (the “Reset Provision”) in the event the Company (i) effects a reverse stock split and/or (ii) has its Common Stock delisted from the Nasdaq Capital Market (such delisting occurred on December 8, 2005). The Reset Provision adjusts the conversion price on the 60th day following any such reverse stock split or delisting to the lower of either the then conversion price or the volume weighted average price of the Company’s Common Stock (“VWAP”) for the 10 trading days preceding such reset. Because the VWAP on February 6, 2006, was higher than the conversion price of $0.37 per share, no reset occurred due to the December 8, 2005, delisting. Additionally, in the event that the Company issues Common Stock in an equity financing at a price less than the then conversion price, the conversion price shall be immediately adjusted to the price at which such Common Stock was issued.

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

The note was partially paid from a balance of $ 3,500,000 to $ 250,000 on June 15, 2007, as a result of the Bankruptcy trustee’s sale of intellectual propery. The note holders agreed to waive all default interest rate increases, penalties, and beneficial conversion features as a result of a negotiated settlement with the trustee. In addition, the warrants originally issued with this note were canceled.

The following table summarizes the charges to interest, amortization and other expense, net for the three months ended December 31, 2007 and 2006:

	For the three months ended December 31, 2007	For the three months ended December 31, 2006
Interest expense on debt	$—	$60
Accretion of debt discount	—	630
	$—	$690

7. Commitments and Contingencies

The company rents office space on a month-to-month basis.

Contingencies: From time to time, in the normal course of business, various claims could be made against the Company, its directors or officers. The Company has agreed to idemnify its officers and directors with respect to such claims, except in limited circumstances. At December 31, 2007, there were no pending claims the outcome of which is expected to result in a material adverse effect on the financial position or results of operations of the Company.

8. Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” which supplements Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes,” by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires the tax effect of a position to be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are recognized. If the tax position is considered more likely than not to be sustained, the amount to record is measured at the largest amount of benefit that is grater than 50% likely of being realized upon ultimate settlement. This is a different standard for recognition than was previously required. The more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment is recorded directly to opening retained earnings in the period of adoption and reported as a change in accounting principle. The Company adopted FIN 48 starting January 1, 2007. The adoption of FIN 48 did not have a material effect on the Company’s financial statements.

In September 2006, the Securities and Exchange Commission published Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). The interpretations in SAB 108 are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice to build up improper amounts on the balance sheet. This guidance applies to fiscal years ending after November 15, 2006 and early application in interim periods is encouraged. The adoption of SAB 108 did not have an effect on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157 (“FAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. FAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. FAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided that the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently evaluating the impact of FAS 157, but do not expect the adoption of FAS 157 to have a material impact on the financial position, results of operations or cash flows.

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

9. Litigation

From time to time, the Company becomes subject to various legal proceedings and claims, both asserted and unasserted, that arise in the ordinary course of business. Litigation in general, and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict. An unfavorable resolution of one or more of these lawsuits would materially adversely affect the Company’s business, results of operations, or financial condition. In addition, given the Company’s financial condition and that there is not sufficient insurance coverage to offset the cost of litigation, the costs of defending one or more lawsuits would likely adversely affect the Company’s financial condition. The Company cannot reasonably estimate the amount of potential loss that may be possible for any contingencies and, accordingly, have not recorded any associated liabilities in the consolidated balance sheets. The Company accrues legal costs when incurred.

SEC Investigation

On or about November 9, 2004, the SEC requested that the Company voluntarily produce documents responsive to certain document requests in the investigation entitled  In the Matter of Tripath Technology Inc .. On or about January 25, 2005, February 14, 2005, and February 16, 2005, the SEC made additional documents requests. On or about March 30, 2005, the SEC issued a subpoena to the Company seeking additional documents. The Company has produced documents in response to the SEC’s voluntary requests for documents as well as the subpoena. The Company has cooperated with the SEC in its review of these matters.

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

Federal Securities Class Actions

Beginning on November 4, 2004, plaintiffs filed four separate complaints purporting to be class actions in the United States District Court for the Northern District of California alleging that the Company and certain of the Company’s present or former officers and/or directors, Dr. Adya S. Tripathi, David Eichler, and Graham Wright, violated Sections 10(b) and 20(a) of the Exchange Act. Plaintiffs purported to represent a putative class of shareholders who purchased or otherwise acquired the Company’s securities between January 29, 2004, and October 22, 2004. The complaints contained varying allegations, including that the Company and the individual defendants made materially false and misleading statements with respect to financial results and with respect to the Company’s business, prospects and operations in the Company’s filings with the SEC, press releases and other disclosures. The complaints saught unspecified compensatory damages, attorneys’ fees, expert witness fees, costs and such other relief as may be awarded by the Court.

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

On July 11, 2005, the Company entered into a Stipulation and Settlement Agreement (the “Stipulation”) which was filed with the Court on July 12, 2005. The settlement class consisted of all persons who purchased the securities of the Company between January 29, 2004, and June 13, 2005, inclusive. Under the terms of the Stipulation, the parties agreed that the class action will be dismissed in exchange for a payment of $200,000 in cash by the Company and the issuance of 2.45 million shares of the Company common stock which shall be exempt from registration pursuant to Section 3(a)(10) of the Securities Act. The Stipulation remains subject to the satisfaction of various conditions, including without limitation final approval of the Stipulation by the Court, including a finding that the 2.45 million shares of the Company common stock to be issued are exempt from registration. On October 20, 2005, the Court entered a Preliminary Order for Notice and Hearing in Connection with Settlement Proceedings. The hearing for final approval of the settlement was January 24, 2006.

Following an April 11, 2006 hearing, the Court entered an Order and Final Judgment on April 18, 2006, which finally approved the settlement, awarded attorneys’ fees, and authorized the reimbursement of expenses and entered judgment dismissing all of the complaints on the merits and with prejudice in favor of the defendants.

Langley Securities Fraud Litigation

On or about June 2, 2005, plaintiff Langley Partners, L.P. (“Langley”) filed a complaint in the United States District Court for the Southern District of New York alleging claims against the Company, Dr. Adya Tripathi, the Company’s President and Chief Executive Officer, and David Eichler, the Company’s former Chief Financial Officer. Langley alleges that it entered into a stock purchase agreement with the Company on or about August 2, 2004, in which Langley purchased 1 million shares of the Company common stock at a purchase price of $2.00 per share. Langley also alleges that it consented to the receipt of the Company’s Prospectus dated August 2, 2004, and the accompanying Prospectus dated June 1, 2004, which specifically incorporated certain of the Company’s filings with the SEC from March through July 2004. The complaint generally alleges that the Company and the individual defendants made materially false and misleading statements with respect to the Company’s financial results and with respect to its business, prospects, internal accounting controls and design wins on Godzilla products in the Company’s filings with the SEC, press releases and other documents. The complaint alleges claims against the Company and the individual defendants for violations of Sections 10(b) and 20(a) of the Exchange Act, fraud, breach of contract, unjust enrichment and money had and received, rescission, and violations of Sections 11 and 15 of the Securities Act. On this basis, the complaint seeks unspecified compensatory damages and restitution in an amount in excess of $2 million, rescission of the purchase agreement and a return of $2 million, unspecified punitive damages, costs, and such other relief as may be awarded by the Court.

On October 6, 2005, the Court entered an Order granting the Company’s motion to transfer this action from the Southern District of New York to the United States District Court for the Northern District of California. On October 18, 2005, the action was transferred to the Northern District of California.

On December 9, 2005, the Company and the individual defendants filed a motion to dismiss the complaint in its entirety which was granted in part and denied in part by the Court on March 7, 2006. In particular, the Court dismissed the claims under Sections 10(b) and 20(a) of the Exchange Act and also the claim for unjust enrichment and that money had and received with leave to amend within thirty days. Langley did not file an amended complaint seeking to replead the dismissed claims. Trial had been scheduled for January 22, 2007, or on a date to be determined by the Court thereafter.

During 2006, the Company issued 3,252,000 shares of common stock as part of the settlement agreement with Langley Partners, L.P.

On December 20, 2007, the bankruptcy court issued an order approving the compromise and settlement pursuant to rule 9019 between Tripath and Nortel Networks, Inc. (“Nortel”) concerning the administrative expense claim and the unsecured prepetition claim filed by Nortel Networks.  The claim by Nortel concerned the default by Tripath on its sublease agreement for its office facility in San Jose and the Nortel claim for unpaid rent, operating expenses and late fees under the sublease agreement and lease termination charges to restore the facility to its prelease condition.

Nortel originally claimed prepetition damages of $94,699 and an administrative expense claim of $401,808 (later increased to $472,130) for payment of post-prepetition rent and other amounts alleged due under the Sublease.

Tripath and Nortel agreed to compromise and allow Nortel an administrative expense priority claim of $40,000 and a portion of the remaining balance of the administrative expense claim to be treated as an allowed prepetition unsecured claim, such that Nortel will be allowed a general unsecured prepetition claim in the total amount of $278,576.

The Company entered into bankruptcy on February 2, 2007.  See the Company’s filing on Form 10-KSB for additional information.

10. Subsequent Events

On February 1, 2008, the bankruptcy court issued an order confirming approval of the Plan of Reorganization, including the merger and the transfer of all of Tripath’s existing assets into a separate bankruptcy estate (the “Post Effective Date Estate” or “PEDE”) and the discharge of all of Tripath’s liabilities from Tripath and their transfer into the PEDE.  The overall impact of the confirmed Plan is for Tripath to emerge from the bankruptcy proceeding with (i) cash on hand, (ii) certain causes of action, (iii) miscellaneous other assets consisting primarily of remaining inventory, a few personal property assets, and $100,000 to be contributed by Etelos on the effective date of the merger.  As of the effective date of the merger, we will issue 5,000,000 shares in the aggregate of our common stock to our secured creditors and 10,000 shares in the aggregate to our unsecured creditors, and all other issued and outstanding securities of and interests in Tripath, including our debentures, stock options (including, but not limited to, all stock options granted to our employees), warrants and other shares of common stock will be canceled and extinguished.  In addition, on the effective date of the merger; any instrument evidencing or creating any indebtedness or obligation of Tripath, will be canceled and extinguished on the books of Tripath and transferred into the PEDE for treatment in accordance with the Plan.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under “ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION—Risk Factors,” below, and elsewhere in this report.  In some cases, you can identify forward looking statements by terms such as “may,” “intend,” “might,” “should,” “could,” “would,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “potential,” or the negative of these terms, and similar expressions are intended to identify forward-looking statements.  Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  The forward-looking statements in this report are based upon management’s current expectations and beliefs, which management believes are reasonable.

In this report, unless the context indicates otherwise, the terms “Tripath,” “Company,” “we,” “us,” and “our” refer to Tripath Technology Inc., a Delaware corporation.

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operation summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flow during the period ended December 31, 2007.  This discussion and analysis should be read with the consolidated financial statements and financial statement footnotes included in this report.

During the period ended December 31, 2007, we were a “debtor in possession” as a result of the filing on February 8, 2007, of a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Northern District of California.  During the period covered by this report, on December 20, 2007, the Company and Enable Growth Partners LP filed with the bankruptcy court the Third Amended Disclosure Statement Accompanying Third Amended Plan of Reorganization dated December 20, 2007 Proposed by Tripath Technology Inc. and Enable Growth Partners LP, for itself and as agent for the Secured Parties (the “Plan of Reorganization”), which included the proposed merger of Etelos, Incorporated, a Washington corporation (“Etelos”), with and into the Company.  Subsequent to the end of the period covered by this report, on February 1, 2008, the bankruptcy court issued an order confirming approval of the Plan of Reorganization, including the merger and the transfer of all of the Company’s existing assets into a separate bankruptcy estate and the discharge of all of the Company’s liabilities. The overall impact of the confirmed Plan of Reorganization is for the Company to emerge from the bankruptcy proceeding with no assets and no liabilities. As of the effective date of the merger, we will issue 5,000,000 shares in the aggregate of our common stock to our secured creditors and 10,000 shares in the aggregate to our unsecured creditors, and all other issued and outstanding securities of and interests in the Company, including our debentures, stock options (including, but not limited to, all stock options granted to our employees), warrants and other shares of common stock will be canceled and extinguished.  In addition, on the effective date of the merger; any instrument evidencing or creating any indebtedness or obligation of the Company, will be canceled and extinguished.

On April 22, 2008 we entered into an agreement and plan of merger with Etelos (the “Merger Agreement”) pursuant to which Etelos merged with and into the Company, at which time the separate corporate existence of Etelos ceased and the Company continued after the merger as the surviving corporation and changed its name to Etelos, Inc.  Under the terms of the Merger Agreement the shareholders of Etelos will receive common stock of the surviving corporation in exchange for their shares of capital stock of Etelos. In connection with the merger, the Company, as the surviving corporation has succeeded to all of the assets and liabilities of Etelos. The surviving corporation will conduct the business that was previously conducted by Etelos.

Accordingly, this Management’s Discussion and Analysis of Financial Condition and Results of Operation will not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements due to many factors, including but not limited to those set forth under “Risk Factors,” below and “SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS,” above.

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

Allowance for Doubtful Accounts: We provide an allowance for doubtful accounts to ensure trade receivables are not overstated due to un-collectibility. The collectibility of our receivables is evaluated based on a variety of factors, including the length of time receivables are past due, indication of the customer’s willingness to pay, significant one-time events, and historical experience. An additional reserve for individual accounts is recorded when we become aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or substantial deterioration in the customer’s operating results or financial position. If circumstances related to our customers change, then estimates of the recoverability of receivables would be further adjusted.

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

Results of Discontinued Operations

Revenues

We had revenues of $85 thousand for the three months ended December 31, 2007, compared to $3.4 million for the same period in 2006.  Our operations during the three months ended December 31, 2007, consisted solely of the liquidation of inventory on hand.

Gross Profit

Gross loss for the three months ended December 31, 2007, was $(39) thousand or 0%, compared with a gross profit of $2,444 thousand or 72% for the same period in 2006. During the three months ended December 31, 2007, inventory was being liquidated at or below cost to raise funds.

Research and Development

We had no research and development expenses for the three months ended December 31, 2007, compared with $826 thousand for the same period in 2006.  We discontinued research and development activities when we ceased operations in connection with the Plan of Reorganization.

Selling, General and Administrative

Selling, general and administrative expenses were $178 thousand for the three months ended December 31, 2007, compared with $723 thousand for the same period in 2006.  Selling, general and administrative expenses during the three months ended December 31, 2007, related to the administration and wind up of our affairs in connection with the Plan of Reorganization.

Change in Fair Value on Revaluation of Warrant and Conversion Feature Liability.

We had no change in the fair value on revaluation of warrant and conversion liability for the three months ended December 31, 2007 compared to $207 thousand for the same period in 2006.  The warrant and conversion feature liability represents the difference between the fair value of the warrants and conversion feature we issued in connection with our March 3, 2005 private placement on their original issue date and the fair value of those same warrants on December 31, 2007. As the warrants were cancelled during the prior fiscal year, there was no change in value this quarter.

Other Income and Expense.

We had net interest expense of $0 for the three months ended December 31, 2007, compared to a net interest expense of $823 thousand for the same period in 2006.

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

On December 31, 2007, we had $379 thousand in cash and net inventories totaled $20 thousand.  Our working capital deficit at December 31, 2007, was $2.5 million.  In connection with the Plan of Reorganization, Etelos has agreed to pay $100 thousand in connection with the transactions contemplated by the Merger Agreement and cause the surviving corporation to issue an aggregate of $5.0 million shares of its common stock to our secured and unsecured creditors.  We have no other sources of capital available to us.  We intend to use the remaining cash, together with the additional cash and common stock received under the Merger Agreement to pay certain of our expenses and claims under the terms of the Plan of Reorganization.  In connection with the Plan of Reorganization all of our outstanding liabilities will be discharged.

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

Under the terms of the Plan of Reorganization, upon consummation of the merger contemplated by the Merger Agreement and the effectiveness of the Plan of Reorganization, all of our existing outstanding common stock, warrants and options will be cancelled without consideration.

The Plan of Reorganzation provides that it will become effective upon the consummation of our merger with Etelos under the terms of the Merger Agreement.  Under the Plan of Reorganization, certain administrative expenses will be paid in cash, and our creditors will be entitled to receive shares of common stock issued by the surviving corporation in connection with the merger.  Under the terms of the Merger Agreement, each outstanding share of our common stock, and any outstanding option or warrant to purchase our common stock will be cancelled and of no further force or effect.  The Plan of Reorganization does not provide for the payment of any value to holders of our outstanding common stock.

ITEM 3.  CONTROLS AND PROCEDURES

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

On February 8, 2007, we filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Northern District of California, Case No. 07-50358.  Since that date we have not had any material operations or employees.  As such, we do not maintain disclosure controls and procedures designed to ensure that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Our company (as a “non-accelerated filer”) is not now subject to the requirements of Section 404(b) of SOX, which requirements, subject to change, are now scheduled to be effective for fiscal years ending on or after December 15, 2008.  Under Section 404(b), our auditors will be required to perform an audit of management’s assessment of the effectiveness of our internal control over financial reporting intended to enable us to issue a report, based on our audit, containing their opinions on both management’s assessment and on the effectiveness of our internal control over financial reporting. Section 404(a) of the SOX, however, requires management to conduct and report upon its own assessment of a company’s internal control over financial reporting for fiscal years ending on or after December 15, 2007, and, accordingly, places substantial responsibility on management to perform considerable work in preparing for this activity, not only in the design and conduct of its testing and other assessment procedures in developing adequate, detailed documentation of the company’s internal control policies and procedures, but also the procedures applied by management in conducting its assessment and the results thereof. With respect to such preparation only, but not with respect to performing management’s assessment procedures, our auditors are available to provide only limited assistance in documenting and making recommendations to management regarding internal controls, subject to advance approval of the audit committee or equivalent financial oversight or governance body, but only to the extent that, in their sole judgment, our auditors believe their independence will not be impaired.  We will be implementing disclosure controls and procedures over the course of the current fiscal year.

PART II — OTHER INFORMATION

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit No.	Description
31.1*	Certification of Periodic Report by the Principal Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Periodic Report by the Principal Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C, Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C, Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Filed as an exhibit to this report

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 24, 2008	TRIPATH TECHNOLOGY INC.

By:	/s/ David S.G. Mackenzie
David S.G. Mackenzie
Vice President & Chief Financial Officer and Chief Accounting Officer