Form 10-Q
period 2008-03-31
ETELOS, INC.
filed 2008-05-15
CIK 1045739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number 000-31081

ETELOS, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	77-0407364
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1900 O’Farrell St., Suite 320, San Mateo, CA 94403

(Address of principal executive offices)

(425) 458-4510

(Issuer’s telephone number)

Tripath Technology, Inc.

46560 Fremont Blvd., Suite 109, Fremont, CA 94538

Former Fiscal Year – September 30

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

YES ☐ NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	YES ☐ NO ☒

On March 31, 2008, the registrant had outstanding 7,540,413 shares of $0.01 par value common stock, its only class of common equity.

EXPLANATORY NOTE

On April 23, 2008, Tripath Technology Inc., a Delaware corporation (“Tripath”), filed a Current Report on Form 8-K announcing, among other things, that Etelos, Incorporated, a Washington corporation (“Etelos-WA”), merged with and into Tripath (the “Merger”), and that the surviving corporation changed its name to Etelos, Inc. and its fiscal year to December 31.  The effective date of the Merger was April 22, 2008 and Etelos, Inc., as the surviving corporation, will conduct the business and operations previously conducted by Etelos-WA.  Accordingly, the transaction was accounted for as a reverse merger; the description of the business contained in this report as well as the one contained in the financial statements reflect the operations of Etelos-WA for the quarterly period ended March 31, 2008.

In connection with the Merger, all outstanding shares of Etelos-WA common stock were converted into shares of Etelos, Inc. common stock on a three for one ratio: one share of Etelos Inc. common stock for every three shares of common stock of Etelos-WA.  Information concerning number of shares outstanding for Etelos-WA, including the conversion prices and number of shares issuable upon conversion of preferred stock and other convertible securities, has been adjusted to reflect this conversion ratio as if it had occurred at the beginning of the quarterly period.

Also in connection with the Merger, (i) all outstanding shares of preferred stock of Etelos-WA were converted in to shares of common stock of Etelos, Inc., and (ii) Etelos, Inc. issued an aggregate of 5,010,000 shares of its common stock to the secured and unsecured creditors of Tripath.  These transactions are treated in this report as subsequent events.

PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS (UNAUDITED)

ETELOS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$916	$928
Accounts receivable, net	12	—
Prepaid expenses and other current assets	311	21
Total current assets	1,239	949

Property and equipment, net	79	50
Other assets	119	41

Total assets	$1,437	$1,040

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	309	249
Accounts payable related parties	2	56
Accrued payroll and related expenses	649	514
Other accrued expenses	362	244
Current portion notes payable, net of discounts	4,713	3,166
Current portion notes payable to related parties	95	187
Current portion capital leases	17	16
Total current liabilities	6,147	4,432

Long-term notes payable, net of discounts	1,252	889
Long-term notes payable to related parties	651	629
Long-term capital leases	32	36

Total liabilities	8,082	5,986

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.01 par value: 50,000,000 shares authorized with liquidation preferences
Series A: 4,166,667 shares authorized; 22,167 shares issued and outstanding	—	—
Series B: 7,500,000 shares authorized; 40,000 shares issued and outstanding	—	—
Series C: 20,000,000 shares authorized; 1,482,604 shares issued and outstanding	15	15
Common stock, $0.01 par value: 250,000,000 shares authorized; issued and outstanding - 7,540,413 at March 31, 2008 and 6,791,313 at December 31, 2007	75	68
Additional paid-in capital	5,931	5,405
Accumulated deficit	(12,666)	(10,434)
Total stockholders’ deficit	(6,645)	(4,946)

Total liabilities and stockholders’ deficit	$1,437	$1,040

The accompanying notes are an integral part of these financial statements.

ETELOS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2008	2007

Revenue	$24	$105
Cost of revenue	101	55
Gross profit (loss)	(77)	50

Operating expenses:
Research and development	1,193	262
Sales and marketing	293	72
General and administrative	470	45
Total operating expenses	1,956	379

Loss from operations	(2,033)	(329)

Interest expense, net	(199)	(40)
Loss before taxes	(2,232)	(369)

Provision for income taxes	—	—

Net loss	$(2,232)	$(369)

Basic and diluted net loss per share	$(0.30)	$(0.11)

Weighted average number of common shares used in computing basic and diluted net loss per share	7,358	3,502

The accompanying notes are an integral part of these financial statements.

ETELOS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2008	2007

Cash flows from operating activities:
Net loss	$(2,232)	$(369)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5	3
Amortization of notes discount	65	—
Changes in operating assets and liabilities:
Accounts receivable, net	(12)	7
Prepaid expenses and other current assets	(290)	(30)
Other assets	(78)	—
Accounts payable	89	(7)
Accounts payable related parties	(54)	(9)
Accrued payroll and related expenses	135	60
Other accrued expenses	118	(22)

Net cash used in operating activities	(2,254)	(367)

Cash flows from investing activity:
Purchases of property and equipment	(34)	—

Net cash used in investing activities	(34)	—

Cash flows from financing activity:
Proceeds from notes payable	2,000	362
Payment of notes payable	(111)	—
Proceeds from (payments of) notes payable to related parties	(70)	33
Payment of capital leases	(3)	(3)
Net change in line of credit	—	(2)
Proceeds from issuance of common stock	460	—

Net cash provided by financing activities	2,276	390

Net increase (decrease) in cash and cash equivalents	(12)	23

Cash, and cash equivalents, beginning of period	928	15

Cash, and cash equivalents, end of period	$916	$38

Supplemental disclosure of cash flow information:
Cash paid for interest	$20	$—

Supplemental disclosure of non-cash financing activities:
Issuance of detachable warrants	$76	$42
Reclassification of accounts payable to notes payable	$29	$—
Issuance of convertible debentures for receivables	$—	$200
Acquisition of equipment under capital leases	$—	$42

The accompanying notes are an integral part of these financial statements.

ETELOS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Organization

On April 23, 2008, Tripath Technology Inc., a Delaware corporation (“Tripath”), filed a Current Report on Form 8-K announcing, among other things, that Etelos, Incorporated, a Washington corporation (“Etelos-WA”), merged with and into Tripath (the “Merger”), and that the surviving corporation changed its name to Etelos, Inc. and its fiscal year to December 31.  The effective date of the Merger was April 22, 2008, and Etelos, Inc., as the surviving corporation, will conduct the business and operations previously conducted by Etelos-WA.  Accordingly, the transaction was accounted for as a reverse merger; the description of the business contained in this report as well as the one contained in the financial statements reflect the operations of Etelos-WA for the quarterly period ended March 31, 2008.

As used herein, unless the context requires otherwise, the terms the “Company,” “we,” “us,” “our” or “Etelos” refers to Etelos, Inc., the corporation that survived the Merger.

Etelos-WA was incorporated in the State of Washington on May 6, 1999. Etelos is a leading provider of software productivity solutions that assist organizations to effectively use Web Applications.  Etelos provides a revolutionary Software-as-a-Service ecosystem for building, distributing and using Web Applications, including a marketplace to deploy and support them; giving businesses choices in applications, hosting and support services to cost effectively accomplish their goals. Subsequent to the quarter end, Etelos was re-incorporated in the state of Delaware (Note 10).

2. Basis of Presentation

The unaudited condensed interim financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary to state fairly the Company’s financial position, results of operations and cash flows for the periods presented. These interim financial statements should be read in conjunction with the financial statements and footnotes thereto for the fiscal years ending December 31, 2007 and 2006, included on Form 8-K filed April 23, 2008, and Form 8-K/A filed April 25, 2008 by Tripath. The results of operations for the three months ended March 31, 2008, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year.

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

3. Going Concern

The financial statements have been prepared by us with the assumption that we will continue as a going concern.  We have experienced recurring losses, which raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might arise should we be unable to continue as a going concern.

Management has supported current operations by raising additional operating cash through the private sale of convertible debentures. This has provided us with the cash inflows to continue our business plan, but have not resulted in significant improvement in our financial position. Alternatives to address the cash flow situation include (1) raising capital through additional sale of common stock and/or debentures and (2) reducing cash operating expenses to levels that are in line with current revenues.

The first alternative could result in substantial dilution to existing shareholders. There can be no assurance that our current financial position can be improved, that we can raise additional working capital, or that we can achieve positive cash flows from operations. Our long-term viability as a going concern is dependent upon our ability to (1) locate sources of debt or equity funding to meet current commitments and near-term future requirements and (2) achieve profitability and ultimately generate sufficient cash flow from operations to sustain our continuing operations.

4. Summary of Significant Accounting Policies

Cash and Cash Equivalents

Investment securities with maturity of ninety days or less at the time of purchase are considered cash equivalents.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and generally do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the statements of cash flows.

Allowance for Doubtful Accounts

We provide, when appropriate, an allowance for doubtful accounts to ensure trade receivables are not overstated due to un-collectability. The collectability of our receivables is evaluated based on a variety of factors, including the length of time receivables are past due, indication of the customer’s willingness to pay, significant one-time events, and historical experience. As of March 31, 2008, and December 31, 2007, there was no allowance for doubtful accounts.

Deferred Revenue

Deferred revenue represents money received but not recognized as revenue because the work has not been completed or the software subscription has not been fully delivered, and therefore is deferred until the work is completed or the software subscription is fully delivered when it is then recognized.  We do not have a concentration of risk in any one account as subscriptions tend to be subscribed to by many individual subscribers as compared to a small number of large enterprises.

Property and Equipment

Property and equipment are stated at historical cost less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which we currently believe to be three years. Fixed assets are composed of computer equipment with accumulated depreciation of $26.0 thousand and $20.0 thousand as of March 31, 2008, and December 31, 2007, respectively.

Fair Value of Financial Instruments

Our balance sheets include the following financial instruments: cash, accounts receivable, accounts payable, and accrued liabilities. We consider the carrying amount of working capital items to approximate the fair value for these financial instruments because of the relatively short period of time between origination of the instruments and their expected realization.

Internal Use Software

We capitalize internally developed software costs in accordance with the Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1).  We also capitalize software development costs in accordance with SFAS NO. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (SFAS 86) under which certain software development costs incurred subsequent to the establishment of the technological feasibility may be capitalized and amortized over the estimated useful life of the related products.   The intangible asset costs, if any, are amortized on a straight-line basis over the estimated useful life of the software, once it is available for its intended use.  We had fully amortized all internally developed software costs as of December 31, 2006. No expenditures during the three months ending March 31, 2008 and 2007 qualified for capitalization.

Revenue Recognition

Revenues are recognized on licensing transactions and product sales using the criteria in Securities and Exchange Commission Staff Accounting Bulletin 104, “Revenue Recognition in Financial Statements” (SAB 104).  For revenue transactions that involve software or software related products, we recognize revenue under the guidance established by Statement of Position No. 97-2, “Software Revenue Recognition” (SOP 97-2).  Both SAB 104 and SOP 97-2 state that revenue must be recognized when persuasive evidence of an arrangement exists, delivery of the product or performance of the service has occurred, no significant obligations with regard to implementation or integration exist, the fee is fixed or determinable and collectability is reasonably assured.  Arrangements for which the fees are not deemed reasonably assured for collection are recognized upon cash collection.

We provide Web Applications as a subscription service using the Software-as-a-Service (SaaS) or software-on-demand business model.  Revenues from subscriptions are generally collected and recognized in the period invoiced.  However, if the subscription collected upon be for more than one period in advance, the revenue is deferred and recognized ratably over the number of excess periods reflected by the advance payment.

Research and Development

Research and development expenses consist primarily of salaries, payroll taxes, benefits, and related expenditures for technology, software development, project management, and support personnel. Costs related to the development of new products and enhancements to existing products are expensed as incurred.

Stock Based Compensation

On January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (FAS 123R), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise. The statement eliminates the ability to account for share-based compensation transactions, as we formerly did, using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25,  “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expense in our statements of operations.

Under FAS 123(R), we are required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard, which includes a lattice model and the Black-Scholes Merton model. For all new stock based compensation awards granted starting January 1, 2006, and for any modification, cancellation, or repurchase of awards granted prior to January 1, 2006, we recorded compensation cost in the statement of operations based on the fair value of the award for the requisite service period. We adopted the Black-Scholes Merton model. The adoption of FAS 123(R), applying the “modified prospective method,” as elected by us, requires us to value stock options as of January 1, 2006, the first day of our fiscal year 2006. FAS 123(R) requires us to estimate forfeitures in calculating the expense relating to share-based compensation as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur. This resulted in $128 and $0 of expense for the quarters ending March 31, 2008 and 2007, respectively.

FAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to our loss position, there were no such tax benefits during the quarters ended March 31, 2008 and 2007. Prior to the adoption of FAS 123(R), those benefits would have been reported as operating cash flows had we received any tax benefits related to stock option exercises.

Share-Based Compensation Information under FAS No. 123(R)

The weighted-average fair value of stock-based compensation is based on the single option valuation approach and is estimated on the date of grant using a Black-Scholes Merton based option valuation model. The fair value of forfeitures is an estimate and no dividends have been declared. The fair value of options granted during the three months ended March 31, 2008, were calculated based on the following average assumptions:

Estimated fair value	$0.23
Expected lives in years	7
Volatility	55%
Risk-free interest rate	3.19%
Dividend yield	0%

We used estimated volatility of comparable public companies to estimate the expected volatility used for the Black-Scholes Merton model. The risk-free interest rate assumption is based upon the US Treasury yield. We historically have not declared dividends and therefore the dividend yield was assumed to be zero in the model.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (FAS 109) which utilizes the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Net Loss per Share

Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common stock outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common stock and dilutive potential common stock outstanding. The calculation of diluted net loss per share excludes potential common stock if the effect is anti-dilutive. Potential common stock consists of incremental common stock issuable upon the exercise of stock options, shares issuable upon conversion of convertible preferred stock, common stock issuable upon the exercise of common stock warrants, and common stock issuable upon the conversion of convertible debentures. As their effect is antidilutive, 4,717,333 options and 222,222 warrants have been excluded from this calculation.

The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share amounts):

	For the three months ended
	March 31,
	2008	2007

Numerator:
Net loss	$(2,232)	$(369)

Denominator:
Weighted average common stock	7,358	3,502

Net loss per share:
Basic and dilubted	$(0.30)	$(0.11)

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Segment Reporting

We have one operating segment because we are not organized into multiple segments for the purpose of making operating decisions or for assessing performance. The chief operating decision maker evaluates performance, makes operating decisions, and allocates resources based on financial data consistent with the presentation in the accompanying financial statements.

5. Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) which supplements Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes,” (FAS 109) by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires the tax effect of a position to be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, then no benefits of the position are recognized. If the tax position is considered more-likely-than-not to be sustained, then the amount to record is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. This is a different standard for recognition than was previously required. The more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment is recorded directly to opening retained earnings in the period of adoption and reported as a change in accounting principle. We have not yet adopted FIN 48 but do not expect it to have a material impact.

In September 2006, the Securities and Exchange Commission published Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). The interpretations in SAB 108 are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice to build up improper amounts on the balance sheet. This guidance applies to fiscal years ending after November 15, 2006 and early application in interim periods is encouraged. The adoption of SAB 108 did not have an effect on the our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (FAS 157) which defines fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. FAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. FAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We are currently evaluating the impact of FAS 157, but do not expect the adoption of FAS 157 to have a material impact our financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities ” (FAS 159) which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of FAS 159 to have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (FAS 141R), which requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired, FAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. We have not yet determined the effect on our financial statements, if any, upon adoption of FAS 141R.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an notital amendment of ARB No. 51 (FAS 160), which clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. FAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We have not yet determined the effect on our financial statements, if any, upon adoption of FAS 160.

6. Stock-based compensation

The following table summarizes stock option activity under the Company’s stock option plans:

Outstanding at December 31, 2007	4,097,083
Granted	627,000
Exercised	(3,750)
Cancelled	(3,000)
Outstanding at March 31, 2008	4,717,333

Total cash received as a result of options exercised during the quarter ended March 31, 2008 was $225 dollars. There were no equity instruments granted under share-based payment arrangements and therefore there was no cash used to settle any equity instrument. We do not plan to repurchase any shares during the remainder of 2008.

7. Convertible Debt and Warrant Liability

During the period October 2006 to June 2007, we issued 20 percent convertible notes with detachable warrants with a value of $850.0 thousand. The notes mature on June 1, 2008, with interest due and payable on October 1, 2007, and the last day of each calender quarter thereafter, through the maturity date. At our option, upon the closing of a Series D preferred stock offering having aggregate gross proceeds not less than $7.0 million, excluding the proceeds collected in connection with this financing, note holders may elect to convert the outstanding principal and the accrued and unpaid interest into Series E preferred stock at the purchase price per Series E preferred stock. In addition, a mandatory conversion provision would be triggered by the closing of a public offering at a conversion price equal to or greater than the note conversion price. There is a provision for a conversion price adjustment which would be triggered upon a stock split, reverse stock split, or issuance of stock dividends, whereby the conversion price would be adjusted to ensure that the holder would be receiving the same number of shares, as though the conversion right had been exercised prior to the triggering event. To support this, we are required to reserve, at all the times, the number of authorized unissued shares such that we have enough shares to issue in the event that the conversion right is exercised.

In addition to the notes, the investors received warrants to purchase up to 283,333 shares of our common stock. The warrants carry an exercise price of $0.09, and terminate upon the earlier of (i) 3 years from the date of issuance; (ii) a public offering; or (iii) the closing of an acquisition of the Company. As of March 31, 2008, 283,333 of the warrants had been exercised. The warrants were determined to have de minimus value at the issuance date.

During the period August 2007 to October 2007, we issued 6 percent convertible notes at an original issue discount of 10 percent with detachable warrants and a face value of $3,326,400. These notes mature on March 31, 2009, with interest due and payable on February 1, 2008, and on the last day of each calendar quarter thereafter. We are required to make payments on the outstanding principal balance beginning September 1, 2008 and on the 1st day of each calendar quarter thereafter. The default interest rate is 8 percent. There are 1,008,000 detachable warrants, each of which carry an exercise price of $1.20 and a term of 5 years. At March 31, 2008, 974,667 of the warrants have been exercised. The warrants were determined to have de minimus value at the issuance date. The notes have the following conversion features into our capital stock: (i) at the our option upon the closing of a referred Series D round at $0.75 per share, and (ii) mandatory conversion upon; (a) closing of Series E Preferred Stock offering, no later than January 31, 2008, having aggregate gross proceeds to the Company of not less than $5.0 million, (b) closing of public offering at a conversion rate of $0.75 per preferred share, or (c) a change of 40 percent of the control, at a conversion rate of $0.75 per preferred share. The conversion price on these notes has an anti-dilution provision and adjustments for stock splits or stock dividends. The conversion feature also has a reset provision upon a future sale or issuance of equity instruments at a lower price. The Company analyzed this provision under ETTF 05-04 and, although the debt is unconventional, the reset provision is deemed within their control and therefore it qualified as equity under ETTF 00-19. The Company is obligated to reserve, at all the times, a sufficient number of authorized unissued conversion shares.

In addition the investors received 1,008,000 warrants at an exercise price of $0.12 with a term of 60 months and termination at the earlier of: (i) 5 years, or automatically terminated upon the Company, (ii) public offering, (iii) sale of the Company, or (v) change in control.

The conversion features for both convertible notes issued in the October 2006 and the August 2007 Private Placements have been evaluated under FAS 150, FAS 133, and EITF 00-19 and are deemed not to be an imbedded derivative and any value attributable to these features would be classified as equity.

Immediately prior to the effective time of the Merger, substantially all of the notes and warrants issued by the Company in the October 2006 and the August 2007 Private Placements were converted or exercised, as the case may be, into shares of common stock of the Company.  See Subsequent Events in Note 10 below.

January 2008 Private Placement

On January 31, 2008, we entered into a securities purchase agreement with three unaffiliated institutional investors for the sale of 6 percent secured convertible debentures and common stock purchase warrants.  We refer to this transaction as our January 2008 Private Placement.  In this transaction we issued an aggregate of $2.0 million principal amount of debentures and warrants to purchase an aggregate of 222,222 shares of our common stock.  This transaction resulted in net proceeds of $1.9 million. Debt issuance costs of $85.2 thousand were capitalized and are amortized using the effective interest method.

The warrants are three year warrants to purchase shares of our common stock at a price of $1.80 per share, subject to adjustment, including full-ratchet anti-dilution protection.  As of April 23, 2008, none of these warrants had been exercised. The warrants were determined to have a value of $72.5 thousand at issuance, using a Black-Scholes valuation model with a 55 percent volatility and 3.3 percent risk free rate.

The following summarizes the terms of the January debentures:

•                                          Term.  The debentures are due and payable on January 31, 2010.

•                                          Interest.  Interest accrues at the rate of 6 percent per annum and is payable semiannually on January 1 and July 1, commencing on July 1, 2008.

•                                          Monthly Principal Payments.  Monthly principal payments equal to 1/18th of the principal amount begin on the earlier of (i) the 1st of the month that follows the effective date of the registration statement we filed to cover the resale of the common stock underlying the debentures, and (ii) November 1, 2008.

•                                          Payments of Principal and Interest.  We have the right to pay interest and monthly principal payments in cash, or upon notice to the holders and compliance with certain equity conditions, including having a currently effective registration statement covering the shares of common stock issuable upon conversion of the debentures, we can pay all or a portion of any such payment in common stock valued at a price equal to the lesser of the then effective conversion price (currently $1.35) or 85 percent of the average of the volume weighted average price, or VWAP, per share for our common stock for the 10 consecutive trading days immediately prior to the applicable payment date.

•                                          Early Redemption.  We have the option to redeem the debentures before their maturity by payment in cash of 120 percent of the then outstanding principal amount plus accrued interest and other charges.  To redeem the debentures we must meet certain equity conditions, including having a currently effective registration statement covering the shares of common stock issuable upon conversion of the debentures.  The payment of the debentures would occur on the 10th day following the date we gave notice to the holders of our intent to redeem the debentures.  We agreed to honor any notices of conversion that we receive from a holder before the date we pay off the debentures.

•                                          Voluntary Conversion by Holder.  The debentures are convertible at anytime at the discretion of the holder at a conversion price per share of $1.35, subject to adjustment including full-ratchet anti-dilution protection, and subject to a cap on the beneficial ownership of our shares of common stock by the holder and its affiliates following such conversion.

•                                          Forced Conversion.  Subject to compliance with certain equity conditions, including having a currently effective registration statement covering the shares of common stock issuable upon conversion of the debentures and subject to the applicable cap on the beneficial ownership of our shares of common stock by the holder and its affiliates following such conversion, we also have the right to force conversion of the debt if the average of the VWAP for our common stock exceeds $3.39 for 20 trading days out of a consecutive 30 trading day period.

The January debentures impose certain covenants on us, including restrictions against incurring additional indebtedness, creating any liens on our property, amending our certificate of incorporation or bylaws, redeeming or paying dividends on shares of our outstanding common stock, and entering into certain related party transactions.  The debentures define certain events of default, including, without limitation, failure to make a payment obligation, failure to observe other covenants of the debenture or related agreements (subject to applicable cure periods), breach of representation or warranty, bankruptcy, default under another significant contract or credit obligation, delisting of our common stock, a change in control, failure to secure and maintain an effective registration statement covering the resale of the common stock underlying the debentures and the warrants, or failure to deliver share certificates in a timely manner.  In the event of default, the holders of the debentures have the right to accelerate all amounts outstanding under the debenture and demand payment of a mandatory default amount equal to 130 percent of the amount outstanding plus accrued interest and expenses.

In connection with our January 2008 Private Placement, we also entered into a registration rights agreement with the institutional investors, pursuant to which we agreed to file a registration statement covering the resale of the shares of common stock that may be issued to such investors upon the conversion of the debentures, payment in kind, and the exercise of the related warrants.  We agreed to maintain the effectiveness of the registration statement (subject to certain limitations) for a period of time until the holders can sell the underlying common stock without volume restrictions under Rule 144 of the Securities Act of 1933, or the Securities Act. If the registration statement is not declared effective by an agreed to date, or if we fail to maintain the effectiveness of the registration statement, we are required to pay to each investor, as partial liquidated damages, cash equal to 1.0 percent of the aggregate purchase price paid by such investor for the securities purchased in the financing and then held by such investor, and must pay to such investor 1.0 percent for each subsequent 30-day period that the default remains uncured, up to a maximum aggregate liquidated damages amount of 10 percent of the aggregate purchase price paid by such investor in our January 2008 Private Placement.  We have determined that it is not probable that there will be any damages and accordingly have not estimated any provision for default.

The conversion features for the convertible notes have been evaluated under FAS 150, FAS 133, and EITF 00-19 and have been deemed not to be embedded derivatives. Therefore, any value attributable would be classified as equity.

8. Notes Payable Related Parties

We previously entered into a series of unsecured loan transactions with relatives of our executive chairman and chief technology officer.  On December 30, 2007, in connection with settlement of the loans, we entered into three unsecured promissory notes with an aggregate original principal amount of $815,827, each of which will become secured by certain presently unidentified assets of the Company if and when Daniel J.A. Kolke is no longer an employee nor a member of our board of directors.  Such security interest, if granted, would be subordinated to any and all bank debt or convertible corporate debt.  These three notes are outstanding in an aggregate balance of $745,500 as of March  31, 2008.

9. Credit Facility

In October 2007, we entered into a one year credit facility with Bridge Bank which provides for borrowing of up to $250.0 thousand  at an annual interest rate equal to the bank’s prime rate plus 2.5 percent. The credit facility is collateralized by substantially all of our assets and expires in October 2008.  The credit facility contains financial and reporting covenants that require us to maintain certain financial ratios only when we have an outstanding balance. The facility has monthly repayment terms of both interest and principal amortized over an imputed 12 month period.  We issued warrants to Bridge Bank to purchase up to 10,417 shares of our common stock at an exercise price of $1.20 per share in connection with this facility.  There was no borrowing under this facility during the quarter ending March 31, 2008.

10. Subsequent Events

April 2008 Private Placement

On April 22, 2008, we entered into a securities purchase agreement with two unaffiliated institutional investors for the sale of 6 percent convertible debentures and common stock purchase warrants.  We refer to this transaction as our April 2008 Private Placement.  In this transaction we issued $3.5 million of debentures plus warrants to purchase an aggregate of up to 129,630 shares of our common stock.  The warrants have a term of three years and an exercise price of $1.80 per share, subject to adjustment, including full-ratchet anti-dilution protection.  This transaction resulted in net proceeds to us of $3.4 million.

In this report we may refer to the debentures we issued in our April 2008 Private Placement as our April debentures.  The following summarizes the terms of our April debentures and is qualified by reference to a copy of the debenture which is filed as an exhibit to our registration statement on Form S-1 filed with the SEC on May 8, 2008:

•	Term. The debentures are due and payable on April 30, 2010.

•	Interest. Interest accrues at the rate of 6 percent per annum and is payable semiannually on January 1 and July 1, commencing on July 1, 2008.

•

Monthly Principal Payments. Monthly principal payments equal to 1/18th of the principal amount due under each debenture begin on the earlier of (i) the 1st of the month that follows the effective date of the registration statement we filed to cover the resale of the common stock underlying the debentures, and (ii) November 1, 2008.

•

Payments of Principal and Interest. We have the right to pay interest and monthly principal payments in cash or, upon notice to the holders and compliance with certain equity conditions, we can pay all or a portion of any such payment in common stock valued at a price equal to the lesser of the then effective conversion price (currently $1.35) or 85 percent of the average of the volume weighted average price, or VWAP, per share for our common stock for the 10 consecutive trading days immediately prior to the applicable payment date.

•

Early Redemption. We have the option to redeem the debentures before their maturity by payment in cash of 120 percent of the then outstanding principal amount plus accrued interest and other charges. To redeem the debentures we must meet certain equity conditions, including having an effective registration statement covering the sale by the investors of the shares of our common stock issued upon conversion of the debentures. The payment of the debentures would occur on the 10th day following the date we gave notice to the holders of our intent to redeem the debentures. We agreed to honor any notices of conversion that we receive from a holder before the date we pay off the debentures.

•

Voluntary Conversion by Holder. The debentures are convertible at anytime at the discretion of the holder at a conversion price per share of $1.35, subject to adjustment including full-ratchet anti-dilution protection, and subject to a cap on the beneficial ownership of our shares of common stock by the holder and its affiliates following such conversion.

•

Forced Conversion. Subject to compliance with certain equity conditions, including having an effective registration statement covering the sale by the investors of the shares of our common stock issued upon conversion of the debentures, and subject to the applicable cap on the beneficial ownership of our shares of common stock by the holder and its affiliates following such conversion, we also have the right to force conversion if the average of the VWAP for our common stock exceeds $3.39 for 20 trading days out of a consecutive 30 trading day period.

•	Security. The debentures are secured by all of our assets under the terms of a security agreement we entered into with the investors.

The April debentures impose certain covenants on us, including restrictions against incurring additional indebtedness, creating any liens on its property, amending its certificate of incorporation or bylaws, redeeming or paying dividends on shares of our outstanding common stock, and entering into certain related party transactions.  The debentures define certain events of default, including without limitation failure to make a payment obligation, failure to observe other covenants of the debenture or related agreements (subject to applicable cure periods), breach of representation or warranty, bankruptcy, default under another significant contract or credit obligation, delisting of our common stock, a change in control, failure to secure and maintain an effective registration statement covering the resale of the common stock underlying the debentures and the warrants, or failure to deliver share certificates in a timely manner.  In the event of default, the holders of the debentures have the right to accelerate all amounts outstanding under the debenture and demand payment of a mandatory default amount equal to 130 percent of the amount outstanding plus accrued interest and expenses.

The warrants we issued in our April 2008 Private Placement, none of which have been exercised to date, are substantially identical to the warrants we issued in our January 2008 Private Placement.

We have also entered into an amendment to the registration rights agreement we entered into in connection with our January 2008 Private Placement to provide that the registration statement we would file to cover the resale of the shares of our common stock that may be issued upon the conversion of the debentures, payment in kind, and the exercise of the warrants issued in our January 2008 Private Placement would also include the shares of our common stock that may be issued upon the conversion of the April debentures, payment in kind, and the exercise of the related warrants. A registration statement was filed May 8, 2008.

Equity Transactions

During April, 2008 we converted (i) $750 thousand of convertible notes issued in our October 2006 Private Placement into 3,000,000 shares of common stock at a conversion price of $0.25 per share and (ii) $1,540,911 of 6 percent convertible debt issued in our August 2007 Private Placement into 6,163,644 shares of common stock at $0.25 per share.

In connection with the Merger discussed below, in April 2008, 22,167 shares of Series A Preferred, 40,000 shares of Series B Preferred and 1,482,604 shares of Series C Preferred were converted into our common stock as follows:

Series A	22,167
Series B	40,000
Series C	1,482,604

Reverse Merger Transaction

On April 23, 2008, Etelos, Incorporated, a Washington corporation (“Etelos-WA”), merged with and into Tripath Technology, Inc., a Delaware corporation (the “Merger”).  Prior to the Merger, Tripath Technology, Inc. had been a debtor-in-possession in a Chapter 11 bankruptcy proceeding in the United States Bankruptcy Court for the Northern District of California.  In connection with the bankruptcy proceeding, all assets of Tripath were transferred to a trustee for liquidation and all liabilities of Tripath were discharged.  Accordingly, at the time of the Merger, Tripath had no assets or liabilities.

The surviving corporation in the Merger changed its name to Etelos, Inc. and its fiscal year to December 31.  Etelos, Inc., as the surviving corporation, will conduct the business and operations previously conducted by Etelos-WA.

In connection with the Merger, all outstanding shares of Etelos-WA common stock were converted into shares of Etelos, Inc. common stock on a one for three ratio; one share of Etelos Inc. common stock for every three shares of common stock of Etelos-WA.  Also in connection with the Merger, (i) all outstanding shares of preferred stock of Etelos-WA were converted in to shares of common stock of Etelos, Inc. and (ii) Etelos, Inc. issued an aggregate of 5,010,000 shares of its common stock to the secured and unsecured creditors of Tripath Technology, Inc. After the transaction, there are 22,719,634 shares of Etelos, Inc. common stock outstanding. As the shareholders of Etelos-WA received the majority of the outstanding shares after the transaction, the transaction was accounted for as a reverse merger. Accordingly, the historical financial statement, are those of Etelos-WA.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under “PART II — OTHER INFORMATION — ITEM 1A — Risk Factors,” below, and elsewhere in this report.  In some cases, you can identify forward looking statements by terms such as “may,” “intend,” “might,” “should,” “could,” “would,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “potential,” or the negative of these terms, and similar expressions are intended to identify forward-looking statements.  Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  The forward-looking statements in this report are based upon management’s current expectations and beliefs, which management believes are reasonable.

In this report, unless the context indicates otherwise, the terms “Etelos,” “Company,” “we,” “us,” and “our” refer to Etelos, Inc., a Delaware corporation, as the surviving corporation of the merger between Tripath Technology, Inc., a Delaware corporation, and Etelos Incorporated, a Washington corporation.

OVERVIEW

The following discussion and analysis provides a summary of the significant factors affecting our operating results, financial condition, liquidity and cash flow during the period ended March 31, 2008.  This discussion and analysis should be read with the financial statements and financial statement footnotes included in this report.

Business

We are a leading provider of software solutions that assist organizations to effectively use Web Applications to accomplish their goals.  We provide a revolutionary Software-as-a-Service (SaaS) ecosystem for building, distributing, and using Web Applications, including a marketplace to deploy and support them; giving businesses choices in Web Applications, hosting, and support services to cost effectively accomplish their goals.

We have developed products for Web Applications, which include open standards-based tools for Web developers, businesses and individual users such as the Etelos Application Server™ (EAS™) and the Etelos Development Environment™ (EDE™).  EAS and EDE support many common programming languages and also support the English Application Scripting Engine (EASE™), a simple-to-use open standards-based scripting language developed by us.  In order to support broader adoption of our products, EASE and other components of the EDE are provided to developers and users at market appropriate pricing.  This is done to support the development of new Web Applications and the migration of existing Web Applications into the Etelos™ ecosystem where there are tools and other support mechanisms for the marketing, distribution, sales and support of these applications.  We generally receive a transaction fee, subscription fee or a license fee for transactions that occur within the Etelos ecosystem via the Etelos Marketplace™.

The Etelos Marketplace supports and encourages communities of developers, distributors, and consumers to expand their offerings, collaborate on new ideas and improvements, and provide scalable solutions using Web Applications available to others.

Critical Accounting Policies Involving Management Estimates and Assumptions

Our discussion and analysis of our financial condition and results of operations is based on our financial statements.  In preparing our financial statements in conformity with accounting principles generally accepted in the United States, we must make a variety of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses.  We have identified the following accounting policies that we believe require application of management’s most subjective judgments, often requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Allowance for Doubtful Accounts

We provide, when appropriate, an allowance for doubtful accounts to ensure that our trade receivables are not overstated due to un-collectibility. The collectibility of our accounts receivables is evaluated based on a variety of factors, including the length of time receivables are past due, indication of the customer’s willingness to pay, significant one-time events and historical experience.

Revenue Recognition

We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, or SAB 104, “Revenue Recognition in Financial Statements “. We recognize revenue when all of the following criteria are met: 1) there is persuasive evidence that an arrangement exists, 2) delivery of goods has occurred, 3) the sales price is fixed or determinable, and 4) collectibility is reasonably assured.

Internal Use Software

The Company capitalizes internally developed software costs in accordance with the Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1). The Company also capitalizes software development costs in accordance with SFAS NO.86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (FAS 86) under which certain software development costs incurred subsequent to the establishment of the technological feasibility may be capitalized and amortized over the estimated useful life of the related products. The intangible asset costs, if any, are amortized on a straight-line basis over the estimated useful life of the Software, once it is available for its intended use.

Our significant accounting policies are described in more detail in the notes to financial statements included elsewhere in this filing.  If actual results differ significantly from our estimates and projections, then there could be a material effect on our financial statements.  Please see “Note 4. Summary of Significant Accounting Policies” to our financial statements included in this report.

Results of Operations

Fluctuations in Operating Results

We are in the early stages of our operations. Our results of operations are likely to fluctuate from period to period.  We anticipate that our quarterly and annual results of operations will be impacted for the foreseeable future by several factors, including the timing and volume of sales of our products.  Due to these factors, each of which will have a substantial impact on our future operations, we believe that the period-to-period comparisons of our operating results are not a good indication of our future performance.

Three Months Ended March 31, 2008 Compared with Three Months Ended March 31, 2007

Revenues

Revenues were $23.6 thousand and $104.8 thousand for quarters ending March 31, 2008 and 2007, respectively. Revenues decreased by $81.2 thousand, or 77.1 percent, in the three months ending March 31, 2008, compared to same period in 2007.  The decrease in revenues is due in part to reductions in revenues generated from the sale of newsletters and related hosting services.  In addition, as the quarter ending March 31, 2007, was the first quarter of our sales of our customer resource management product, we expected a spike of activity during that quarter, which was not repeated in the quarter ending March 31, 2008.

Cost of Revenue

Cost of revenue includes our costs of hardware, software and other resources used in delivery of our products and services. Cost of revenue was $100.8 thousand and $54.8 thousand for the quarters ending March 31, 2008 and 2007, respectively. Cost of revenue for the first quarter of 2008 increased by $46.0 thousand, or by 83.6 percent.  The increase in cost of revenue from 2007 to 2008 was primarily attributable to the increased costs of hosting and Internet band-width associated with the deployment of our products and services. Stated as a percentage of revenues, cost of revenue for the first quarter of 2008 was 420.8 percent and for the corresponding period of 2007 was 52.4 percent.

Operating Expenses

Research and Development.  Research and development expenses include primarily employee and employee related expenses. Research and development expenses were $1.2 million and $261.5 thousand for the quarters ending March 31, 2008 and 2007, respectively. Stated as a percentage of revenues, research and development expense for the corresponding periods was 5,000 percent and 249.5 percent, respectively.  Research and development expenses increased by $938.5 thousand or by 355.3 percent, in the first quarter of 2008 compared to the same period in 2007.  This increase was primarily due to additional hiring of engineers for research and development.

Sales and Marketing Expenses.  Sales and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel and travel, advertising, promotions, trade shows, seminars, and other programs. Sales and marketing expenses were $293.4 thousand and $72.0 thousand for the quarters ending March 31, 2008 and 2007, respectively. The $221.4 thousand, or 306.9 percent, increase in sales and marketing expense was due to increased hiring of sales and marketing personnel and increased focus on sales and marketing activities. Stated as a percentage of revenues, sales and marketing expense for the corresponding periods was 122.1 percent and 68.5 percent, respectively.

General and Administrative.  General and administrative expenses include payroll and related employee benefits, and other headcount-related costs associated with finance, facilities, legal and other administrative expenses. General and administrative expenses were $469.5 thousand and $45.4 thousand for the quarters ending March 31, 2008 and 2007, respectively. The $424.1 thousand, or 931.6 percent, increase in general and administrative expense was primarily attributable to increased hiring of accounting, administrative, legal and compliance personnel and greater use of consultants and temporary personnel as we worked to complete the reverse merger and prepare our infrastructure to support being a public company.  Stated as a percentage of revenues, general and administrative expense for the corresponding periods was 1,958.3 percent and 42.9 percent, respectively.

Interest Expense

Net interest expense was $198.8 thousand for the quarter ending March 31, 2008 compared to $40.4 thousand for  the comparable period of 2007.  The increase in interest expense was primarily due to multiple rounds of convertible debt financing completed during 2007.

Net Loss

Our net loss was $2.2 million and $368.6 thousand for the quarters ending March 31, 2008  and 2007, respectively, an increase of $1.8 million, or 504.9 percent.  The increase in net loss from 2007 to 2008 was primarily due to decreased revenue and  increased  salaries and other employee-related costs incurred during a period of transition in which we were deeply involved in preparations for completing the reverse merger process.

Recent Financings

January 2008 Private Placement.

On January 31, 2008, we entered into a securities purchase agreement with three unaffiliated institutional investors for the sale of 6 percent secured convertible debentures and common stock purchase warrants.  We refer to this transaction as our January 2008 Private Placement.  In this transaction we issued an aggregate of $2.0 million principal amount of debentures and warrants to purchase an aggregate of 222,222 shares of our common stock.  This transaction resulted in net proceeds to us of $1.9 million.

The warrants are three year warrants to purchase shares of our common stock at a price of $1.80 per share, subject to adjustment, including full-ratchet anti-dilution protection.  As of April 23, 2008, none of these warrants had been exercised.

The following summarizes the terms of our January debentures and is qualified by reference to a copy of the debenture which is filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission, or SEC, on April 23, 2008:

•                                          Term.  The debentures are due and payable on January 31, 2010.

•                                          Interest.  Interest accrues at the rate of 6 percent per annum and is payable semiannually on January 1 and July 1, commencing on July 1, 2008.

•                                          Monthly Principal Payments.  Monthly principal payments equal to 1/18th of the principal amount begin on the earlier of (i) the 1st of the month that follows the effective date of the registration statement we filed to cover the resale of the common stock underlying the debentures, and (ii) November 1, 2008.

•                                          Payments of Principal and Interest.  We have the right to pay interest and monthly principal payments in cash, or upon notice to the holders and compliance with certain equity conditions, including having a currently effective registration statement covering the shares of common stock issuable upon conversion of the debentures, we can pay all or a portion of any such payment in common stock valued at a price equal to the lesser of the then effective conversion price (currently $1.35) or 85 percent of the average of the volume weighted average price, or VWAP, per share for our common stock for the 10 consecutive trading days immediately prior to the applicable payment date.

•                                          Early Redemption.  We have the option to redeem the debentures before their maturity by payment in cash of 120 percent of the then outstanding principal amount plus accrued interest and other charges.  To redeem the debentures we must meet certain equity conditions, including having a currently effective registration statement covering the shares of common stock issuable upon conversion of the debentures.  The payment of the debentures would occur on the 10th day following the date we gave the holders notice of our intent to redeem the debentures.  We have agreed to honor any notices of conversion that we receive from a holder before the date we pay off the debentures.

•                                          Voluntary Conversion by Holder.  The debentures are convertible at anytime at the discretion of the holder at a conversion price per share of $1.35, subject to adjustment including full-ratchet, anti-dilution protection, and subject to a cap on the beneficial ownership of our shares of common stock by the holder and its affiliates following such conversion.

•                                          Forced Conversion.  Subject to compliance with certain equity conditions, including having a currently effective registration statement covering the shares of common stock issuable upon conversion of the debentures and subject to the applicable cap on the beneficial ownership of our shares of common stock by the holder and its affiliates following such conversion, we also have the right to force conversion if the average of the VWAP for our common stock exceeds $3.39 for 20 trading days out of a consecutive 30 trading day period.

The January debentures impose certain covenants on us, including restrictions against incurring additional indebtedness, creating any liens on our property, amending our certificate of incorporation or bylaws, redeeming or paying dividends on shares of our outstanding common stock, and entering into certain related party transactions.  The debentures define certain events of default, including without limitation failure to make a payment obligation, failure to observe other covenants of the debenture or related agreements (subject to applicable cure periods), breach of representation or warranty, bankruptcy, default under another significant contract or credit obligation, delisting of our common stock, a change in control, failure to secure and maintain an effective registration statement covering the resale of the common stock underlying the debentures and the warrants, or failure to deliver share certificates in a timely manner.  In the event of default, the holders of the debentures have the right to accelerate all amounts outstanding under the debenture and demand payment of a mandatory default amount equal to 130 percent of the amount outstanding plus accrued interest and expenses.

In connection with our January 2008 Private Placement, we also entered into a registration rights agreement with the institutional investors, pursuant to which we agreed to file a registration statement covering the resale of the shares of common stock that may be issued to such investors upon the conversion of the debentures, payment in kind, and the exercise of the related warrants.  We agreed to maintain the effectiveness of the registration statement (subject to certain limitations) for a period of time until the holders can sell the underlying common stock without volume restrictions under Rule 144 of the Securities Act of 1933, or the Securities Act. If the registration statement is not declared effective by an agreed to date, or if we fail to maintain the effectiveness of the registration statement, we are required to pay to each investor, as partial liquidated damages, cash equal to 1.0 percent of the aggregate purchase price paid by such investor for the securities purchased in the financing and then held by such investor, and must pay to such investor 1.0 percent for each subsequent 30-day period that the default remains uncured, up to a maximum aggregate liquidated damages amount of 10 percent of the aggregate purchase price paid by such investor in our January 2008 Private Placement.

April 2008 Private Placement

On April 22, 2008, we entered into a securities purchase agreement with two unaffiliated institutional investors for the sale of original issue discount 6 percent convertible debentures and common stock purchase warrants.  We refer to this transaction as our April 2008 Private Placement.  In this transaction we issued an aggregate of $3.5 million principal amount of debentures and warrants to purchase an aggregate of up to 388,889 shares of our common stock.  The warrants have a term of five years and an exercise price of $1.80 per share, subject to adjustment, including full-ratchet anti-dilution protection.  This transaction resulted in net proceeds to us of $3.4 million.

In this report we may refer to the debentures we issued in our April 2008 Private Placement as our April debentures.  The following summarizes the terms of our April debentures and is qualified by reference to a copy of the debenture which is filed as an exhibit to our registration statement on Form S-1 filed with the SEC on May 8, 2008:

•	Term. The debentures are due and payable on April 30, 2010.

•	Interest. Interest accrues at the rate of 6 percent per annum and is payable semiannually on January 1 and July 1, commencing on July 1, 2008.

•

Monthly Principal Payments. Monthly principal payments equal to 1/18th of the principal amount due under each debenture begin on the earlier of (i) the 1st of the month that follows the effective date of the registration statement we filed to cover the resale of the common stock underlying the debentures, and (ii) November 1, 2008.

•

Payments of Principal and Interest. We have the right to pay interest and monthly principal payments in cash or, upon notice to the holders and compliance with certain equity conditions, we can pay all or a portion of any such payment in common stock valued at a price equal to the lesser of the then effective conversion price (currently $1.35) or 85 percent of the average of the volume weighted average price, or VWAP, per share for our common stock for the 10 consecutive trading days immediately prior to the applicable payment date.

•

Early Redemption. We have the option to redeem the debentures before their maturity by payment in cash of 120 percent of the then outstanding principal amount plus accrued interest and other charges. To redeem the debentures we must meet certain equity conditions, including having an effective registration statement covering the sale by the investors of the shares of our common stock issued upon conversion of the debentures. The payment of the debentures would occur on the 10th day following the date we gave notice to the holders of our intent to redeem the debentures. We agreed to honor any notices of conversion that we receive from a holder before the date we pay off the debentures.

•

Voluntary Conversion by Holder. The debentures are convertible at anytime at the discretion of the holder at a conversion price per share of $1.35, subject to adjustment including full-ratchet anti-dilution protection, and subject to a cap on the beneficial ownership of our shares of common stock by the holder and its affiliates following such conversion.

•

Forced Conversion. Subject to compliance with certain equity conditions, including having an effective registration statement covering the sale by the investors of the shares of our common stock issued upon conversion of the debentures, and subject to the applicable cap on the beneficial ownership of our shares of common stock by the holder and its affiliates following such conversion, we also have the right to force conversion if the average of the VWAP for our common stock exceeds $3.39 for 20 trading days out of a consecutive 30 trading day period.

•	Security. The debentures are secured by all of our assets under the terms of a security agreement we entered into with the investors.

The debentures impose certain covenants on us, including restrictions against incurring additional indebtedness, creating any liens on our property, amending our certificate of incorporation or bylaws, redeeming or paying dividends on shares of our outstanding common stock, and entering into certain related party transactions.  The debentures define certain events of default, including without limitation failure to make a payment obligation, failure to observe other covenants of the debenture or related agreements (subject to applicable cure periods), breach of representation or warranty, bankruptcy, default under another significant contract or credit obligation, delisting of our common stock, a change in control, failure to secure and maintain an effective registration statement covering the resale of the common stock underlying the debentures and the warrants, or failure to deliver share certificates in a timely manner.  In the event of default, the holders of the debentures have the right to accelerate all amounts outstanding under the debenture and demand payment of a mandatory default amount equal to 130 percent of the amount outstanding plus accrued interest and expenses.

The warrants we issued in our April 2008 Private Placement, none of which have been exercised to date, are substantially identical to the warrants we issued in our January 2008 Private Placement.

We also entered into an amendment to the registration rights agreement we entered into in connection with our January 2008 Private Placement to provide that the registration statement we would file to cover the resale of the shares of common stock that may be issued upon the conversion of the debentures, payment in kind, and the exercise of the warrants issued in our January 2008 Private Placement would also include the shares of common stock that may be issued upon the conversion of the April debentures, payment in kind, and the exercise of the related warrants.

As further discussed under “Liquidity and Capital Resources,” below, we believe our cash balance at March 31, 2008, plus the net proceeds derived from our April 2008 Private Placement, is sufficient to fund our operations through at least December 2008.  If cash reserves are not sufficient to sustain operations, we plan to raise additional capital by selling shares of capital stock or other debt or equity securities.  However, there are no commitments or arrangements for future financings in place at this time, and there can be no assurance that such capital will be available on favorable terms to us or at all.

Liquidity and Capital Resources

On March 31, 2008, we had $916.4 thousand in cash and cash equivalents, and prepaid expenses and other current assets of $311.0 thousand. Our working capital deficit at March 31, 2008 was $4.9 million, compared to a deficit of $3.9 million at March 31, 2007.

Net cash used by operating activities during the quarter ended March 31, 2008 was $2.3 million, compared to $367.0 thousand during the quarter ended March 31, 2007. The primary use of cash from operating activities during the first quarter of 2008 was operating expenses of $2.0 million.

Net cash provided by financing activities for first quarter of 2008 was $2.3 million, primarily from the issuance of notes.  During the quarter ended March  31, 2008, we closed our January private  placement further discussed in “Note 7 – Convertible Debt and Warrant Liability”.

We believe our cash balance, including the net proceeds from our April 2008 Private Placement, is sufficient to fund our operations through at least December 2008.  If cash reserves and our credit facility are not sufficient to sustain operations, then we plan to raise additional capital by selling shares of our capital stock or other securities.  However, there are no commitments or arrangements for future financings in place at this time and we can give no assurance that such capital will be available on favorable terms, or at all.  We may need additional financing thereafter until we can achieve profitability.  If we cannot, then we will be forced to curtail our operations or possibly be forced to evaluate a sale or liquidation of our assets.  Even if we are successful in raising additional funds, there is no assurance regarding the terms of any additional investment.  Any future financing may involve substantial dilution to existing investors.

Commitments and Contingencies

January Debentures

In January 2008, we issued our January debentures with an aggregate principal amount of $2.0 million.  As of March 31, 2008, the entire principal amount ($2.0 million) is outstanding and no payments of principal or interest have become due or paid.  Under the terms of these debentures, we are to begin making monthly redemption payments upon the earlier of (i) the 1st of the month that follows the effective date of the registration statement we filed to cover the resale of the shares of common stock underlying our January debentures, and (ii) November 1, 2008.  The maturity date of these debentures is January 31, 2010.  The total monthly principal payment amounts on our January debentures are scheduled to be paid as follows, assuming such payments begin on September 1, 2008:

Monthly Principal Payment Amount

Date	January Debentures
9/1/2008	$111,111.12
10/1/2008	$111,111.12
11/1/2008	$111,111.12
12/1/2008	$111,111.12
1/1/2009	$111,111.12
2/1/2009	$111,111.12
3/1/2009	$111,111.12
4/1/2009	$111,111.12
5/1/2009	$111,111.12
6/1/2009	$111,111.12
7/1/2009	$111,111.12
8/1/2009	$111,111.12
9/1/2009	$111,111.12
10/1/2009	$111,111.12
11/1/2009	$111,111.12
12/1/09	$111,111.12
1/1/2010	$111,111.12
1/31/2010	$111,111.12
$2,000,000.00

Assuming monthly principal payments are made in accordance with the schedule set forth above, the amount of interest to be paid through the January 31, 2010, maturity date is $240 thousand with respect to our January debentures, or on average, $13.3 thousand per month.

April Debentures

In April 2008, we issued our April debentures with an aggregate principal amount of $3.5 million. Under the terms of these debentures, we are to begin making monthly redemption payments upon the earlier (i) the 1st of the month that follows the effective date of the registration statement we filed to cover the resale of the shares of common stock underlying our April debentures, and (ii) November 1, 2008.  The maturity date of these debentures is April 30, 2010.  The aggregate face value of our outstanding debentures is $3.5 million at April 23, 2008.  The total monthly principal payment amounts on our April debentures are scheduled to be paid as follows, assuming such payments begin on November 1, 2008:

Monthly Principal Payment Amount

Date	April Debentures
11/1/2008	$194,400.00
12/1/2008	$194,400.00
1/1/2009	$194,400.00
2/1/2009	$194,400.00
3/1/2009	$194,400.00
4/1/2009	$194,400.00
5/1/2009	$194,400.00
6/1/2009	$194,400.00
7/1/2009	$194,400.00
8/1/2009	$194,400.00
9/1/2009	$194,400.00
10/1/2009	$194,400.00
11/1/2009	$194,400.00
12/1/09	$194,400.00
1/1/2010	$194,400.00
2/1/2010	$194,400.00
3/1/2010	$194,400.00
4/1/2010	$194,400.00
$3,500,000.00

Assuming monthly principal payments are made in accordance with the schedule set forth above, the amount of interest to be paid through the April 30, 2010, maturity date is $420 thousand with respect to our April debentures, or on average, $23.3 thousand per month.

We have the right to pay interest and monthly principal payments due in respect of our January and April debentures in cash, or upon notice to the holders and compliance with certain equity conditions, we can pay all or a portion of any such payment in common stock valued at a price equal to the lesser of the then effective conversion price (currently $1.35) or 85 percent of the average of the VWAP per share for our common stock for the 10 consecutive trading days immediately prior to the applicable payment date.  On the other hand, if the holders voluntarily elect to convert all or a portion of the debentures into common stock, then the conversion price will be the then-effective conversion price.  The conversion of these debentures could result in substantial dilution to our existing stockholders.

Subject to compliance with certain equity conditions, and subject also to the applicable cap on the beneficial ownership of our shares of common stock by the holder and its affiliates following such conversion, we have the right to force conversion of the entire amount of principal and accrued interest of the debentures if the average of the VWAP for our common stock exceeds $3.39 for 20 trading days out of a consecutive 30 trading day period.  If the price of our common stock is below $3.39 per share but is substantially above $1.35 per share, then we anticipate that the holders of these debentures will elect to convert monthly payments of interest and principal into shares of common stock rather than receive cash.  If the price of our common stock is below $1.35, the current conversion price, then we intend to make principal and interest payments in cash to the extent that our cash flows from operations provide sufficient ability to do so.

If our cash flows from operations are not sufficient to make principal and interest payments in cash, then we will evaluate other equity financing opportunities, the proceeds of which could be used to repay the debentures.  If we are unable to pay the principal and interest in cash, or elect not to do so to preserve working capital, then we will make the payments with our common stock pursuant to the terms of the agreements including a conversion price based on the lower of the then effective conversion price or 85 percent of the average of the VWAP per share for our common stock for the 10 consecutive trading days.

Operating and Capital Leases

We have non-cancelable leases for corporate facilities and equipment.  Rent expense under the leases totaled $66.1 thousand and $24.2 thousand for the quarters ending March 31, 2008 and 2007, respectively.  Future minimum rental payments required under non-cancelable leases are as follows for the twelve months ending March 31:

	Operating Leases	Capital Leases
2009	$235	$25,895
2010	97	17,417
2011	48	13,286
2012	—	12,179
Total minimum lease payments	$380	$68,777
Less amount representing interest		20,184
Present value of minimum lease payments		48,593
Less current portion		16,931
Total long term portion		$31,662

Recent Financings

January and April  2008 Private Placements

The table below provides the following information relative to our January 2008 and April 2008 Private Placements: (i) the gross proceeds to us from the private placements (ii) each payment we made or may be required to make to the investors, any affiliate of the investors or any person with whom the investors have a contractual relationship regarding the private placement (other than principal and interest payments we will be required to make under the terms of the debentures issued in the private placements, which are discussed below), and (iii) the net proceeds to us from the private placement.

Investor Name	January 2008 Private Placement	April 2008 Private Placement

Enable Growth Partners LP	$1,000,000	3,000,000
Hudson Bay Fund LP	470,000	—
Hudson Bay Overseas Fund LTD.	530,000	500,000
Gross proceeds	$2,000,000	3,500,000

Less fees and expenses:
Payment to Kaufman Bros., L.P. and investor relations firm (1)	(85,000)	(148,750)
Payment to Enable Capital Management, LLC (2)	(10,000)	—
	$(95,000)	(148,750)

Net proceeds	$1,905,000	3,351,250

(1) Kaufman Bros. acted as our advisors
(2) Reimbursement of legal fees and due diligence costs incurred by the investor.

The following table sets forth the (i) gross proceeds we received from each investor in our January 2008 and April 2008 Private Placement and (ii) amount of payments that we may be required to make under the terms of our January and April debentures assuming all such payments are made in cash when due and monthly redemption payments begin September 1, 2008 (dollar amounts in thousands).

	Gross	Payments through December 31, 2008			Payments from January 1, 2009 through January 31, 2010
Investor Name	Proceeds	Principal	Interest	Total (1)	Principal	Interest	Total (2)
Enable Growth Partners LP	$4,000	$889	$73	$962	$3,111	$117	$3,228
Hudson Bay Fund LP	$970	$216	$18	$234	$754	$14	$768
Hudson Bay Overseas Fund LTD	$530	$118	$10	$128	$412	$15	$427
	$5,500	$1,223	$101	$1,324	$4,277	$146	$4,423

(1) Averages to $330 thousand per month from September 1, 2008, through December 31, 2008.

(2) Averages to $340 thousand per month from January 1, 2009, through January 31, 2010.

The conversion price for the debentures is currently $1.35 and the exercise price of these warrants is currently $1.80 per share.  Assuming that we pay all future principal and interest payments in cash on their respective due dates, the total principal and interest payments for such debentures will aggregate to $5.8 million over their respective terms.  We received net proceeds after expenses of $5.3 million from our January 2008 and April 2008 Private Placements.  The ratio of (i) the total amount of payments over the term of the debentures to (ii) net proceeds is 109 percent.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of the quarter ending March 31, 2008, nor do we have any as of May 14, 2008.

Going Concern Issue

We remain dependent on outside sources of funding until our results of operations provide positive cash flows.  Our independent auditors issued a going concern qualification in their report dated April 22, 2008. With our current level of funding, substantial doubt exists about our ability to continue as a going concern.

During the quarter ended March 31, 2008, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt and equity raised from qualified individual investors.

These factors raise substantial doubt about our ability to continue as a going concern.  The financial statements contained herein do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.  Our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations.  However, there is no assurance that profitable operations or sufficient cash flows will occur in the future.

We have supported current operations by raising additional operating cash through the private sale of our convertible debentures.  This has provided us with the cash inflows to continue our business plan, but has not resulted in significant improvement in our financial position. We are considering alternatives to address our cash flow situation that include: (1) raising capital through additional sale of our common stock and/or debentures and (2) reducing cash operating expenses to levels that are in line with current revenues.

The first alternative could result in substantial dilution of existing stockholders. There can be no assurance that our current financial position can be improved, that we can raise additional working capital, or that we can achieve positive cash flows from operations. Our long-term viability as a going concern is dependent upon our ability to (i) locate sources of debt or equity funding to meet current commitments and near-term future requirements and (ii) achieve profitability and ultimately generate sufficient cash flow from operations to sustain our continuing operations.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which supplements Statement of Financial Accounting Standard No. 109,  “Accounting for Income Taxes”, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires the tax effect of a position to be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are recognized. If the tax position is considered more likely than not to be sustained, the amount to record is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. This is a different standard for recognition than was previously required. The more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment is recorded directly to opening retained earnings in the period of adoption and reported as a change in accounting principle. We adopted FIN 48 starting January 1, 2007. The adoption of FIN 48 did not have a material effect on our financial statements.

In September 2006, the Securities and Exchange Commission published Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements “ (SAB 108). The interpretations in SAB 108 are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice to build up improper amounts on the balance sheet. This guidance applies to fiscal years ending after November 15, 2006 and early application in interim periods is encouraged. The adoption of SAB 108 did not have an effect on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (FAS 157) which defines fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. FAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. FAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We are currently evaluating the impact of FAS 157, but do not expect the adoption of FAS 157 to have a material impact on our financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (FAS 159) which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of FAS 159 to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (FAS 141R). FAS 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquistion date, with goodwill being the excess value over the net identifiable assets acquired. FAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. We have not yet determined the effect on our financial statements, if any, upon adoption of FAS 141R.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in consolidated Financial Statements”, an amendment of ARB No. 51 (FAS 160). FAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. FAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We have not yet determined the effect on our financial statements, if any, upon adoption of FAS 160.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Intentionally omitted pursuant to Item 305(e) of Regulation S-K.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. The design of any system of controls is based in part upon a cost-benefit analysis and certain assumptions about the likelihood of future events and any design may not succeed in achieving its stated goals under all potential future conditions. While our management does not believe that our controls will prevent all errors or all instances of fraud, our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives.

As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008, the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2008.

(b) We made changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter, and subsequent to that period, that has materially affected, or is likely to materially affect, our internal control over financial reporting.  On March 10, 2008, we hired David S. G. MacKenzie as our Chief Financial Officer.

(c) Our company (as a “smaller reporting company”) is not now subject to the requirements of Section 404(b) of SOX, which requirements, subject to change, are now scheduled to be effective for fiscal years ending on or after December 15, 2010.  Under Section 404(b), our auditors will be required to perform an audit of management’s assessment of the effectiveness of our internal control over financial reporting intended to enable us to issue a report, based on our audit, containing their opinions on both management’s assessment and on the effectiveness of our internal control over financial reporting. Section 404(a) of the SOX, however, requires management to conduct and report upon its own assessment of a company’s internal control over financial reporting for fiscal years ending on or after December 15, 2009, and, accordingly, places substantial responsibility on management to perform considerable work in preparing for this activity, not only in the design and conduct of its testing and other assessment procedures in developing adequate, detailed documentation of the company’s internal control policies and procedures, but also the procedures applied by management in conducting its assessment and the results thereof. With respect to such preparation only, but not with respect to performing management’s assessment procedures, our auditors are available to provide only limited assistance in documenting and making recommendations to management regarding internal controls, subject to advance approval of the audit committee or equivalent financial oversight or governance body, but only to the extent that, in their sole judgment, our auditors believe their independence will not be impaired.  We will be implementing disclosure controls and procedures over the course of the current fiscal year.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we become subject to various legal proceedings and claims, both asserted and unasserted, that arise in the ordinary course of business. Litigation in general, and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict. An unfavorable resolution of one or more of these lawsuits would materially adversely affect our business, results of operations, or financial condition. We cannot estimate the loss or range of loss that may be reasonably possible for any of the contingencies described above and accordingly have not recorded any associated liabilities in our consolidated balance sheets. We accrue legal costs when incurred.

ITEM 1A.  RISK FACTORS

Investment in our common stock involves a high degree of risk. You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision. If any of the following risks actually occur, our business, financial condition or results of operations could suffer. In that case, the market price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to our Business

We have a limited operating history, have experienced significant expenditures related to funding our initial product development, and are currently carrying a net loss.  If our business model is not successful, or if we are unable to generate sufficient revenue to offset our start-up expenditures, then we may not become profitable, and the value of your investment may decline.

We began our operations in 1999 but we did not adopt the SaaS on-demand Web Applications delivery model until 2005. As such, we have a limited operating history in the SaaS industry from which to evaluate our business and prospects.  We incurred a net loss of $3.9 million for the year ended December 31, 2007, and have an accumulated deficit of $10.4 million at December 31, 2007.  We cannot assure you that our future planned operations will be implemented successfully or that we will ever have profits.  Furthermore, we are experiencing the initial costs and uncertainties of a young operating company, including start-up expenditures, unforeseen costs and difficulties, complications, and delays, all of which must be resolved and/or paid without the benefit of a predictable revenue stream.  We cannot be sure that we will be successful in meeting these challenges and addressing these risks and uncertainties.  If we are unable to do so, then our business will not be successful.

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.

We began our operations in 1999 but we did not adopt the SaaS on-demand Web Application delivery model until 2005. Our limited operating history in the SaaS industry may not provide a meaningful basis on which to evaluate our business. Since our inception our revenues have not always grown from year to year.  We cannot assure you that we will achieve our growth targets, or that we will achieve positive cash-flow or profitability, or that we will not incur negative cash flow or net losses in the future. We expect that our operating expenses will increase as we expand. Any significant failure to realize anticipated revenue growth could result in significant operating losses beyond our forecasts. We will continue to encounter risks and difficulties frequently experienced by companies at a similar stage of development, including our potential failure to:

•                                            maintain our technology;

•                                            expand our product offerings and maintain the high quality of our products;

•                                            manage our expanding operations, including the integration of any future acquisitions;

•                                            obtain sufficient working capital to support our expansion and to fill customers’ orders in time;

•                                            maintain adequate control of our expenses;

•                                            implement our product development, marketing, sales, and acquisition strategies and adapt and modify them as needed; and/or

•                                            anticipate and adapt to changing conditions in the markets in which we operate as well as the impact of any changes in government regulation, mergers and acquisitions involving our competitors, technological developments, and other significant competitive and market dynamics.

If we are not successful in addressing any or all of these risks, then our business may be materially and adversely affected.

We may encounter substantial competition in our business and our failure to compete effectively may adversely affect our ability to generate revenue.

We believe that existing and new competitors will continue to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics. We expect that we will be required to continue to invest in product development and productivity improvements to compete effectively in our markets. Our competitors could develop better technology or more efficient products or undertake more aggressive and costly marketing campaigns than ours, which may adversely affect our marketing strategies and could have a material adverse effect on our business, results of operations, and financial condition.

Our major competitors may be better able than us to successfully endure downturns in our markets. In periods of reduced demand for our products, we can either choose to maintain market share by reducing our selling prices to meet competition or maintain selling prices, which likely would result in sacrifice of our market share. Sales and overall profitability would be reduced and sustained losses may continue in either case. In addition, we cannot be assured that additional competitors will not enter our existing markets, or that we will be able to compete successfully against existing or new competition.

Our inability to fund our capital to meet our expenditure requirements may adversely affect our growth and profitability.

Our continued growth is dependent upon our ability to raise capital from outside sources. Our ability to obtain financing will depend upon a number of factors, including our financial condition and results of operations, the condition of the economy, and conditions in relevant financial markets.  If we are unable to obtain financing, as needed, on a timely basis and on acceptable terms, our financial position, competitive position, growth, and profitability may be adversely affected.

We may not be able to effectively control and manage our growth.

If our business and markets grow and develop, it will be necessary for us to finance and manage expansion in an orderly fashion. In addition, we may face challenges in managing expanding product offerings and in integrating acquired businesses with our own. Such eventualities will increase demands on our existing management, workforce, and facilities. Failure to satisfy such increased demands could interrupt or adversely affect our operations and cause longer product development time frames and administrative inefficiencies.

We depend on a large number of customers.

Our revenue is dependent, in large part, on many orders from a large number of customers. Sales to our five largest customers were de minimus during the quarter ended March 31, 2008 and 2007, respectively. We believe that revenue derived from the current and future large number of customers will continue to represent a significant portion of our total revenue.

Our inability to secure and maintain a sufficient number of large customers would also have a material adverse effect on our business, operating results, and financial condition. Moreover, our success will depend in part upon our ability to obtain orders from new customers, as well as the financial condition and success of our customers and general economic conditions.

Any significant fluctuation in price of servers or related support may have a material adverse effect on the cost of our products and services.

The prices of servers and related support are subject to market conditions and generally we do not, and do not expect to, have long-term contracts with our suppliers for those items. While these items are generally available and we have not experienced any shortage in the past, we cannot assure you that the necessary servers or support will continue to be available to us at prices currently in effect or acceptable to us. The prices for these items have varied significantly in the past and may vary significantly in the future. Numerous factors, most of which are beyond our control, influence prices of servers and related support. These factors include general economic conditions, industry capacity utilization, vendor backlogs and delays and other uncertainties.

We may not be able to adjust our product prices, especially in the short-term, to recover cost increases in these items. Our future profitability may be adversely affected to the extent we are unable to pass on higher server and support related costs to our customers.

We may not be able to prevent others from unauthorized use of our patents and other intellectual property, which could harm our business and competitive position.

Our success depends, in part, on our ability to protect our proprietary technologies. We own four United States patent applications covering our technology and we expect to file more patents applications in the near future. The process of seeking patent protection can be lengthy and expensive and we cannot assure you that our patent applications will result in patents being issued, or that our existing or future issued patents will be sufficient to provide us with meaningful protection or commercial advantages.

We also cannot assure you that our current or potential competitors do not have, and will not obtain, patents that will prevent, limit or interfere with our ability to make, use or sell our products.

We do not have key man insurance on our key officers, on whom we rely for the management of our business.

We depend, to a large extent, on the abilities and participation of our current management team, but have a particular reliance upon Daniel J. A. Kolke, our Chief Technology Officer and Chairman of the Board, and Jeffrey L. Garon, our President and Chief Executive Officer. The loss of the services of either or both of Messrs. Kolke or Garon for any reason may have a material adverse effect on our business and prospects. We cannot assure you that the services of either Messrs. Kolke or Garon will continue to be available to us, or that we will be able to find a suitable replacement for either of them. We do not carry key man life insurance for any key personnel.

We may not be able to hire and retain qualified personnel to support our growth and if we are unable to retain or hire such personnel in the future, our ability to improve our products and implement our business objectives could be adversely affected.

If one or more of our senior executives or other key personnel are unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. Although both Messrs. Kolke and Garon are under employment agreements, their continued employment cannot be assured.  In addition, competition for senior management and senior technology personnel is intense, the pool of qualified candidates is very limited, and we may not be able to retain the services of our senior executives or senior technology personnel, or attract and retain high-quality senior executives or senior technology personnel in the future. Such failure could materially and adversely affect our future growth and financial condition.

We have a history of losses and we may not achieve profitability in the future.

We have not been profitable on a quarterly or annual basis since our formation. Our operations resulted in a net loss of $3.9 million for 2007 and $1.5 million for 2006.  As of December 31, 2007, our accumulated deficit was $10.4 million. We expect to make significant future expenditures related to the development and expansion of our business. In addition, as a public company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. As a result of these increased expenditures, we will have to generate and sustain increased revenue to achieve and maintain future profitability. While our revenue has grown somewhat in recent periods, revenue growth may not be sustainable and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this report, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses for the foreseeable future.

The market for on-demand Web Applications may develop more slowly than we expect.

Our success will depend, to a large extent, on the willingness of SMBs to accept on-demand services for Web Applications that they view as critical to the success of their business. Many companies have invested substantial effort and financial resources to integrate traditional enterprise software into their businesses and may be reluctant or unwilling to switch to a different application or to migrate these applications to on-demand Web Applications.

Other factors that may affect market acceptance of our Web Applications include our ability to:

•                    minimize the time and resources required to implement products from the Etelos Marketplace;

•                    maintain high levels of customer satisfaction;

•                    implement upgrades and other changes to our products without disrupting our service; and/or

•                    provide rapid response time during periods of intense activity on customer websites.

In addition, market acceptance of our Web Applications may be affected by:

•                    the security capabilities, reliability, and availability of on-demand services;

•                    customer concerns with entrusting a third party to store and manage their data, especially confidential or sensitive data;

•                    the level of customization or configuration we offer; and/or

•                    the price, performance, and availability of competing products and services.

The market for our products may not develop further, or it may develop more slowly than we expect, either of which would harm our business.

Our customers are small and medium-sized businesses and divisions of large companies, which may increase our costs to reach, acquire and retain customers.

We market and sell our products to SMBs and divisions of large companies. To grow our revenue quickly, we must add new customers, sell additional services to existing customers, and encourage existing customers to renew their subscriptions. However, selling to and retaining SMBs can be more difficult than selling to and retaining large enterprises because SMB customers tend to be more price sensitive and more difficult to reach with broad marketing campaigns.  In addition, SMBs have high churn rates in part because of the nature of their businesses and often lack the staffing to benefit fully from our products.  Further, SMBs often require higher sales, marketing and support expenditures by vendors that sell to them per revenue dollar generated for those vendors.

If we are unable to cost-effectively market and sell our products to our target customers, then our ability to grow our revenue quickly and become profitable will be harmed.

Our quarterly operating results may fluctuate in the future. As a result, we may fail to meet or exceed the expectations of research analysts or investors, which could cause our stock price to decline.

Our quarterly operating results may fluctuate as a result of a variety of factors, many of which are outside of our control. Fluctuations in our quarterly operating results may be due to a number of factors, including the risks and uncertainties discussed elsewhere in this report. Fluctuations in our quarterly operating results could cause our stock price to decline rapidly, may lead analysts to change their long-term model for valuing our common stock, could cause us to face short-term liquidity issues, may impact our ability to retain or attract key personnel, or cause other unanticipated issues. If our quarterly operating results or guidance fall below the expectations of research analysts or investors, then the price of our common stock could decline substantially.

We believe that our quarterly revenue and operating results may vary significantly in the future and that period-to-period comparisons of our operating results may not be meaningful. You should not rely on the results of one quarter as an indication of future performance.

Our limited operating history makes it difficult to evaluate our current business and future prospects, and may increase the risk of your investment.

Our limited operating history may make it difficult to evaluate our current business and our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries. If we do not address these risks successfully, then our business will be harmed.

We use third-party data centers to support our services. Any disruption of service at these facilities could interrupt or delay our ability to deliver our service to our customers.

We host many of our services and serve a significant number of our customers from either of two third-party data center facilities with Network OS and with ServePath both located in the greater Seattle Washington area. We do not control the operation of these facilities. These facilities may be vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, terrorist attacks, power losses, telecommunications failures, and similar events. These facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice, or other unanticipated problems could result in lengthy interruptions in our services.

Our data center facility providers have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew our agreements with any facility provider on commercially reasonable terms, then we may experience increased costs or downtime in connection with the transfer to a new data center facility.

Any errors, defects, disruptions, or other performance problems with our services could harm our reputation and may damage our customers’ businesses. Interruptions in our services might reduce our revenue, cause us to issue credits to customers, subject us to potential liability, cause customers to terminate their subscriptions, and harm our renewal rates.

We may become liable to our customers and lose customers if we have defects or disruptions in our service or if we provide poor service.

Because we deliver our products as a service, errors or defects in the Web Applications underlying our service, or a failure of our hosting infrastructure may make our service unavailable to our customers. Because our customers use our products to manage critical aspects of their business, any errors, defects, disruptions in service, or other performance problems with our products, whether in connection with the day-to-day operation of our products, upgrades or otherwise, could damage our customers’ businesses. If we have any errors, defects, disruptions in service, or other performance problems with our products, then customers could elect not to renew, or delay or withhold payment to us. As a result, we could lose future sales or customers may make warranty claims against us, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable, or costly litigation.

Our business depends substantially on customers renewing, upgrading, and expanding their subscriptions for our products.

We sell our products pursuant to agreements of varying subscription periods. Our customers have no obligation to renew their subscriptions after their subscription period expires, and these subscriptions may not be renewed at the same or higher levels. Moreover, under specific circumstances, our customers may have the right to cancel their agreements before they expire. We have limited historical data with respect to rates of customer subscription renewals, upgrades, and expansions so we may not accurately predict future trends in customer renewals. Our customers’ renewal rates may decline or fluctuate because of several factors, including their satisfaction or dissatisfaction with our products, the prices of our service, the prices of services offered by our competitors, or reductions in our customers’ spending levels. If our customers do not renew their subscriptions, renew on less favorable terms, or do not purchase additional functionality or subscriptions, then our revenue may grow more slowly than expected or decline and our profitability and gross margins may be harmed.

If our security measures are breached and unauthorized access is obtained to a customer’s data, then we may incur significant liabilities, our service may be perceived as not being secure, and customers may curtail or stop using our products.

The products and services we offer involve the storage of large amounts of our customers’ sensitive and proprietary business information. If our security measures are breached as a result of third-party action, employee error, malfeasance, or otherwise, and someone obtains unauthorized access to our customers’ data, then we could incur significant liability to our customers and to individuals or businesses whose information was being stored by our customers, our business may suffer, and our reputation will be damaged. Because techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. If an actual or perceived breach of our security occurs, then the market perception of the effectiveness of our security measures could be harmed and we could lose sales and customers.

We have experienced rapid growth in recent periods. If we fail to manage our growth effectively, then we may be unable to execute our business plan, maintain high levels of service, or address competitive challenges adequately.

We have increased our number of full-time employees to 46 at March 31, 2008, from 16 at March 31, 2007, and have experienced a drop in our revenue to $23.6 thousand in 2008 from $104.8 thousand in 2007. Our operating plan has placed, and our anticipated growth plan is expected to continue to place, a significant strain on our managerial, administrative, operational, financial, and other resources. We intend to further expand our overall business, customer base, headcount, and operations. We will be required to continue to improve our operational, financial, and management controls and our reporting procedures and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or operating expenses in any particular quarter.

The market in which we participate is intensely competitive, and if we do not compete effectively, then our operating results may be harmed.

The market for Web Applications for business is highly competitive and rapidly changing with relatively low barriers to entry. With the introduction of new technologies and market entrants, we expect competition to intensify in the future. In addition, pricing pressures and increased competition generally could result in reduced sales, reduced margins, or the failure of our products to achieve or maintain more widespread market acceptance. Often we compete to sell our products against existing systems that our potential customers have already made significant expenditures to install. Competition in our market is based principally upon service breadth and functionality; service performance, security and reliability; ability to tailor and customize services for a specific company, vertical or industry; ease of use of the service; speed and ease of deployment, integration and configuration; total cost of ownership, including price and implementation and support costs; professional services implementation; and financial resources of the vendor.

We face competition from both traditional software vendors and SaaS providers. Many of our actual and potential competitors enjoy substantial competitive advantages over us, such as greater name recognition, longer operating histories, more varied products and services, and larger marketing budgets, as well as substantially greater financial, technical, and other resources. In addition, many of our competitors have established marketing relationships and access to larger customer bases, and have major distribution agreements with consultants, system integrators, and resellers. If we are not able to compete effectively, then our operating results will be harmed.

Many of our customers are price sensitive, and if the prices we charge for our products are unacceptable to our customers, then our operating results will be harmed.

Many of our customers are price sensitive, and we have limited experience with respect to determining the appropriate prices for our products. As the market for our products matures, or as new competitors introduce new products or services that compete with ours, we may be unable to renew our agreements with existing customers or attract new customers at the same price or based on the same pricing model as previously used. As a result, it is possible that competitive dynamics in our market may require us to change our pricing model or reduce our prices, which could harm our revenue, gross margin, and operating results.

If we do not effectively expand and train our sales force and our services and support teams, then we may be unable to add new customers and retain existing customers.

We plan to continue to expand our sales force and our services and support teams to increase our customer base and revenue. We believe that there is significant competition for sales, service, and support personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, and retaining sufficient numbers of personnel to support our growth. New hires require significant training and, in most cases, take significant time before they achieve full productivity. Our recent hires and planned hires may not become as productive as we expect and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business. If these expansion efforts are not successful or do not generate a corresponding increase in revenue, then our business will be harmed.

If we are unable to develop new products or sell our products into new markets, then our revenue growth will be harmed and we may not be able to achieve profitability.

Our ability to attract new customers and increase revenue from existing customers will depend in large part on our ability to enhance and improve our existing products and to introduce new products and services and sell into new markets. The success of any enhancement or new product or service depends on several factors, including the timely completion, introduction, and market acceptance of the enhancement, product or service. Any new product or service we develop or acquire may not be introduced in a timely or cost-effective manner and may not achieve the broad market acceptance necessary to generate significant revenue. Any new markets into which we attempt to sell our products may not be receptive. If we are unable to successfully develop or acquire new products or services, enhance our existing products and services to meet customer requirements, or sell our products and services into new markets, then our revenue will not grow as expected and we may not be able to achieve profitability.

Assertions by third parties that we infringe their intellectual property, whether successful or not, could subject us to costly and time-consuming litigation or expensive licenses.

The software and technology industries are characterized by the existence of a large number of patents, copyrights, trademarks, and trade secrets and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition, the possibility of intellectual property rights claims against us may grow; the costs of defending against such claims can be very large. Our technologies may not be able to withstand any third-party claims or rights against their use. Additionally, many of our partner and product agreements require us to indemnify our customers for certain third-party intellectual property infringement claims, which could increase our costs as a result of defending such claims and may require that we pay damages or purchase expensive licenses, if there were an adverse ruling related to any such claims. These types of claims could harm our relationships with our customers, may deter future customers from subscribing to our services, or could expose us to litigation for these claims. Even if we are not a party to any litigation between a customer and a third party, an adverse outcome in any such litigation could make it more difficult for us to defend our intellectual property in any subsequent litigation in which we are a named party.

Any intellectual property rights claim against us or our customers, with or without merit, could be time-consuming, expensive to litigate or settle, and could divert management attention and financial resources. An adverse determination also could prevent us from offering our products to our customers and may require that we procure or develop substitute services that do not infringe.

For any intellectual property rights claim against us or against our customers, we may have substantial direct and indirect costs.  Direct costs can include a requirement to pay damages or stop using technology found to be in violation of a third party’s rights. We may have to purchase a license for the technology, which may not be available on reasonable terms, if at all, may significantly increase our operating expenses, or may require us to restrict our business activities in one or more respects. As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense.  Substantial indirect costs also may be expected in the form of diversion of development and management resources in strategic planning for legal, technology, and business defenses to such claims.

Our success depends in large part on our ability to protect and enforce our intellectual property rights.

We rely on a combination of patent, copyright, service mark, trademark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights on a global basis, all of which provide only limited protection. We cannot assure you that any patent will issue from our currently pending patent applications in a manner that gives us the protection that we seek, if at all, or that any future patents issued to us will not be challenged, invalidated, or circumvented. Since the filing of some of these patent applications may have been, or will be, made after the date of first sale or disclosure of the subject inventions, patent protection may not be available for these inventions outside the United States.  Any patents that may issue in the future may not provide sufficiently broad protection or they may not prove to be enforceable in actions against alleged infringers. Also, we cannot assure you that any future service mark or trademark registrations will be issued for pending or future applications or that any registered service marks or trademarks will be enforceable or provide adequate protection of our domestic and foreign proprietary rights.

We have not maintained operating controls or logs, or initiated or conducted any forensic, code history, ‘genealogy’ or other form of audit, analysis, processes, training, or code review of software code incorporated into any Etelos product or in other products offered by others in the Etelos Marketplace.  These products may include code subject to various forms of ‘open source’, ‘copyleft’, or similar licenses that require as a condition of modification or distribution of software subject to such license(s) that (i) such software or other software combined or distributed with such software be disclosed or distributed in source code form, or (ii) such software or other software combined or distributed with such software, and any related intellectual property,  be licensed on a royalty-free basis, including for the purposes of making additional copies or derivative works of such software.  This may adversely affect our ability to patent certain inventions or to license or distribute certain products — whether by open source license or other form of license or right – and may result in liability to unknown parties for infringement of their patents or other intellectual property rights.

We endeavor to enter into agreements with our employees and contractors and agreements with parties with whom we do business to limit access to and disclosure of our proprietary information. The steps we have taken, however, may not prevent unauthorized use or the reverse engineering of our technology. Moreover, others may independently develop technologies that are competitive to ours or infringe our intellectual property. Enforcement of our intellectual property rights also depends on our successful legal actions against these infringers, but these actions may not be successful, even when our rights have been infringed.  In addition, the legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights in Internet-related industries are uncertain and still evolving.

When we become subject to Section 404 of the Sarbanes-Oxley Act of 2002, if we fail to maintain proper and effective internal controls or are unable to remediate the material weakness in our internal controls, then our ability to produce accurate and timely financial statements could be impaired and investors’ views of us could be harmed.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We are in the process of documenting, reviewing, and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which requires annual management assessment of the effectiveness of our internal control over financial reporting and a report by our independent auditors addressing this assessment. Both we and our independent auditors will be testing our internal controls in connection with the audit of our internal controls for the year ending December 31, 2008 and, as part of that documentation and testing, identifying areas for further attention and improvement.

During our review for the year ended December 31, 2007, we identified a material weakness in our internal controls. The material weakness relates to the need for accounting personnel who possess the skill sets necessary to operate and report as a public company, and specifically the skills necessary to ensure that adequate review of critical account reconciliations is performed and that supporting documentation is complete, accurate, and in accordance with generally accepted accounting principles. We have recruited and are continuing to recruit additional finance and accounting personnel to address this observation. We believe we have made progress in addressing this material weakness and expect to complete the remediation in the next six to nine months. If our remediation efforts are insufficient to address the material weakness or take longer than we expect, or if additional material weaknesses in our internal controls are discovered in the future, then we may fail to meet our future reporting obligations, our financial statements may contain material misstatements and the price of our common stock may decline.

Implementing any appropriate changes to our internal controls may distract our officers and employees, entail substantial costs to modify our existing processes, and add personnel and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our stock price and make it more difficult for us to effectively market and sell our service to new and existing customers.

Because we recognize subscription revenue over the term of the applicable agreement, the lack of subscription renewals or new service agreements may not be reflected immediately in our operating results.

The majority of our quarterly revenue is attributable to subscription agreements entered into during the current and previous quarters. A decline in new or renewed service agreements in any one quarter may not be fully reflected in our revenue in that quarter but will harm our revenue in future quarters. As a result, the effect of significant downturns in sales and market acceptance of our products and services in a particular quarter may not be fully reflected in our operating results until future periods. Our subscription model also can make it difficult for us to rapidly increase our revenue through additional sales in any period, because revenue from new customers must be recognized over the applicable subscription term.

Material defects or errors in the software we use to deliver our services could harm our reputation, result in significant costs to us, and impair our ability to sell our services.

The Web Applications underlying our services are inherently complex and may contain material defects or errors, particularly when first introduced or when new versions or enhancements are released. We have, from time to time, found defects in our software and services, and new errors in our existing software and services may be detected in the future. Any defects that cause interruptions to the availability of our services could result in:

•                                            a reduction in sales or delay in market acceptance of our services;

•                                            sales credits or refunds to our customers;

•                                            loss of existing customers and difficulty in attracting new customers;

•                                            diversion of development resources;

•                                            harm to our reputation; and/or

•                                            increased warranty and insurance costs.

After the release of our services, defects or errors may also be identified from time to time by our internal team and by our customers. The costs incurred in correcting any material defects or errors in our services may be substantial and could harm our operating results.

Government regulation of the Internet and e-commerce is evolving, and unfavorable changes or our failure to comply with regulations could harm our operating results.

As Internet commerce continues to evolve, increasing regulation by super-national, federal, state or local government agencies becomes more likely. Increased regulation in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing, or use of personal or consumer information could affect our customers’ ability to use and share data, potentially reducing demand for Web-based applications and restricting our ability to store, process, and share our customers’ data. In addition, taxation of services provided over the Internet or other charges imposed by government agencies or by private organizations for accessing the Internet may also be imposed. Any regulation imposing greater fees for Internet access or use or restricting information exchange over the Internet could result in a decline in the use of the Internet and the viability of Web-based services, which could harm our business and operating results.

Privacy concerns and laws or other regulations may reduce the effectiveness of our products and services and harm our business.

Our customers can use our services to store personal or identifying information regarding their customers and contacts. Super-national, federal, state and other government bodies and agencies have adopted or are considering adoption of laws and regulations regarding the collection, use, and disclosure of personal information obtained from consumers and other individuals. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to the businesses of our customers may limit the use and adoption of our products and services and reduce overall demand.

In addition to government activity, privacy advocacy groups and the technology and other industries are considering various new, additional, or different self-regulatory standards that may place additional burdens on us. If the gathering of personal information were to be curtailed, then Web-based applications would be less effective, which may reduce demand for our products and services and harm our business.

Our operating results may be harmed if we are required to collect taxes for our subscription services in jurisdictions where we have not historically done so.

We have not collected any sales or other taxes from our customers or remitted any such taxes to any taxing jurisdiction where we may be required to do so. We have begun an analysis of this issue but to date have not made any accrual for any potential liability.  In addition, additional taxing jurisdictions at various local, national and super-national levels may seek to impose sales or other tax collection obligations on us.  We have not recorded sales or other tax liabilities for the years ended December 31, 2007 or 2006, in respect of sales or other tax liabilities in any jurisdiction. A successful assertion that we should be collecting sales or other taxes on our service could result in substantial tax liabilities for past sales, discourage customers from purchasing our products, or otherwise harm our business and operating results.

Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations, and harm our operating results.

A change in accounting standards or practices could harm our operating results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may harm our operating results or the way we conduct our business.

We may expand by acquiring or investing in other companies, which may divert management’s attention, result in additional dilution to our stockholders, and consume resources that are necessary to operate and sustain our business.

Although we have no ongoing negotiations or current agreements or commitments for any acquisitions, our business strategy may include acquiring complementary services, technologies, or businesses. We also may enter into relationships with other businesses to expand our product or service offerings or our ability to provide service in foreign jurisdictions, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing, investments in other companies, or other strategies. Negotiating these transactions can be time-consuming, difficult, and expensive, and our ability to close these transactions may often be subject to approvals that are beyond our control. Consequently, these transactions, even if undertaken and announced, may not close.

An acquisition, investment, or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel, or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, the target’s software is not easily adapted to work with ours, or we are unable to retain the customers of any acquired business due to changes in management or otherwise. Acquisitions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for operation and development of our business. Moreover, the anticipated benefits of any acquisition, investment, or business relationship may not be realized or we may be exposed to unknown liabilities. For one or more of those transactions, we may:

•                                          issue additional equity securities that would dilute our stockholders;

•                                          use cash that we may need in the future to operate our business;

•                                          incur debt on terms unfavorable to us or that we are unable to repay;

•                                          incur large charges or substantial liabilities;

•                                          encounter difficulties retaining key employees of the acquired company or integrating diverse software codes or business cultures; and/or

•                                          become subject to adverse tax consequences, substantial depreciation, or deferred compensation charges.

Any of these risks could harm our business and operating results.

We rely on our management team and need additional personnel to grow our business, and the loss of one or more key employees or our inability to attract and retain qualified personnel could harm our business.

Our success and future growth depends to a significant degree on the skills and continued services of our management team, especially Daniel J.A. Kolke, our Chief Technology Officer and Chairman of the Board, and Jeffrey L. Garon, our President and Chief Executive Officer. We do not maintain key man insurance on any members of our management team, including Messrs. Garon and Kolke. Our future success also depends on our ability to attract, retain and motivate highly skilled technical, managerial, sales, marketing and service and support personnel, including members of our management team. Competition for sales, marketing, and technology development personnel is particularly intense in the software and technology industries. As a result, we may be unable to successfully attract or retain qualified personnel. Our inability to attract and retain the necessary personnel could harm our business.

Risks Related to an Investment in our Common Stock.

Our officers, directors, and affiliates control us through their positions and stock ownership and their interests may differ from other stockholders.

As of April 23, 2008, our officers, directors, and affiliates beneficially own approximately 75.5 percent of our common stock. As a result, if they act together, they are able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions, including business combinations. This concentration could also have the effect of delaying or preventing a change in control that could otherwise be beneficial to our stockholders. The interests of our officers, directors, and affiliates may differ from other stockholders. Furthermore, the current ratios of ownership of our common stock reduce the public float and liquidity of our common stock which can in turn affect the market price of our common stock.

We are responsible for the indemnification of our officers and directors.

Our articles of incorporation and bylaws provide for the indemnification of our directors, officers, employees, and agents, and, under certain circumstances, against costs and expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. Consequently, we may be required to expend substantial funds to satisfy these indemnity obligations.

The sale of the shares of our common stock acquired in private placements could cause the price of our common stock to decline.

The purchasers of our January and April debentures and related warrants may, subject to compliance with Rule 144, rely on the provisions of Rule 144 to resell the shares of our common stock acquired upon the conversion of the debentures and exercise of the warrants.  We have no way of knowing whether or when such shares may be sold.  Depending upon market liquidity at the time, a sale of shares by such investors at any given time could cause the trading price of our common stock to decline.  The sale of a substantial number of shares of our common stock, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

The sale of the shares of our common stock acquired in private placements could cause the price of our common stock to decline.

The purchasers of our January and April debentures and related warrants, as well as the holders of our other outstanding convertible notes, may, subject to compliance with Rule 144, rely on the provisions of Rule 144 to resell the shares of our common stock acquired upon the conversion and exercise of such securities.  We have no way of knowing whether or when such shares may be sold.  Depending upon market liquidity at the time, a sale of shares by such investors at any given time could cause the trading price of our common stock to decline.  The sale of substantial number of shares of our common stock, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

In addition, in our January 2008 and April 2008 Private Placements, in the aggregate, we issued a total of $5.5 million principal amount of convertible debentures, convertible into 4,074,074 shares of our common stock, and warrants to purchase an additional 611,111 shares of our common stock.  We have agreed to register for resale by the investors the shares of common stock issuable upon the conversion of the debentures and the exercise of the warrants we issued in those private placements.  We are also registering for resale 586,667 shares of common stock issuable upon conversion of notes issued in September 2007.  The conversion or exercise into our common stock and the registration of that common stock could reuslt in a substantial increase in the number of shares in our public float.  Depending upon market liquidity at the time a resale of our common stock is made by the investors in such private placements, such sale could cause the trading price of our common stock to decline.  In addition, the sale of a substantial number of shares of our common stock,  or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

We have significant indebtedness and agreed to certain restrictions as a result of our recent private placement of convertible debentures.

We incurred $5.5 million in principal amount of indebtedness as a result of the issuance of the debentures in our January 2008 and April 2008 Private Placements.  The debentures carry substantial covenants that impose significant restrictions on us, including restrictions against incurring additional indebtedness, creating any liens on our property, amending our certificate of incorporation or bylaws, redeeming or paying dividends on shares of our outstanding common stock, and entering into certain related party transactions.  The debentures also carry substantial covenants that impose significant requirements on us, including, among others, requirements that:

•                                          we pay interest and other charges on the debentures;

•                                          we use the proceeds from the sale of the debentures only for permitted purposes;

•                                          while the debentures are outstanding, if we issue equity or equity linked securities at a price lower than the conversion price of the debentures, then the conversion price of the debentures will be reduced to the same price of the equity or equity linked securities so issued;

•                                          we keep reserved out of our authorized shares of common stock sufficient shares to satisfy our obligation to issue shares on conversion of the debentures and the exercise of the related warrants issued in connection with the sale of the debentures;

•                                          we must file a registration statement with the SEC registering the shares of common stock issuable upon the conversion of the debentures and the exercise of the related warrants on a timely basis, and it must be declared effective within a certain period of time, or else we are required to pay to each investor partial liquidated damages; and

•                                          we may not, directly or indirectly, redeem, purchase or otherwise acquire any capital stock or set aside any monies for such redemption, purchase or other acquisition.

Our ability to comply with these provisions may be affected by changes in our business condition or results of our operations, or other events beyond our control.  The breach of any of these covenants could result in a default under the debentures, permitting the holders thereof to accelerate the maturity of the debentures and demand repayment in full.  Such actions by such holders could impair our ability to operate or cause us to seek bankruptcy protection.

Certain covenants we agreed to in connection with the debentures may impair our ability to issue additional debt or equity.

Our January and April debentures impose significant covenants on us, some of which may impair our ability to issue additional debt or equity, if necessary.  For example, the investors in our April 2008 Private Placement have the right to participate in any financing we undertake through the date that is the 12 month anniversary of the effectiveness of the registration statement we agreed to file for the re-sale of our shares of common stock issuable upon conversion and exercise of the securities we issued in our April 2008 Private Placement.

If we pay interest or principal on the debentures in shares of common stock when our stock price is low, the holders thereof have the ability to negatively affect our stock price and to create a greater dilution to our stockholders.

We have the right to pay interest and monthly principal payments in cash, or upon notice to the holders and compliance with certain equity conditions, including having a currently effective registration statement covering the shares of common stock issuable upon conversion of the debentures, we can pay all or a portion of any such payment in common stock valued at a price equal to the lesser of the then effective conversion price or 85 percent of the average of the VWAP per share as reported on Bloomberg for our common stock for the 10 consecutive trading days immediately prior to the applicable payment date.  To the extent that we pay principal or interest in common stock during a period when our common stock price is low, such investor will receive a larger number of shares of our common stock as a result of the conversion, which such investor could sell at high volumes to drive the VWAP downward.  Downward pressure on the price of our common stock from consecutive conversions could result in the investors receiving payment on the debentures at successively lower conversion rates, thereby causing a successively greater dilution of our stockholders, and causing a downward spiraling affect on the price of our stock (a so-called “death spiral”).  Further, to the extent that conversion of the debenture requires us to issue more shares of common stock, we are obligated to register the additional shares of stock under a new registration statement.

Our failure to secure registration of the common stock could result in substantial liquidated damages.

Under the terms of the registration rights agreements we entered into with the investors in connection with our January 2008 and April 2008 Private Placements, we agreed to file a registration statement covering the resale of the shares of common stock underlying the securities we sold in such private placements, and to maintain the effectiveness of the registration statements (subject to certain limitations) for a period of time until the holders can sell the underlying common stock without volume restrictions under Rule 144 of the Securities Act.  If the registration statement is not declared effective within an agreed to time period, or if we fail to maintain the effectiveness of the registration statement, we are required to pay to the investors partial liquidated damages.

Our failure to repay the debentures could result in substantial penalties against us, and legal action which could substantially impair our operations.

The debentures we issued require monthly principal payments equal to 1/18th of the principal amount due under each debenture.  The debentures accrue interest at the rate of 6 percent per annum, payable quarterly and on each monthly principal payment.  We have the right to pay interest and monthly principal payments in cash, or upon notice to the holders and compliance with certain equity conditions, we can pay all or a portion of any such payment in common stock.  To repay the debentures in cash, we will be required to use our limited working capital or raise additional funds.  If we are unable to repay the debentures when required, either in cash or in common stock, the holders could commence legal action against us.  Any such action could impose significant costs on us and require us to curtail or cease operations.

In addition, the debentures define certain events of default, including without limitation failure to make a payment obligation, failure to observe other covenants of the debenture or related agreements (subject to applicable cure periods), breach of representation or warranty, bankruptcy, default under another significant contract or credit obligation, delisting of our common stock, a change in control, failure secure and maintain an effective registration statement covering the resale of the common stock underlying the debentures and the warrants, or failure to deliver share certificates in a timely manner. In the event of default, which is not cured within specified grace periods, the holders of the debentures have the right to accelerate all amounts outstanding under the debentures and demand payment of a mandatory default amount equal to 130 percent of the amount outstanding under the debenture, plus accrued interest and expenses.  If we were unable to repay the mandatory default amount when required, the holders could commence legal action against us.  Any such action could impose significant costs on us and require us to curtail or cease operations.

If we need additional financing in the future and are required to issue securities which are priced at less than the conversion price of our debentures or the exercise price of warrants sold in our recent private placements, it will result in additional dilution.

Our January and April debentures and the related warrants contain provisions that will require us to reduce the conversion price and exercise price, as the case may be, if we issue additional securities while such debentures or warrants are outstanding which contain purchase prices, conversion prices or exercise prices less than the conversion price of our January or April debentures or the exercise price of the warrants.  If this were to occur, current investors, other than the investors in our recent private placements, would sustain material dilution in their ownership interest.

The market price of our securities could be adversely affected by sales of registered and restricted securities.

Actual sales or the prospect of future sales of shares of our common stock pursuant to a prospectus or under Rule 144 may have a depressive effect upon the price of, and market for, our common stock.  As of April 23, 2008, 22,705,634 shares of our common stock were issued and outstanding, of which 17,695,634 are “restricted securities” and under some circumstances may, in the future, be under a registration under the Securities Act or in compliance with Rule 144 adopted under the Securities Act.  In general, under Rule 144, subject to the satisfaction of other conditions, a person who has beneficially owned restricted shares of common stock for at least one year is entitled to sell, within any three month period, a number of shares that does not exceed the greater of 1 percent of the total number of outstanding shares of the same class; or if the common stock is quoted on NASDAQ or a stock exchange, the average weekly trading volume during the four calendar weeks immediately preceding the sale.  We cannot predict what effect, if any, that sales of shares of common stock, or the availability of these shares for sale, will have on the market prices prevailing from time to time.  Nevertheless, the possibility that substantial amounts of common stock may be sold in the public market may adversely effect prevailing prices for our common stock and could impair our ability to raise capital in the future through the sale of equity securities.

In addition to the 17,695,634 shares of “restricted securities” that were issued and outstanding as of April 23, 2008, we have filed a registration statement seeking to register for resale an aggregate of 5,760,741 shares of our common stock as follows: (i) 4,660,741 shares issuable upon the conversion of the principal amount of outstanding debentures and notes, (ii) 488,889 shares issuable upon conversion of interest accured on the foregoing debentures, and (iii) 611,111 shares issuable upon exercise of warrants.  The additional overhang represented by these registered securities could also have a depressive effect on the public trading price of our common stock.

Anti-takeover provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law contain provisions that could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our board of directors. Our corporate governance documents include provisions:

•                                          authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend, and other rights superior to our common stock;

•                                          limiting the liability of, and providing indemnification to, our directors and officers;

•                                          limiting the ability of our stockholders to call and bring business before special meetings;

•                                          requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors;

•                                          controlling the procedures for the conduct and scheduling of board and stockholder meetings; and

•                                          limiting, generally, the filling of vacancies or newly created seats on the board to our board of directors then in office.

These provisions, alone or together, could delay hostile takeovers and changes in control or changes in our management.

Any provision of our amended and restated certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

Significant amounts of our outstanding common stock will be available for resale into the market, which could potentially cause the market price of our common stock to drop significantly, even if our business is doing well.

As of April 23, 2008, we had 22,705,634 shares of common stock issued and outstanding held by approximately 145 shareholders of record, including 5,010,000 shares that were issued pursuant to the court approved plan of reorganization.  The shares issued under the plan of reorganization are freely tradable securities.  The market price of our common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them in an excessive amount relative to the market demand for our shares. An excessive sale of our shares may result in a substantial decline in the price of our common stock and limit our ability to raise capital, even if our business is doing well.

We may issue additional shares of our capital stock, including through convertible debt securities, to finance future operations or complete a business combination, which would reduce the equity interest of our stockholders and could cause a change in control of our ownership.

Although we have no commitments as of the date of this report to issue any additional securities, we may issue a substantial number of additional shares of our common stock or preferred stock, or a combination of both, including through convertible debt securities, to finance future operations.  We may not be able to obtain additional debt or equity financing on favorable terms, if at all.  If we engage in debt financing, then we may be required to accept terms that restrict our ability to incur additional indebtedness and force us to maintain specified liquidity or other ratios.

Further, the issuance of additional shares of our common stock or any number of shares of preferred stock, including upon conversion of any debt securities, may:

•                                          significantly reduce the equity interest of our current stockholders;

•                                          cause a change in control if a substantial number of our shares of common stock or voting preferred stock are issued, which may affect, among other things, our ability to use our net operating loss carry-forwards, if any, and could also result in a change in management; and/or

•                                          adversely affect prevailing market prices for our common stock.

If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

•                                          develop or enhance our products and services;

•                                          continue to expand our development, sales and marketing organizations;

•                                          acquire complementary technologies, products or businesses;

•                                          expand operations;

•                                          hire, train and retain employees; and/or

•                                          respond to competitive pressures or unanticipated working capital requirements.

Although we have no commitments as of the date hereof to issue any additional securities, we may issue a substantial number of additional shares of our common stock or preferred stock, or a combination of both, including through convertible debt securities, to finance future operations or complete a business combination.  The issuance of additional shares of our common stock or any number of shares of preferred stock, including upon conversion of any debt securities:

•                                          may significantly reduce the equity interest of our current stockholders;

•                                          will likely cause a change in control if a substantial number of our shares of common stock or voting preferred stock are issued and could also result in a change in management; and/or

•                                          may adversely affect prevailing market prices for our common stock.

The 2007 Stock Incentive Plan and all options issued under the 2007 Stock Incentive Plan contain provisions for acceleration of all unvested options in the event of a change of control, which might be a disincentive to acquisition of the Company as a liquidation strategy.

The 2007 Stock Incentive Plan and all options currently issued thereunder and options granted outside such plan provides for accelerated vesting of all unvested options in the event of a change of control, which is defined as an acquisition by a single person of more than 50 percent of the total combined voting power of all of our outstanding securities. This may be regarded as a barrier to retention of key employees following a change-of-control acquisition and therefore make such an acquisition more costly or difficult, and therefore an unattractive strategic option, for a prospective acquiror.

We have never paid dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future.

We have paid no cash dividends on any of our classes of capital stock to date and we currently intend to retain our future earnings, if any, to fund the development and growth of our business.  In addition, the terms of the Notes prohibit us from making any dividend payment or distribution to holders of our common stock while any portion of the Notes remain outstanding.  As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

Our securities may be thinly traded on the Over-the-Counter Bulletin Board, which may not provide liquidity for our investors.

Our common stock is quoted on the Over-the-Counter Bulletin Board. The Over-the-Counter Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ Stock Market or national or regional exchanges. Securities traded on the Over-the-Counter Bulletin Board are usually thinly traded, highly volatile, have fewer market makers, and are not followed by analysts.

The SEC’s order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the Over-the-Counter Bulletin Board. Quotes for stocks included on the Over-the-Counter Bulletin Board may not be listed in newspapers. Therefore, prices for securities traded solely on the Over-the-Counter Bulletin Board may be difficult to obtain and holders of our securities may be unable to resell their securities at or near their original acquisition price, or at any price.

Investors must contact a broker-dealer to trade Over-the-Counter Bulletin Board securities. As a result, you may not be able to buy or sell our common stock at the times that you may wish.

Even though our common stock is quoted on the Over-the-Counter Bulletin Board, the Over-the-Counter Bulletin Board may not permit our investors to sell securities when and in the manner that they wish. Because there are no automated systems for negotiating trades on the Over-the-Counter Bulletin Board, they are conducted via telephone. In times of heavy market volume, the limitations of this process may result in a significant increase in the time it takes to execute investor orders. Therefore, when investors place market orders to buy or sell a specific number of shares at the current market price it is possible for the price of a stock to go up or down significantly during the lapse of time between placing a market order and its execution.

Our stock price may be volatile and you may not be able to sell your shares for more than what you paid.

Our stock price is likely to be subject to significant volatility and you may not be able to sell shares of common stock at or above the price you paid for them. The market price of the common stock could continue to fluctuate in the future in response to various factors including, but not limited to: quarterly variations in operating results; our ability to control costs and improve cash flow; announcements of technological innovations or new products by us or our competitors; changes in investor perceptions; and new products or produce enhancements by us or our competitors. The stock market in general has continued to experience volatility, which may further affect our stock price. As such, you may not be able to resell your shares of common stock at or above the price you paid for them.

Our common stock is likely to be subject to penny stock rules.

Our common stock is subject to Rule 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended, or the “Exchange Act,” which imposes certain sales practice requirements on broker-dealers which sell our common stock to persons other than established customers and “accredited investors” (generally, individuals with net worths in excess of $1 million or annual incomes exceeding $200,000 (or $300,000 together with their spouses)).  For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale.  This rule adversely affects the ability of broker-dealers to sell our common stock and purchasers of our common stock to sell their shares of such common stock.  Additionally, our common stock is likely to be subject to the SEC regulations for “penny stock.”  Penny stock includes any equity security that is not listed on a national exchange and has a market price of less than $5.00 per share, subject to certain exceptions.  The regulations require that prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule set forth by the SEC relating to the penny stock market must be delivered to the purchaser of such penny stock.  This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for the common stock.  The regulations also require that monthly statements be sent to holders of penny stock which disclose recent price information for the penny stock and information of the limited market for penny stocks.  These requirements adversely affect the market liquidity of our common stock.

We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could harm our operating results.

As a public company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with current corporate governance requirements, including requirements under Section 404 and other provisions of the Sarbanes-Oxley Act, as well as rules implemented by the SEC. The expenses incurred by public companies for reporting and corporate governance purposes have increased dramatically. We expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We are unable to currently estimate these costs with any degree of certainty. We also expect these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage than used to be available. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 13, 2008, Etelos, Incorporated, a Washington corporation, held a meeting of stockholders in connection with the approval of the Merger.  In connection with the vote, the Merger was approved by all classes of its outstanding preferred and common stock.

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

May 15, 2008	ETELOS, INC.

By:	/s/ David S.G. MacKenzie
David S.G. MacKenzie
Vice President & Chief Financial Officer and Chief Accounting Officer