Form 10-Q
period 2008-06-30
ETELOS, INC.
filed 2008-08-18
CIK 1045739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

YES ☐ NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated Filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	YES ☐ NO ☒

On June 30, 2008, the registrant had outstanding 23,052,624 shares of $0.01 par value common stock, its only class of common equity.

EXPLANATORY NOTE

On February 8, 2007, Tripath Technology Inc., a Delaware corporation (“Tripath”) filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. On February 1, 2008, the bankruptcy court issued an order confirming approval of the Plan of Reorganization, including the merger and the transfer of all of Tripath’s existing assets into a separate bankruptcy estate and the discharge of all of Tripath’s liabilities.  The Plan of Reorganization also contemplated the merger of Etelos, Incorporated, a Washington corporation (“Etelos-WA”) with Tripath.   The overall impact of the confirmed Plan of Reorganization was for Tripath to emerge from the bankruptcy proceeding with no assets and no liabilities as a shell corporation and for all issued and outstanding securities of and interests in Tripath, including debentures, stock options (including, but not limited to, all stock options granted to employees), warrants, and other shares of common stock to be canceled and extinguished.

On April 23, 2008, Tripath  filed a Current Report on Form 8-K announcing, among other things, that Etelos-WA, merged with and into Tripath (the “Merger”), and that the surviving corporation changed its name to Etelos, Inc. and its fiscal year end  to December 31.  The effective date of the Merger was April 22, 2008, and Etelos, Inc., as the surviving corporation, will conduct the business and operations previously conducted by Etelos-WA.  In connection with the Merger, all outstanding shares of Etelos-WA common stock were converted into shares of Etelos, Inc. common stock on a three for one ratio: one share of Etelos Inc. common stock for every three shares of common stock of Etelos-WA.  Also in connection with the Merger, (i) all outstanding shares of preferred stock of Etelos-WA were converted in to shares of common stock of Etelos, Inc., (ii) Etelos, Inc. issued an aggregate of 5,010,000 shares of its common stock to the secured and unsecured creditors of Tripath and (iii) all the shares of Tripath Technology were cancelled.  Prior to the Merger, Tripath was a shell corporation and in accordance with the Plan of Reorganization had no assets or liabilities.  While Tripath acquired all the outstanding preferred and common stock of Etelos-WA, for accounting purposes, the acquisition has been treated as a recapitalization of Etelos-WA with Etelos-WA as the acquirer (a reverse acquisition).  The historical financial statements prior to April 22, 2008, are those of Etelos-WA and the description of the business contained in this report as well as the one contained in the financial statements reflect the operations of Etelos-WA for the quarterly and six month periods ended June 30, 2008 and 2007.  Also, on April 23, 2008, Etelos, Inc., formerly Tripath, amended its articles of incorporation with the state of Delaware to change its total authorized shares of stock to 300,000,000 shares, of which 250,000,000 shares are designated “Common Stock” with a par value of $0.01 per share and 50,000,000 shares are designated “Preferred Stock” with a par value of $0.01 per share.  The Preferred Stock may be issued from time to time in one or more series, each of such series to consist of such number of shares and to have such terms, rights, powers and preferences, and the qualifications and limitations with respect thereto, as stated in the resolutions providing for the issue of such series adopted by the board of directors.

Information concerning number of shares outstanding for Etelos, Inc. including the conversion prices and number of shares issuable upon conversion of convertible securities and exercise prices of warrants and stock options and the number of shares issuable upon exercise of the options and warrants, has been adjusted to reflect the three for one conversion ratio effected in connection with the Merger as if it had occurred at the beginning of the quarterly and six month periods and as of December 31, 2007.

PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS (UNAUDITED)

ETELOS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	June 30, 2008	December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$1,796	$928
Accounts receivable, net	5	—
Prepaid expenses and other current assets	62	20
Total current assets	1,863	948

Property and equipment, net	81	50
Other assets	308	41

Total assets	$2,252	$1,039

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$437	$250
Accounts payable related parties	2	56
Accrued payroll and related expenses	588	514
Other accrued expenses	256	241
Deferred revenue	3	3
Deferred rent	4	—
Current portion notes payable, net of discounts	2,629	3,165
Current portion notes payable to related parties	150	187
Current portion capital leases	17	16
Warrant and derivative liability	10,521	—
Total current liabilities	14,607	4,432

Long-term notes payable, net of discounts, less current portion	2,871	889
Long-term notes payable to related parties, less currrent portion	561	629
Long-term deferred rent	1	—
Long-term capital leases	27	36

Total liabilities	18,067	5,986

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.01 par value: 50,000,000 shares authorized with liquidation preferences:
Series A: 4,166,667 shares authorized; issued and outstanding - no shares at June 30, 2008, and 22,167 at December 31, 2007	—	—
Series B: 7,500,000 shares authorized; issued and outstanding - no shares at June 30, 2008, and 40,000 at December 31, 2007	—	—
Series C: 20,000,000 shares authorized; issued and outstanding - no shares at June 30, 2008, and 1,482,604 at December 31, 2007	—	15
Common stock, $0.01 par value: 250,000,000 shares authorized; issued and outstanding - 23,052,624 at June 30, 2008, and 6,791,313 at December 31, 2007	231	68
Additional paid-in capital	18,192	5,404
Accumulated deficit	(34,238)	(10,434)
Total stockholders’ deficit	(15,815)	(4,947)

Total liabilities and stockholders’ deficit	$2,252	$1,039

The accompanying notes are an integral part of these condensed interim financial statements

ETELOS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenue	$22	$106	$45	$211
Cost of revenue	148	69	249	124
Gross profit (loss)	(126)	37	(204)	87

Operating expenses:
Research and development	1,283	292	2,476	554
Sales and marketing	508	149	801	221
General and administrative	630	110	1,100	155
Total operating expenses	2,421	551	4,377	930

Loss from operations	(2,547)	(514)	(4,581)	(843)

Other expense
Merger costs	13,444	—	13,444	—
Other expense	15	—	15	—
Total other expense	13,459	—	13,459	—

Interest expense, net	5,567	58	5,765	98
Loss before taxes	(21,573)	(572)	(23,805)	(941)

Provision for income taxes	—	—	—	—

Net loss	$(21,573)	$(572)	$(23,805)	$(941)

Basic and diluted net loss per share	$(1.13)	$(0.16)	$(1.80)	$(0.27)

Weighted average number of common shares used in computing basic and diluted net loss per share	19,046	3,507	13,198	3,504

The accompanying notes are an integral part of these condensed interim financial statements

ETELOS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(23,805)	$(941)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	13	8
Amortization of notes discount	165	—
Amortization of financing fees	32	—
Stock based compensation	69	—
Interest expense paid in common stock	77	—
Beneficial conversion feature	991	—
Change in valuation of liability relating to embedded derivatives and warrants	4,377	—
Professional fees paid in common stock	—	30
Merger costs paid in common stock	13,177	—
Changes in operating assets and liabilities:
Accounts receivable, net	(5)	(61)
Prepaid expenses and other current assets	(41)	(17)
Other assets	(65)	—
Accounts payable	153	129
Accounts payable related parties	(54)	126
Accrued payroll and related expenses	73	59
Other accrued expenses	137	12
Deferred revenue	—	28
Deferred rent	5	—

Net cash used in operating activities	(4,701)	(627)

Cash flows from investing activity:
Purchases of property and equipment	(44)	—

Net cash used in investing activities	(44)	—

Cash flows from financing activity:
Proceeds from notes payable	5,500	600
Proceeds from issuance of common stock	460	—
Payment of fees on financing transactions	(234)	—
Proceeds from (payments of) notes payable to related parties	(105)	17
Payment of capital leases	(8)	(7)
Net change in line of credit	—	4

Net cash provided by financing activities	5,613	614

Net increase (decrease) in cash and cash equivalents	868	(13)

Cash, and cash equivalents, beginning of period	928	15

Cash, and cash equivalents, end of period	$1,796	$2

Supplemental disclosure of cash flow information:
Cash paid for interest	$126	$33

Supplemental disclosure of non-cash financing activities:
Record warrants and embedded derivatives as liabilities	$6,489	$—
Issuance of common stock for convertible debt	$2,463	$—
Issuance of common stock for interest conversion	$199	$200
Issuance of detachable warrants	$73	$42
Discount on convertible notes	$68	$42
Issuance of common stock for anti-dilution	$55	$—
Repurchase of common stock	$36	$—
Conversion of preferred stock to common stock	$15	$—

The accompanying notes are an integral part of these condensed interim financial statements

ETELOS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Organization

On February 8, 2007, Tripath Technology Inc., a Delaware corporation (“Tripath”) filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. On February 1, 2008, the bankruptcy court issued an order confirming approval of the Plan of Reorganization, including the merger and the transfer of all of Tripath’s existing assets into a separate bankruptcy estate and the discharge of all of Tripath’s liabilities.  The Plan of Reorganization also contemplated the merger of Etelos, Incorporated, a Washington corporation (“Etelos-WA”) with Tripath.  The overall impact of the confirmed Plan of Reorganization was for Tripath to emerge from the bankruptcy proceeding with no assets and no liabilities as a shell corporation and for all issued and outstanding securities of and interests in Tripath, including debentures, stock options (including, but not limited to, all stock options granted to employees), warrants, and other shares of common stock to be canceled and extinguished.

On April 23, 2008, Tripath filed a Current Report on Form 8-K announcing, among other things, that Etelos-WA, merged with and into Tripath (the “Merger”), and that the surviving corporation changed its name to Etelos, Inc. and its fiscal year end to December 31.  The effective date of the Merger was April 22, 2008, and Etelos, Inc., as the surviving corporation, will conduct the business and operations previously conducted by Etelos-WA.  In connection with the Merger, all outstanding shares of Etelos-WA common stock were converted into shares of Etelos, Inc. common stock on a three for one ratio: one share of Etelos Inc. common stock for every three shares of common stock of Etelos-WA.  Also in connection with the Merger, (i) all outstanding shares of preferred stock of Etelos-WA were converted in to shares of common stock of Etelos, Inc., (ii) Etelos, Inc. issued an aggregate of 5,010,000 shares of its common stock to the secured and unsecured creditors of Tripath and (iii) all the shares of Tripath Technology were cancelled. Also on April 23, 2008, Etelos, Inc., formerly Tripath, amended its articles of incorporation with the state of Delaware to change its total authorized shares of stock to 300,000,000 shares, of which 250,000,000 shares are designated “Common Stock” with a par value of $0.01 per share and 50,000,000 shares are designated “Preferred Stock” with a par value of $0.01 per share.  The Preferred Stock may be issued from time to time in one or more series, each of such series to consist of such number of shares and to have such terms, rights, powers and preferences, and the qualifications and limitations with respect thereto, as stated in the resolutions providing for the issue of such series adopted by the board of directors.

Prior to the Merger, Tripath was a shell corporation and in accordance with the Plan of Reorganization had no assets or liabilities.  While Tripath acquired all the outstanding preferred and common stock of Etelos-WA, for accounting purposes, the acquisition has been treated as a recapitalization of Etelos-WA with Etelos-WA as the acquirer (a reverse acquisition).  The historical financial statements prior to April 22, 2008, are those of Etelos-WA and reflect the operations of Etelos-WA for the quarterly and six month period ended June 30, 2008 and 2007.  Proforma financial information giving effect to the acquisition as if the acquisition took place on January 1, 2007, have not been presented because Etelos-WA acquired no tangible or intangible assets, liabilities or any of the business operations of Tripath prior to its emergence from bankruptcy and therefore, the historical operations of Tripath are not an indicator of the future operations of Etelos, Inc.  The operations of Etelos, Inc. subsequent to the Merger include only those of Etelos-WA.

The 5,010,000 shares of Etelos, Inc. common stock were valued at $2.63 per share, the estimated fair value of the common stock on the date of the Merger, which resulted in a charge to operations of $13.2 million included in the caption Merger Related Costs in the accompanying Statement of Operations.  Etelos, Inc. believes that these shares were issued primarily for past services provided to Etelos-WA by the secured creditors and the release of the secured and unsecured creditors claims against Tripath.

Information concerning number of shares outstanding for Etelos, Inc. including the conversion prices and number of shares issuable upon conversion of convertible securities and exercise prices of warrants and stock options and the number of shares issuable upon exercise of the options and warrants, has been adjusted to reflect this stock split as if it had occurred at the beginning of the quarterly and six month periods and as of December 31, 2007.  Also, the Shareholders’ Deficit section of the accompanying Balance Sheet has been adjusted to reflect the legal capital structure of Tripath adjusted for the change in authorized shares of common and preferred stock.

2.  The Company and Risks and Uncertainties

Etelos is a developer and distributor of software productivity solutions that assist business organizations to effectively use Web Applications.  Etelos provides a revolutionary Software-as-a-Service (“SaaS”) ecosystem for building, distributing and using Web Applications, including the Etelos MarketplaceTM, which is a marketplace to deploy and support such Web Applications.  The purpose of the Etelos Markeyplace is to give businesses choices in applications and hosting and support services to cost effectively accomplish their goals.  Etelos offers subscriptions to its applications to end users including its Etelos Marketplace and provides software developed by Etelos to enable Marketplace partners to offer their products and services to end users as a service under a SaaS model.

We began operations in 1999 but we did not adopt the SaaS on-demand Web Applications delivery model until 2005. As such, we have a limited operating history in the SaaS industry, including licensing our software, from which to evaluate our business and prospects.  We incurred a net loss of $4.0 million for the year ended December 31, 2007, and have an accumulated deficit of $10.4 million at December 31, 2007.  During the six months ended June 30, 2008, revenue has been limited and revenue derived from SaaS has been minor.  In addition, we have not generated any significant revenue from through the Etelos Marketplace from licensing or sale of subscriptions to our products or services or third-party products or services.  We cannot assure you that our future planned operations will be implemented successfully or that we will ever have profits.  Furthermore, we are experiencing the initial costs and uncertainties of a young operating company, including start-up expenditures, unforeseen costs and difficulties, complications, and delays, all of which must be resolved and/or paid without the benefit of a predictable revenue stream.  We cannot be sure that we will be successful in meeting these challenges and addressing these risks and uncertainties.  If we are unable to do so, then our business will not be successful.

We maintain the majority of cash balances and all of our short-term investments with one financial institution.

As used herein, unless the context requires otherwise, the terms the “Company,” “we,” “us,” “our” or “Etelos” refers to Etelos, Inc., the corporation that survived the Merger.

3. Basis of Presentation

The accompanying condensed consolidated financial statements include our accounts as of June 30, 2008, and December 31, 2007, and for the three and six months ended June 30, 2008 and 2007.  These condensed financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The December 31, 2007, consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. However, we believe that all disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto, included on Form 8-K filed April 23, 2008, and Form 8-K/A filed April 25, 2008, by Tripath.

In the opinion of our management, all adjustments (which consist of normal recurring adjustments, except as disclosed herein) necessary to fairly present our financial position, results of operations and cash flows for the interim periods presented have been included. The results of operations for the three and six months ended June 30, 2008, are not necessarily indicative of the results to be expected for the full year or for any future periods.

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

4. Going Concern

The financial statements have been prepared by us with the assumption that we will continue as a going concern.  We have experienced net losses of $23.8 million and $4.0 million for the six months ended June 30, 2008, and the year ended December 31, 2007, respectively, and have a total stockholders’ deficit of $15.8 million, as of June 30, 2008, all of which raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might arise should we be unable to continue as a going concern.

Management has supported current operations by raising additional operating cash through the private sale of convertible debentures and notes payable. This has provided us with the cash inflows to continue our business plan, but have not resulted in significant improvement in our financial position or results of operations. Alternatives we are pursuing to improve our cash flow used in operations include (1) raising additional working capital through additional sale of preferred stock, common stock and/or debt and (2) reducing cash operating expenses to levels that are in line with current revenues.  The first alternative could result in substantial dilution to existing shareholders. There can be no assurance that our current financial position can be improved, that we can raise additional working capital, or that we can achieve positive cash flows from operations. Our long-term viability as a going concern is dependent upon our ability to (1) locate sources of debt or equity funding to meet current commitments and near-term future working capital requirements and (2) achieve profitability and ultimately generate sufficient cash flow from operations to sustain our continuing operations.

Our cash balance including proceeds from our recent debt financings may not be sufficient to fund our operations through September 2008.  If cash reserves and our credit facility are not sufficient to sustain operations, then we plan to raise additional capital by selling shares of our capital stock or other securities.  However, there are no commitments or arrangements for future financings in place at this time and we can give no assurance that such capital will be available on favorable terms, or at all.  We may need additional financing thereafter until we can achieve profitability.  If we cannot, then we will be forced to curtail our operations or possibly be forced to evaluate a sale or liquidation of our assets.  Even if we are successful in raising additional funds, there is no assurance regarding the terms of any additional investment.  Any future financing may involve substantial dilution to existing investors.

5.  Research and Development and Software Development Costs

Research and development expenses consist primarily of salaries, payroll taxes, benefits, and related expenditures for technology, software development, project management, and support personnel. Costs related to the research and development of new products, services and enhancements to existing products are expensed as provided for by SFAS NO. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (SFAS 86).  Under SFAS 86, costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established. Research and development costs are capitalized beginning when a product’s technological feasibility has been established and ending when the product is available for general release to customers. Technological feasibility is reached when the product reaches the working model stage. To date, products and enhancements have generally reached technological feasibility and have been released for sale at substantially the same time and all research and development costs have been expensed.

Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1), which applies to Software as a Service (SaaS) business model, are met for the capitalization of software development cost.  Under SOP 98-1, software development costs, including costs incurred to purchase third party software, are capitalized beginning when the Company has determined certain factors are present, including, among others, that technology exists to achieve the performance requirements, buy versus internal development decisions have been made, and the Company’s management has authorized the funding for the project. Capitalization of software development costs ceases when the software is substantially complete and is ready for its intended use.  To date, no software development costs incurred have met the criteria set forth in SOP 98-1 for capitalization.

6.  Revenue Recognition

We distribute Web Applications as a subscription service using the Software-as-a-Service (SaaS) or software-on-demand business model and allow third parties to offer their products or services through storefronts in the Etelos Marketplace, and to advertise on our web site or in our annual magazine for a fee.  We also license certain of our software products under perpetual and terms licenses.  Revenues are recognized on these service and licensing transactions using the criteria in Securities and Exchange Commission Staff Accounting Bulletin 104, “ Revenue Recognition in Financial Statements” and SOP 97-2, “Software Revenue Recognition”, respectively, which both provide that revenue may be recognized when all of the following are met:

•	persuasive evidence of an arrangement exists,

•	the product or service has been delivered,

•	the fee is fixed or determinable, and

•	collection of the resulting receivable is reasonably assured or probable.

For the Software-as-a-Service (SaaS) business model, persuasive evidence is generally an acceptance by the customer of a binding agreement and authorization by the customer to charge a credit card; delivery generally occurs over the term of the subscription agreement related to the SaaS; and the fee is fixed and collection reasonably assured when the customer’s credit card is charged.  Accordingly, revenue is recognized over the period the SaaS is provided.

For software licensed under term or perpetual agreements, persuasive evidence of an arrangement is evidenced by a binding agreement signed by the customer and delivery generally occurs upon delivery of the software to a common carrier. If a significant portion of a fee is due after our normal payment terms of typically 30 days, then we recognize revenue as the fees become due. If we determine that collection of a fee is not reasonably assured, then we defer the fees and recognize revenue upon cash receipt, provided that all other revenue recognition criteria are met.

Advertising on our web site is recognized as revenue over the period the add appears on our web site and advertising presented in our annual magazine is recognized upon publication of the magazine provided the other criteria for revenue recognition set forth above have been met.

Arrangements for which the fees are not deemed reasonably assured for collection are recognized upon cash collection.

7.  Stock Based Compensation

The Company, under SFAS No. 123 (revised 2004), “Share-Based Payment” (FAS 123R), is applying the “modified prospective method” and used the Black-Scholes Merton model to value all new stock based compensation awards granted starting January 1, 2006, and for any modification, cancellation, or repurchase of awards granted prior to January 1, 2006.  As a result, we have recorded compensation cost in the statement of operations based on the fair value of the award for the requisite service period. FAS 123(R) also requires us to estimate forfeitures in calculating the expense relating to share-based compensation as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur. This resulted in $68.7 thousand and $0.0 of expense for the quarters ending June 30, 2008 and 2007 respectively and $68.8 and $0.0 of expense for the six months ending June 30, 2008 and 2007, respectively.

FAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to our loss position, there were no such tax benefits during the quarters and six month periods ended June 30, 2008 and 2007. Prior to the adoption of FAS 123(R), those benefits would have been reported as operating cash flows had we received any tax benefits related to stock option exercises.

The weighted-average fair value of stock-based compensation is based on the single option valuation approach and is estimated on the date of grant using a Black-Scholes Merton based option valuation model. The fair value of forfeitures is an estimate and no dividends have been declared. The fair value of options granted during the three and six months ended June 30, 2008 and 2007, were calculated based on the following average assumptions:

	For the Three Months		For the Six Months
	Ended June 30		Ended June 30
	2008	2007	2008	2007
Estimate fair value	$1.44	$—	$0.75	$—
Expected lives in years	7	—	7	—
Volatlity	68.50%	0.00%	56.00%	0.00%
Risk free interst rate	3.46%	0.00%	3.13%	0.00%
Dividend yield	$—	$—	$—	$—

We used estimated volatility of comparable public companies to estimate the expected volatility used for the Black-Scholes Merton model. The risk-free interest rate assumption is based upon the US Treasury yield. We historically have not declared dividends and therefore the dividend yield was assumed to be zero in the model.

The following table summarizes stock option activity under the Company’s stock option plans:

Outstanding at December 31, 2007	4,097,083
Granted	693,167
Exercised	(3,750)
Cancelled	(206,007)
Outstanding at June 30, 2008	4,580,493

There was no cash received as a result of options exercised during the quarter ended June 30, 2008. There were no equity instruments granted under share-based payment arrangements and therefore there was no cash used to settle any equity instrument. We do not plan to repurchase any shares during the remainder of 2008.

8.  Net Loss per Share

Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period, excluding any unvested restricted stock that is subject to repurchase. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of unvested restricted stock (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and the conversion of the Company’s convertible notes and debentures (using the if-converted method).  As their effect is antidilutive, 4,580,493 of common shares exercisable under outstanding employee stock options, 611,111 of common shares exercisable under outstanding warrants and 6,426,074 shares of common issuable upon conversion of the outstanding convertible notes payable and debentures have been excluded from this calculation.  The average exercise price of outstanding employee stock options and warrants to purchase the Company’s common stock is $0.23 and $1.80, respectively, at June 30, 2008.

The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share amounts):

	For the Three Months		For the Six Months
	Ended June 30		Ended June 30
	2008	2007	2008	2007

Numerator:
Net loss	$(21,573)	$(572)	$(23,805)	$(941)

Denominator:
Weighted average common stock	19,046	3,507	13,198	3,504

Net loss per share:
Basic and diluted	$(1.13)	$(0.16)	$(1.80)	$(0.27)

9. Recently Issued Accounting Standards

In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP FAS 157-2), which delays the effective date of Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157) for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. We are currently evaluating the impact of adopting FSP FAS 157-2 for non-financial assets and non-financial liabilities on our consolidated financial position, cash flows, and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (FAS 141R), which requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. FAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Also, in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”  (FAS 160), which clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. FAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of adopting SFAS 141R and SFAS 160 on our consolidated financial position, cash flows, and results of operations.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1), which requires entities to apply the two-class method of computing basic and diluted earnings per share for participating securities that include awards that accrue cash dividends (whether paid or unpaid) any time common shareholders receive dividends and those dividends do not need to be returned to the entity if the employee forfeits the award. FSP EITF 03-6-1 will be effective for the Company on January 1, 2009, and will require retroactive disclosure. The Company is currently evaluating the impact of adopting FSP EITF 03-6-1 on its consolidated financial position, cash flows, and results of operations.

10. Convertible Notes and Debentures and Embedded Derivative and Warrant Liability

Convertible notes and debentures comprise (in thousands):

	June 30, 2008	December 31, 2007
20% convertible notes	$—	$850
6% convertible notes	1,764	3,326
January 2008 Debentures	2,000	—
April 2008 Debentures	3,500	—
	7,264	4,176
Less discount on long term notes payable	(21)	(16)
Less amount classified as current	(4,431)	(3,344)
Long term	$2,812	$816

20% Convertible Notes

During the period October 2006 to June 2007, we issued 20 percent convertible notes with a face value of $850 thousand and detachable warrants to purchase shares of our common stock in exchange for $850 thousand. The notes mature on June 1, 2008, with interest due and payable on October 1, 2007, and the last day of each calendar quarter thereafter, through the maturity date. At our option, upon the closing of a Series D preferred stock offering having aggregate gross proceeds not less than $7.0 million, excluding the proceeds collected in connection with this financing, note holders may elect to convert the outstanding principal and the accrued and unpaid interest into Series D preferred stock at the purchase price per share of Series D preferred stock. In addition, a mandatory conversion provision would be triggered by the closing of a public offering at a conversion price equal to or greater than the note conversion price. There is a provision for a conversion price adjustment which would be triggered upon a stock split, reverse stock split, or issuance of stock dividends, whereby the conversion price would be adjusted to ensure that the holder would be receiving the same number of shares, as though the conversion right had been exercised prior to the triggering event. We are required to reserve, at all the times, the number of authorized unissued shares such that we have enough shares to issue in the event that the conversion right is exercised.  As of June 30, 2008, $750 thousand of the 20% convertible notes have been converted into 1,000,000 shares of the Company’s common stock and the balance of $100 thousand have been paid in cash.

The detachable warrants allow the holders to purchase up to 283,333 shares of our common stock at an exercise price of $0.09 per share. As of June 30, 2008, all of the warrants had been exercised. The warrants were determined to have de minimus value at the issuance date.

6% Convertible Notes

During the period August 2007 to October 2007, we issued 6 percent convertible notes with a face value of $3,326.4 thousand at an original issue discount of 10 percent with detachable warrants to purchase shares of our common stock in exchange for $3,024 thousand.  These notes mature on March 31, 2009, with interest due and payable on February 1, 2008, and on the last day of each calendar quarter thereafter. We are required to make payments on the outstanding principal balance beginning September 1, 2008,and on the 1st day of each calendar quarter thereafter. The default interest rate is 8 percent. The notes and unpaid interest are convertible into shares of our common stock: (i) at our option upon the closing of a Preferred Series D round at $0.75 per share, and (ii) mandatorily upon; (a) closing of Series E Preferred Stock offering, no later than January 31, 2008, having aggregate gross proceeds to the Company of not less than $5.0 million at the price per share of the Series E preferred stock less a 10% discount, (b) closing of public offering at a conversion rate of $0.75 per preferred share, or (c) a change of 40 percent of the control, at a conversion rate of $0.75 per preferred share. As of June 30, 2008, $1,712 thousand of the face value of the 6% convertible notes have been converted to 2,283 thousand shares of the Company’s common stock and $1,764 thousand remain outstanding.

In addition, the purchasers of the 6% Convertible Notes received warrants, which are fully exercisable, to purchase 1,080,000 shares of the Company’s common stock at an exercise price of $0.12.  The warrants expire the earlier of August through October 2013 or are automatically terminated upon the Company’s, (i) public offering, (ii) sale of the Company, or (iii) change in control.  At June 30, 2008, all of these warrants have been exercised or expired and none are outstanding.

January 2008 Debentures

On January 31, 2008, we issued convertible debentures (“the January 2008 Debentures”) with a principal amount of $2 million and detachable warrants to purchase 222,222 shares of our common stock in exchange for $1.9 million.  The January 2008 Debentures are due on January 31, 2010, and bear interest at 6 percent per annum, which is payable semiannually on January 1 and July 1, commencing on July 1, 2008.  Monthly principal payments equal to 1/18th of the principal amount begin on September 1, 2008.  We have the right to pay interest and monthly principal payments in cash, or upon notice to the holders and compliance with certain equity conditions. We can pay all or a portion of any such payment in common stock valued at a price equal to the lesser of the then effective conversion price (currently $1.35) or 85 percent of the average of the volume weighted average price per share for our common stock for the 10 consecutive trading days immediately prior to the applicable payment date.  The equity conditions that we must meet include having a currently effective registration statement covering the shares of common stock issuable upon conversion of the debenture, and having the daily dollar trading volume for our common stock exceed $250,000 for each of the 20 consecutive trading days before the date in question.  The January 2008 Debentures and any accrued interest are convertible at anytime at the discretion of the holder at a conversion price per share of $1.35, subject to a cap on the beneficial ownership of our shares of common stock by the holder and its affiliates following such conversion. The conversion price is adjusted upon a stock split, reverse stock split, or upon issuance of stock dividends, whereby the conversion price would be adjusted to ensure that the holder would be receiving the same number of shares, as though the conversion right had been exercised prior to the triggering event.  Further, the conversion price is adjusted if common stock or equivalents are subsequently sold or re-priced at a price below the conversion price or rights, options or warrants are issued to holders of the Company’s common stock entitling them to purchase common stock at prices lower than the volume weighted average price on the date issued.

We have the option to redeem the January 2008 Debentures before their maturity by payment in cash of an amount equal to 120 percent of the then-outstanding principal amount, plus accrued interest and other charges, and the right to force conversion of the debentures if the average of the volume weighted average price of our common stock exceeds $3.39 for 20 trading days out of a consecutive 30 trading day period.  This redemption option and forced conversion right are subject to the Company meeting certain equity conditions, including having the daily dollar trading volume for our common stock exceed $250 thousand for each of the 20 consecutive trading days before the date in question and having a currently effective registration statement covering the shares of common stock issuable upon conversion of the debentures and the forced conversion option, subject to the applicable cap on the beneficial ownership of our shares of common stock by the holder and its affiliates following such conversion.  The January 2008 Debentures are collateralized by substantially all the assets of the Company.

The January 2008 Debentures impose certain covenants on us, including restrictions against incurring additional indebtedness, creating any liens on our property, amending our certificate of incorporation or bylaws, redeeming or paying dividends on shares of our outstanding common stock, and entering into certain related party transactions.  The January 2008 Debentures also define certain events of default, including, without limitation, failure to make a payment obligation, failure to observe other covenants of the debenture or related agreements (subject to applicable cure periods), breach of representation or warranty, bankruptcy, default under another significant contract or credit obligation, delisting of our common stock, a change in control, failure to secure and maintain an effective registration statement covering the resale of the common stock underlying the debentures and the warrants, or failure to deliver share certificates in a timely manner.  In the event of default, the holders of the January 2008 Debentures have the right to accelerate all amounts outstanding under the debentures and demand payment of a mandatory default amount equal to 130 percent of the amount outstanding plus accrued interest and expenses.

Debt issuance costs of $85.2 thousand were incurred in conjunction with the issuance of the January 2008 Debentures, which have been capitalized as Other assets and are amortized using the effective interest method.

The detachable warrants, which are fully exercisable, to purchase 222,222 shares of our common stock, expire in January 2011 and are exercisable at a price of $1.80 per share, subject to adjustment, for the events described above, which adjust the conversion price of the January 2008 Debentures.  As of June 30, 2008, none of these warrants had been exercised.

April 2008 Debentures

On April 22, 2008, we issued convertible debentures (“the April 2008 Debentures”) with a principal amount of $3,500.0 thousand and detachable warrants to purchase 388,889 shares of our common stock in exchange for $ 3,400.0 thousand.  The April 2008 Debentures are due on April 30, 2010, and have the identical terms and conditions to the January 2008 Debentures described above.

Debt issuance costs of $149 thousand were incurred in conjunction with the issuance of the April 2008 Debentures, which have been capitalized as Other assets and are amortized using the effective interest method.

The detachable warrants, which are fully exercisable, to purchase 388,889 shares of our common stock, expire in April 2011 and are exercisable at a price of $1.80 per share, subject to adjustment, for the events described above, which adjust the conversion price of the January 2008 Debentures.  As of June 30, 2008, none of these warrants had been exercised.

In connection with the January 2008 Debentures and the April 2008 Debentures, we also entered into a registration rights agreement with the investors, pursuant to which we agreed to file a registration statement covering the resale of the shares of common stock that may be issued to such investors upon the conversion of the debentures, payment in kind, and the exercise of the related warrants.  We agreed to maintain the effectiveness of the registration statement (subject to certain limitations) for a period of time until the holders can sell the underlying common stock without volume restrictions under Rule 144 of the Securities Act of 1933, or the Securities Act. If the registration statement is not declared effective by an agreed to date, or if we fail to maintain the effectiveness of the registration statement, then we are required to pay to each investor, as partial liquidated damages, cash equal to 1.0 percent of the aggregate purchase price paid by such investor for the securities purchased in the financing and then held by such investor, and must pay to such investor 1.0 percent for each subsequent 30-day period that the default remains uncured, up to a maximum aggregate liquidated damages amount of 10 percent of the aggregate purchase price paid by the holders of the debentures.  We have determined that it is not probable that there will be any material damages and accordingly have not estimated any provision for default.

Our registration statement was effective July 31, 2008, which was 8 days after the deadline in the registration rights agreements. Accordingly, we may be liable for penalties in the amount of $14.7 thousand, which we have accrued in our liabilities.

Accounting for Convertible Notes and Debentures, Embedded Derivatives and Warrants

The Company has evaluated the embedded derivatives included in the 20% and 6% Convertible Notes (the Convertible Notes) and the January 2008 and April 2008 Debentures, which are not clearly and closely related to the Convertible Notes and January 2008 and April 2008 Debentures, consisting of the conversion features and certain put and call features described above, under the guidance in Statement of Financial Accounting Standard No. 133 “Accounting for Derivative Instruments and Hedging Activities” and its related guidance and interpretations (SFAS 133) on the issuance date of the Convertible Notes and January 2008 and April 2008 Debentures and on each subsequent reporting date.  The purpose of the evaluation is to determine whether the embedded derivatives need to be bifurcated from the debt host and accounted for as a derivative at their estimated fair value as a liability at the date of issuance and thereafter, adjusted to market with a charge or credit to the Company’s statement of operations.  SFAS 133 generally indicates that if the conversion features are (i) indexed to the Company’s capital stock and (ii) would be classified as equity if a freestanding derivative under the guidance in EITF 00-19,”Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF 00-19), the embedded derivatives need not be bifurcated from the debt host.  EITF 00-19 generally requires, among other factors, that (i) the Company can settle the derivative in cash or its own stock, at its option, (ii) settlement can be made in unregistered shares, and (iii) the Company has sufficient authorized shares to issue shares of its common stock for all equity instruments convertible to or which can be exercised for its capital stock.  SFAS 133 also provides guidance on when put and call features included in a debt host agreement are not clearly and closely related to the debt host must be bifurcated and recorded as ability.  Only the January 2008 and April 2008 Debentures include put and call features.

The Company concluded that the conversion features embedded in the 6% Convertible Notes met the criteria in SFAS 133 at issuance and through April 21, 2008, the day prior to the merger with Tripath, because the conversion to the Company’s common stock could only be settled in its capital stock, the capital stock could be unregistered and the sufficiency of the authorized shares was under the Company’s control as it could control the outcome of a shareholder vote to increase the authorized shares.  However, on the date of the merger with Tripath, April 22, 2008, the Company concluded it no longer had control to ensure the sufficiency of its authorized shares of common stock and recorded the embedded conversion feature in the 6% Convertible Notes with an estimated fair value of $3,674 thousand and recorded the amount in the line entitled “Warrant and derivative liability” in the accompanying balance sheet.  The fair value of the conversion feature was subsequently revalued to $7,554 thousand at June 30, 2008, with the related charge of $3,880 thousand included in the Company’s condensed statement of operations in interest expense for the quarter and six months ended June 30, 2008.  The Company determined the estimated fair value of the conversion feature on April 22 and June 30, 2008, by using the Black-Scholes Merton valuation model and the following assumptions: fair value of the Company’s common stock of $2.91 and $4.00, respectively, per share; terms of .95 years and .75 years, respectively; risk free interest rates of 1.82% and 2.27%, respectively; and volatility of 47.16% and 56.13%, respectively. Probabilities were then applied to the outputs using the Matlab Monte Carlo Simulation of the Company’s stock prices to arrive at a value for the conversion options.  Accretion charged to interest expense for the 6% Convertible Notes in the six months ended June 30, 2008, was $147 thousand. Also during the quarter and six months ended June 30, 2008, the Company recorded a beneficial conversion features related to accrued interest on the 6% Convertible notes, which were or could have been converted to the Company’s common stock, through the date the conversion features was recorded, as a liability of $58 thousand.

The Company concluded that the conversion features embedded in the January 2008 Debentures met the criteria in SFAS 133 at issuance and through March 31, 2008, and therefore, were not bifurcated from the debt host because the conversion to the Company’s common stock could only be settled in its common stock, the common stock could be unregistered and the sufficiency of the authorized shares was under the Company’s control as it could control the outcome of a shareholder vote to increase the authorized shares.  While we concluded that the put and call embedded in the January 2008 Debentures was not clearly and closely related to the debt host, the estimated fair value of the put and call was determined to be de minimus and therefore was not bifurcated from the debt host.  However, on the date of the merger with Tripath, April 22, 2008, the Company concluded it no longer had control to ensure the sufficiency of its authorized shares of common stock nor could it settle the conversion feature in unregistered shares and therefore, recorded the embedded conversion feature and put and call in the January 2008 Debentures with an estimated value fair value of $896 thousand and recorded the amount in the line entitled “Warrant and derivative liability” in the accompanying balance sheet.  The fair value of the conversion feature was subsequently revalued to $578 thousand at June 30, 2008, with the related credit of $318 thousand included in the Company’s consolidated statement of operations for the quarter and six months ended June 30, 2008.  The Company determined the estimated fair value of the conversion options on April 22 and June 30, 2008, using the Black-Scholes Merton valuation model and the following assumptions: fair value of the Company’s common stock of 2.91 and $4.00, respectively, per share; terms of 1 year and 1.75 years and 1.2 years and 1.5 years, respectively; risk free interest rates of 1.84% and 2.14% and 2.41% and 2.50%, respectively; and volatility of 47.16% and 48.48% and 49.08% and 49.97%, respectively.  Probabilities were than applied to the outputs using the Matlab Monte Carlo Simulation of the Company’s stock prices to arrive at a value for the conversion options.  Accretion charged to interest expense for the January 2008 Debentures in the six months ended June 30, 2008, was $20 thousand.

The Company concluded that the embedded conversion features in the April 2008 Debentures should be bifurcated from the debt host and recorded as liabilities because the conversion features must be settled in registered shares and that due to the Merger with Tripath, we no longer had control over a shareholder vote to ensure the sufficiency of our authorized shares of common stock. We also concluded that the put and call in the April 2008 Debentures were embedded derivatives and were not clearly and closely related to the debt host and therefore should be bifurcated from the debt host along with the conversion features and recorded as a liability at their estimated fair value at issuance and June 30, 2008.  The estimated fair value of the embedded conversion features and put and call was $1,057 thousand $950 thousand at April 23, 2008, and June 30, 2008, respectively, and recorded in the line entitled “Warrant and derivative liability” in the accompanying Balance Sheet. The adjustments to revalue the estimated fair value of the conversion features and put and calls at June 30, 2008, of $557 thousand was credited to in the Company’s consolidated statement of operations for the quarter and six months ended June 30, 2008.  The resulting discount on the April 2008 Debentures of $2,097 thousand, which included the estimated fair values of the related detachable warrants described below, is accreted from April 2008, the date of issuance, to April 30, 2010, the maturity date of the April 2008 Debentures, using the interest method with the relating charge to interest expense in the Company’s statement of operations.  Accretion charged to interest expense for the April 2008 Debentures in the quarter and six months ended June 30, 2008, was $345 thousand.  The Company determined the estimated fair value of the conversion options on April 22 and June 30, 2008, using the Black-Scholes Merton valuation model and the following assumptions: fair value of the Company’s common stock of 2.91 and $4.00, respectively, per share; terms of 1 year and 2 years and 1.4 years and 1.8 years, respectively; risk free interest rates of 1.87% and 2.24% and 2.47% and 2.58%, respectively; and volatility of 45.76% and 49.00% and 50.29% and 49.64%, respectively.  Probabilities were then applied to the outputs using the Matlab Monte Carlo Simulation of the Company’s stock prices to arrive at a value for the conversion options.

The Company evaluated the terms and conditions of the detachable warrants issued with the January 2008 and April 2008 Debentures under the guidance in EITF 00-19 to determine whether the detachable warrants should be accounted for as equity or a liability and thereafter adjusted to their respective estimated fair value at each reporting date.

The Company concluded that the detachable warrants issued with the January 2008 Debentures met the criteria in SFAS 133 at issuance and through March 31, 2008, and therefore, were accounted for as equity because the warrants could only be settled by issuance of the Company’s common stock, the common stock could be unregistered, and the sufficiency of the authorized shares was under the Company’s control as it could control the outcome of a shareholder vote to increase the authorized shares.  However, on the date of the merger with Tripath, April 22, 2008, the Company concluded it no longer had control to ensure the sufficiency of its authorized shares of common stock nor could it settle the warrants in unregistered shares and therefore, recorded the estimated value fair value of the warrants of $320 thousand in the line entitled “Warrant and embedded derivative liability” in the accompanying Balance Sheet.  The fair value of the warrants was revalued to $544 thousand at June 30, 2008, with the related charge of $244 thousand included in the Company’s consolidated statement of operations for the quarter and six months ended June 30, 2008. The Company determined the estimated fair value of the warrants on April 22 and June 30, 2008, by using the Black Scholes Merton valuation model and the following assumptions: fair value of the Company’s common stock of $2.91 and $4.00, respectively, per share; terms of 2.5 years and 2.5 years, respectively; risk free interest rates of 2.54% and 2.77%, respectively; and volatility of 47.81% and 49.53%, respectively.

The Company concluded that the detachable warrants issued with the April Debentures did not meet the criteria in SFAS 133 at issuance because it no longer had control to ensure the sufficiency of its authorized shares of common stock nor could it settle the warrants in unregistered shares and therefore, recorded the estimated value fair value of the warrants of $590 thousand in the line entitled “Warrant and embedded derivative liability” in the accompanying Balance Sheet.  The fair value of the warrants was revalued to $980 thousand at June 30, 2008, with the related charge included in the Company’s consolidated statement of operations for the quarter and six months ended June 30, 2008. The Company determined the estimated fair value of the warrants on April 22 and June 30, 2008, by using the Black Scholes Merton valuation model and the following assumptions: fair value of the Company’s common stock of $2.91 and $4.00, respectively, per share; terms of 3 years and 3 years, respectively; risk free intererst rates of 2.43% and 2.91%, respectively; and volatility of 49.17% and 49.80%, respectively.

11. Notes Payable to Related Parties

We previously entered into a series of unsecured loan transactions with relatives of our executive chairman and chief technology officer.  On December 30, 2007, in connection with settlement of the loans, we entered into three unsecured promissory notes with an aggregate original principal amount of $815,827, each of which will become collateralized by certain presently unidentified assets of the Company if and when Daniel J.A. Kolke is no longer an employee nor a member of our board of directors.  Such security interest, if granted, would be subordinated to any and all bank debt or convertible corporate debt.  These three notes are outstanding in an aggregate balance of $711 thousand as of June 30, 2008.  Future payments of principal and interest under the terms of the notes are the following for the twelve months ending June 30:

2009	$199
2010	78
2011	78
2012	78
2013	78
2014 and later	482
Total minimum loan payments	993
Less: amount representing interest	(282)
Present value of minimum loan payments	711
Less: current portion of loan obligations	(150)
Long-term loan obligations	$561

12. Credit Facility

In October 2007, we entered into a one year credit facility with Bridge Bank which provides for borrowing of up to $250 thousand at an annual interest rate equal to the bank’s prime rate plus 2.5 percent. The credit facility is collateralized by substantially all of our assets and expires in October 2008.  The credit facility contains financial and reporting covenants that require us to maintain certain financial ratios only when we have an outstanding balance. The facility has monthly repayment terms of both interest and principal amortized over an imputed twelve month period.  We issued warrants to Bridge Bank to purchase up to 10,417 shares of our common stock at an exercise price of $1.20 per share in connection with this facility. The Bank elected not to exercise its warrants as of the Reverse Merger Date and the warrants are no longer outstanding and exercisable.  There was no borrowing under this facility during the six months ending June 30, 2008.

13. Contingency

During June 2008, the Company paid federal and state payroll withholding taxes, including its portion of such payroll taxes and interest and penalty totaling $572 thousand, relating to 2007.  These amounts were accrued as of December 31, 2006 and 2007 and at March 31, 2008.  In June 2008, calendar and fiscal year the Company also became aware that it had not made certain payroll tax filings and had not filed its federal and state income tax returns for calendar and fiscal years 2004, 2005 and 2006.  During June 2008, the Company made these filings. However, the Internal Revenue Services has notified the Company that certain payroll tax and income tax filings other than these also have not been filled in prior years.  The Company is in the process of determining whether these payroll and income tax returns were filed and if not will either refile the returns or prepare such returns and make appropriate filings with the Internal Revenue Service.  The Company believes it owes no more state or federal payroll taxes applicable to prior years and that it owes no federal or state income taxes because it had annual losses in each year of operations since its inception in 1999.  However, because of the uncertainties related to both the amount and range of loss of this matter, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, the Company will assess its potential liability and revise its estimates.

14. Subsequent Events

In July 2008, Kaufman Bros. L.P. filed suit against us in the United States District Court for the Southern District of New York (Case No. 80 CV 5716).  The complaint arises our of an advisory services agreement, pursuant to which Kaufman Bros. was to provide us with advisory services in connection with financings and strategic transactions. We notified Kaufman Bros. that we believed it had failed to provide the required services under the agreement, and that we were therefore entitled to terminate the agreement for cause. In the suit, Kaufman Bros. was seeking (i) monetary damages of $400,000 for anticipatory breach of the agreement; (ii) $73,800 in fees allegedly owed in connection with a previously closed financing transaction; (iii) and injunction prohibiting us from cancelling any shares issued to Kaufman Bros. as compensation, (iv) a declaration from the court that we are not entitled to a refund of any fees previously paid to Kaufman Bros., and (v) a declaration that we are obligated to pay Kaufman Bros. a commission on any financing or transaction that we enter into within 18 months following the termination of the agreement.  On July 15, 2008, Kaufman Bros. voluntarily filed a notice of dismissal without prejudice.  Settlement discussions were unsuccessful and Kaufman Bros. has re-filed substantially the same claims in the Supreme Court of New York - County of New York (Index No. 08-602239). The Company has been served and is developing its defense plan. However, because of the uncertainties related to both the amount and range of loss of this matter, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, the Company will assess its potential liability and revise its estimates.

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

In this report, unless the context indicates otherwise, the terms “Etelos,” “Company,” “we,” “us,” and “our” refer to Etelos, Inc., a Delaware corporation, as the surviving corporation of the merger between Tripath Technology, Inc., a Delaware corporation, and Etelos, Incorporated, a Washington corporation.

OVERVIEW

The following discussion and analysis provides a summary of the significant factors affecting our operating results, financial condition, liquidity and cash flow during the period ended June 30, 2008.  This discussion and analysis should be read with the financial statements and financial statement footnotes included in this report.

Business

We are a leading provider of software solutions that assist organizations to effectively use Web Applications to accomplish their goals.  We provide a revolutionary Software-as-a-Service (SaaS) ecosystem for building, distributing, and using Web Applications, including a marketplace to deploy and support them: giving businesses choices in Web Applications, hosting, and support services to cost effectively accomplish their goals.

We have developed products for Web Applications, which include open standards-based tools for Web developers, businesses and individual users such as the Etelos Application ServerTM (EASTM) and the Etelos Development EnvironmentTM (EDETM).  EAS and EDE support many common programming languages and also support the English Application Scripting Engine (EASETM), a simple-to-use open standards-based scripting language developed by us.  In order to support broader adoption of our products, EASE and other components of the EDE are made available to developers at market appropriate pricing.  This is done to support the development of new Web Applications and the migration of existing Web Applications into the Etelos ecosystem where there are tools and other support mechanisms for the marketing, distribution, and support of these applications.  We generally receive a transaction fee or subscription fee for transactions that occur within the Etelos ecosystem via the Etelos Marketplace and, under Storefront Operating Agreements, share that revenue with Marketplace partners, calculated as a percentage of gross revenues from the sale of subscriptions to Marketplace partner products and service in the Etelos Marketplace.

The Etelos Marketplace supports and encourages communities of developers, distributors, and consumers to expand their offerings, collaborate on new ideas and improvements, and provide scalable solutions using Web Applications available to others.

Recent Financings

January 2008 Debentures.

On January 31, 2008, we entered into a securities purchase agreement with three unaffiliated institutional investors for the sale of 6 percent secured convertible debentures and common stock purchase warrants.  We refer to these debentures as our January 2008 Debentures.  In this transaction we issued an aggregate of $2.0 million principal amount of debentures and warrants to purchase an aggregate of 222,222 shares of our common stock.  This transaction resulted in net proceeds to us of $1.9 million.

The warrants are three year warrants to purchase shares of our common stock at a price of $1.80 per share, subject to adjustment, including full-ratchet anti-dilution protection.  As of June 30, 2008, none of these warrants had been exercised.

For a more detailed discussion of our January 2008 Debentures, please see the section entitled “January 2008 Debentures” under “Note 10. Convertible Notes and Debentures and Embedded Derivative and Warrant Liability” to our financial statements contained in “Item 1. Financial Statements,” of this report.

April 2008 Debentures

On April 22, 2008, we entered into a securities purchase agreement with two unaffiliated institutional investors for the sale of original issue discount 6 percent convertible debentures and common stock purchase warrants.  We refer to these debentures as our April 2008 Debentures.  In this transaction we issued an aggregate of $3.5 million principal amount of debentures and warrants to purchase an aggregate of up to 388,889 shares of our common stock.  The warrants have a term of five years and an exercise price of $1.80 per share, subject to adjustment, including full-ratchet anti-dilution protection.  This transaction resulted in net proceeds to us of $3.4 million.

For a more detailed discussion of our April 2008 Debentures, please see the section entitled “April 2008 Debentures” under “Note 10. Convertible Notes and Debentures and Embedded Derivative and Warrant Liability” to our financial statements contained in “Item 1. Financial Statements,” of this report.

As further discussed under “Liquidity and Capital Resources,” below, we believe our cash balance at June 30, 2008, is sufficient to fund our operations through at least September 2008.  If cash reserves are not sufficient to sustain operations, then we plan to raise additional capital by selling shares of capital stock or other debt or equity securities.  However, there are no commitments or arrangements for future financings in place at this time, and there can be no assurance that such capital will be available on favorable terms to us or at all.

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

Allowance for Doubtful Accounts

We provide, when appropriate, an allowance for doubtful accounts to ensure that our trade receivables are not overstated due to un-collectibility. The collectibility of our accounts receivables is evaluated based on a variety of factors, including the length of time receivables are past due, indication of the customer’s willingness to pay, significant one-time events and historical experience.  We have not recorded an allowance for doubtful accounts at this time as we believe all our accounts receivable will be collected.

Revenue Recognition

We provide Web Applications as a subscription service using the Software-as-a-Service (SaaS) or software-on-demand business model and allow third parties to offer their products and service through Storefronts in the Etelos Marketplace, and to advertise on our web site or in our annual magazine for a fee.  We also license our software under perpetual and term licenses.  Revenues are recognized on these service and licensing transactions using the criteria in Securities and Exchange Commission Staff Accounting Bulletin 104, “ Revenue Recognition in Financial Statements “ (SAB 104) and SOP 97-2, “Software Revenue Recognition”, (SOP 97-2) respectively, which both provide that revenue may be recognized when all of the following criteria are met:

•	persuasive evidence of an arrangement exists,

•	the product or service has been delivered,

•	the fee is fixed or determinable, and

•	collection of the resulting receivable is reasonably assured or probable.

We must first determine whether SAB 104 or SOP 97-2 applies to our revenue transactions.  We than determine if the criteria above have been met by assessing the SAB 104 and SOP 97-2 and their various interpretations in view of the agreements and other documentation related to the revenue transactions.  The interpretation of the agreements often requires considerable judgment as well as determining what accounting literature is appropriate and how that literature should be applied.  If our standard agreements are used to establish evidence of the arrangement, then our revenue is generally recognized as follows:

•

For SaaS revenue transactionsd, persuasive evidence of an arrangement exists upon acceptance by the customer of a binding agreement and authorization by the customer to charge a credit card; delivery generally occurs over the term of the subscription agreement related to the SaaS; and the fee is fixed and collection reasonably assured when the customer’s credit card is charged.  Accordingly, revenue is recognized over the period the SaaS is provided.

•

For software licensed under term or perpetual agreements, persuasive evidence of the arrangement is evidenced by a binding agreement signed by the customer and delivery generally occurs upon delivery of the software to a common carrier. If a significant portion of a fee is due after our normal payment terms of typically 30 days, we recognize revenue as the fees become due. If we determine that collection of a fee is not reasonably assured, we defer the fees and recognize revenue upon cash receipt, provided that all other revenue recognition criteria are met.

•

Advertising on our web site is recognized as revenue over the period the advertisements appears on our web site and advertising presented in our annual magazine is recognized upon publication of the magazine provided all the other criteria set forth above for revenue

However, if the terms and conditions of an agreement are nonstandard, then significant contract interpretation is sometimes required to determine the appropriate accounting for these transactions including: (1) whether an arrangement exists; (2) how the arrangement consideration should be allocated among potential multiple elements; (3) when to recognize revenue on the deliverables; (4) whether all elements of the arrangement have been delivered; (5) whether the arrangement should be reported gross as a principal versus net as an agent; (6) whether we receive a separately identifiable benefit from the purchase arrangements with our customer for which we can reasonably estimate fair value; and (7) whether the arrangement should be characterized as revenue or a reimbursement of costs incurred. In addition, our revenue recognition policy requires an assessment as to whether collection is reasonably assured, which inherently requires us to evaluate the creditworthiness of our customers. Changes in judgments on these assumptions and estimates could materially impact the timing or amount of revenue recognition.

Internal Use Software

Under SFAS NO. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (SFAS 86), costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established.  Alternatively, Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1), applies to software development costs that are not related to software to be sold, licensed, leased or otherwise marketed as a separate product or as part of a product or process and are within the scope of SFAS 86.  Under SOP 98-1, software development costs incurred for software that is only used internally, including costs incurred to purchase third party software, are capitalized beginning when the Company has determined certain factors are present, including among others, that technology exists to achieve the performance requirements, buy versus internal development decisions have been made, and the Company’s management has authorized the funding for the project.  We must determine whether SFAS 86 or SOP 98-1 is applicable to our software development costs.  We must than determine when software capitalization should begin and cease and what costs under the applicable standard can be capitalized.  Both of these tasks involves considerable judgment and can result in material different amounts of software being capitalized and have a significant impact on our reported results of operations.  To date, because we plan to license all our software products, we have determined that the provisions of SFAS 86 should be applied to the cost of our product development.  As products and enhancements have generally reached technological feasibility and have been released for sale at substantially the same time, all research and development costs have been expensed.

Stock-Based Compensation Expense

Effective January 1, 2006, we adopted SFAS 123R using the modified prospective method and therefore have not restated prior periods’ results. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation expense net of an estimated forfeiture rate and therefore only recognize compensation cost for those shares expected to vest over the service period of the award.  Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and the pre-vesting option forfeiture rate. We estimate the expected life of options granted based on historical exercise patterns, which we believe are representative of future behavior. We estimate the volatility of our common stock on the date of grant based on the historical volatility of other publicly traded companies in our industry. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate, as well as the probability that performance conditions that affect the vesting of certain awards will be achieved, and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised, and cancelled. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

Accounting for Convertible Notes and Debentures, Embedded Derivatives and Warrants

The Company evaluates the embedded derivatives included in the debt instruments it issues under the guidance in Statement of Financial Accounting Standard No. 133 “Accounting for Derivative Instruments and Hedging Activities” and its related guidance and interpretations (SFAS 133) on the issuance date of the debt and on each subsequent reporting date to determine whether such embedded derivatives are clearly and closely related to the debt host.  The purpose of the evaluation is to determine whether the embedded derivatives, which are not clearly and closely related to the debt host, need to be bifurcated from the debt host and accounted for as a derivative at their estimated fair value as a liability or asset at the date of issuance and thereafter, adjusted to estimated fair value with a charge or credit to the Company’s statement of operations.  SFAS 133 generally indicates that if the conversion features are (i) indexed to the Company’s capital stock and (ii) would be classified as equity if a freestanding derivative under the guidance in EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF 00-19), then the embedded derivatives need not be bifurcated from the debt host.  We also evaluate the warrants issued with the debt under EITF 00-19 to determine whether the proceeds allocated to the warrants or the fair value of the warrants should be recorded as equity or a liability, respectively, and if a liability adjusted to fair value with a charge or credit to the Company’s statement of operations.  EITF 00-19 generally requires, among other factors, that (i) the Company can settle the derivative in cash or its own stock, at its option, (ii) settlement can be made in unregistered shares, and (iii) the Company has sufficient authorized shares to issue shares of its common stock for all equity instruments convertible to or which can be exercised for its capital stock.  SFAS 133 also provides guidance on when put and call features included in a debt host agreement are not clearly and closely related to the debt host and must be bifurcated and recorded as liability.  The guidance in SFAS 133 is complex and it has many interpretations.  Accordingly, we must use judgment to apply and interpret this guidance as well as ensure we have applied the correct guidance.

If the embedded derivatives or warrants must be recorded as a liability, then we must make certain assumptions to value the embedded derivative.  This includes computing the discounted net present value (DNPV) of the debt and making assumptions about interest rates, probabilities of outcomes, volatility, fair value of the Company’s stock prior to its merger with Tripath, and discount rates.  The discount factor is the Company’s estimate of the appropriate rate of return that an investor would expect from a similar debenture not taking into consideration the conversion feature or warrants.  All of these assumptions have a material impact on the value attributed to the derivative or warrant.

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

Three Months Ended June 30, 2008, Compared with Three Months Ended June 30, 2007

Revenues

Revenues were $22 thousand and $106 thousand for quarters ending June 30, 2008 and 2007, respectively. Revenues decreased by $84 thousand, or 79.2 percent, in the three months ending June 30, 2008, compared to same period in 2007.  The decrease in revenues is due in part to reductions in revenues from the sale of newsletters and related hosting services and a one-time sale of software in June 2007.  In addition, as the quarter ending June 30, 2007, was the first quarter of our sales of our customer resource management product, we expected a spike of activity during that quarter, which was not repeated in the quarter ending June 30, 2008.

Cost of Revenue

Cost of revenue includes our costs of hardware, software and other resources used in delivery of our products and services. Cost of revenue was $148 thousand and $69 thousand for the quarters ending June 30, 2008 and 2007, respectively. Cost of revenue for the second quarter of 2008 increased by $79 thousand, or by 114.5 percent.  The increase in cost of revenue from 2007 to 2008 was primarily attributable to the increased costs of hosting and Internet band-width associated with the deployment of our products and services. Stated as a percentage of revenues, cost of revenue for the second quarter of 2008 was 672.7 percent and for the corresponding period of 2007 was 65.1 percent.

Operating Expenses

Research and Development.  Research and development expenses include primarily employee and employee related expenses. Research and development expenses were $1,283 thousand and $292 thousand for the quarters ending June 30, 2008 and 2007, respectively. Stated as a percentage of revenues, research and development expense for the corresponding periods was 5,831.8 percent and 275.5 percent, respectively.  Research and development expenses increased by $991 thousand or by 339.4 percent, in the first quarter of 2008 compared to the same period in 2007.  This increase was primarily due to additional hiring of engineers for research and development.

Sales and Marketing Expenses.  Sales and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel and travel, advertising, promotions, trade shows, seminars, and other programs. Sales and marketing expenses were $508 thousand and $149 thousand for the quarters ending June 30, 2008 and 2007, respectively. The $359 thousand, or 240.9 percent, increase in sales and marketing expense was due to increased hiring of sales and marketing personnel and increased focus on sales and marketing activities. Stated as a percentage of revenues, sales and marketing expense for the corresponding periods was 2,309.1 percent and 140.6 percent, respectively.

General and Administrative.  General and administrative expenses include payroll and related employee benefits, and other headcount-related costs associated with finance, facilities, legal and other administrative expenses. General and administrative expenses were $630 thousand and $110 thousand for the quarters ending June 30, 2008 and 2007, respectively. The $520 thousand, or 472.7 percent, increase in general and administrative expense was primarily attributable to increased hiring of accounting, administrative, legal and compliance personnel and greater use of consultants and temporary personnel as we worked to complete the reverse merger and prepare our infrastructure to support being a public company.  Stated as a percentage of revenues, general and administrative expense for the corresponding periods was 2,863.6 percent and 103.8 percent, respectively.

Other Income (Expense)

Net other expense of $13,459 thousand for the quarter ending June 30, 2008, $13.4 million is related to the costs associated with completing the Merger with Tripath. The costs include the value of 5,010,000 shares of Etelos common stock paid to Tripath creditors, which were valued on April 22, 2008, at $2.63 per share for a total cost of $13.2 million. The remaining expense consists of legal, according and other professional fees paid in cost to complete the Merger. There were no similiar costs in 2007.

Interest Expense

Net interest expense was $5,567 thousand for the quarter ending June 30, 2008, compared to $58 thousand for the comparable period of 2007.  Included in interest expense are noncash charges of $960 thousand related to accretion of notes and debentures payable, $77 thousand related to the payment of interest in common stock, $991 thousand related to the recognition of beneficial conversion features on accrued interest on notes payable, which can be converted to common stock, and $3,417 thousand related to the change in the warrant and derivative liability, all of which total $5,445 thousand.  The increase in interest expense was primarily due to multiple rounds of convertible debt financing completed during 2007 and the first half of 2008.

Net Loss

Our net loss was $21.6 million and $572 thousand for the quarters ending June 30, 2008 and 2007, respectively, an increase of $21.0 million, or 3,671.5, percent.  The increase in net loss from 2007 to 2008 was primarily due to decreased revenue and increased salaries and other employee-related costs incurred during a period of transition in which we were deeply involved in preparations for completing the reverse merger process, in addition to the Merger and interest charges explained above.

Six Months Ended June 30, 2008, Compared with Six Months Ended June 30, 2007

Revenues

Revenues were $45 thousand and $211 thousand for periods ending June 30, 2008 and 2007, respectively. Revenues decreased by $166 thousand, or 78.7 percent, in the six months ending June 30, 2008, compared to same period in 2007.  The decrease in revenues is due in part to reductions in revenues generated from the sale of newsletters and related hosting services and a one-time sale of software in June 2007.  In addition, as the quarter ending June 30, 2007, was the first quarter of our sales of our customer resource management product, we expected a spike of activity during that quarter, which was not repeated in the quarter ending June 30, 2008.

Cost of Revenue

Cost of revenue includes our costs of hardware, software and other resources used in delivery of our products and services. Cost of revenue was $249 thousand and $124 thousand for the periods ending June 30, 2008 and 2007, respectively. Cost of revenue for the first six months of 2008 increased by $125 thousand, or by 100.8 percent.  The increase in cost of revenue from 2007 to 2008 was primarily attributable to the increased costs of hosting and Internet band-width associated with the deployment of our products and services. Stated as a percentage of revenues, cost of revenue for the first six months of 2008 was 553.3 percent and for the corresponding period of 2007 was 58.8 percent.

Operating Expenses

Research and Development.  Research and development expenses include primarily employee and employee related expenses. Research and development expenses were $2,476 thousand and $554 thousand for the periods ending June 30, 2008 and 2007, respectively. Stated as a percentage of revenues, research and development expense for the corresponding periods was 5,502.2 percent and 262.6 percent, respectively.  Research and development expenses increased by $1,922 thousand or by 346.9 percent, in the first six months of 2008, compared to the same period in 2007.  This increase was primarily due to additional hiring of engineers for research and development.

Sales and Marketing Expenses.  Sales and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel and travel, advertising, promotions, trade shows, seminars, and other programs. Sales and marketing expenses were $801 thousand and $221 thousand for the periods ending June 30, 2008 and 2007, respectively. The $580 thousand, or 267.4 percent, increase in sales and marketing expense was due to increased hiring of sales and marketing personnel and increased focus on sales and marketing activities. Stated as a percentage of revenues, sales and marketing expense for the corresponding periods was 1,780.0 percent and 104.7 percent, respectively.

General and Administrative.  General and administrative expenses include payroll and related employee benefits, and other headcount-related costs associated with finance, facilities, legal and other administrative expenses. General and administrative expenses were $1,100 thousand and $155 thousand for the periods ending June 30, 2008 and 2007, respectively. The $945 thousand, or 609.7 percent, increase in general and administrative expense was primarily attributable to increased hiring of accounting, administrative, legal, and compliance personnel and greater use of consultants and temporary personnel as we worked to complete the reverse merger and prepare our infrastructure to support being a public company.  Stated as a percentage of revenues, general and administrative expense for the corresponding periods was 2,444.4 percent and 73.5 percent, respectively.

Other Income (Expense)

Net other expense of $13,459 thousand for the six months ending June 30, 2008, $13.4 million is related to the costs associated with completing the Merger with Tripath. The costs include the value of 5,010,000 shares of Etelos common stock paid to Tripath creditors, which were valued on April 22, 2008, at $2.63 per share for a total cost of $13.2 million. The remaining expense consists of legal, according and other professional fees paid in cost to complete the Merger. There were no similiar costs in 2007.

Interest Expense

Net interest expense was $5,765 thousand for the six months ending June 30, 2008, compared to $98 thousand for the comparable period of 2007.  Included in interest expense are noncash charges of $960 thousand related to accretion of notes and debentures payable, $77 thousand related to the payment of interest in common stock, $991 thousand related to the recognition of beneficial conversion features on accrued interest on notes payable, which can be converted to common stock, and $3,417 thousand related to the change in the warrant and derivative liability, all of which total $5,445 thousand.  The increase in interest expense was primarily due to multiple rounds of convertible debt financing completed during 2007 and the first half of 2008.

Net Loss

Our net loss was $23.8 million and $941 thousand for the periods ending June 30, 2008 and 2007, respectively, an increase of $22.9 million, or 2,429.8 percent.  The increase in net loss from 2007 to 2008 was primarily due to decreased revenue and increased salaries and other employee-related costs incurred during a period of transition in which we were deeply involved in preparations for completing the reverse merger process, in addition to the Merger and interest charges explained above.

Liquidity and Capital Resources

On June 30, 2008, we had $1.8 million in cash and cash equivalents, and prepaid expenses and other current assets of $67 thousand. Our working capital deficit at June 30, 2008, was $12.7 million, compared to a deficit of $3,484 thousand at June 30, 2007. The increase in working capital deficit is mainly attributable to the warrant and derivative liability recorded in June 2008 and further discussed in the “Note 7- Convertible Notes and Debentures and Embedded Derivative and Warrant Liability”.

Net cash used by operating activities during the period ended June 30, 2008 was $4.7 million, compared to $627 thousand during the period ended June 30, 2007. The primary use of cash from operating activities during the first six months of 2008 was operating expenses of $4.4 million.

Net cash provided by financing activities for first six months of 2008 was $5.6 million, primarily from the issuance of convertible Notes. During the six months ended June 30, 2008, we issued our January 2008 Debentures and our April 2008 Debentures further discussed in “Note 7 – Convertible Notes and Debentures and Embedded Derivative and Warrant Liability”.

We believe our cash balance at June 30, 2008, is sufficient to fund our operations through at least September 2008.  If cash reserves and our credit facility are not sufficient to sustain operations, then we plan to raise additional capital by selling shares of our capital stock or other securities.  However, there are no commitments or arrangements for future financings in place at this time and we can give no assurance that such capital will be available on favorable terms, or at all.  We may need additional financing thereafter until we can achieve profitability.  If we cannot, then we will be forced to curtail our operations or possibly be forced to evaluate a sale or liquidation of our assets.  Even if we are successful in raising additional funds, there is no assurance regarding the terms of any additional investment.  Any future financing may involve substantial dilution to existing investors.

Commitments and Contingencies

September 2007 Notes

Our September 2007 notes were issued as part of a private placement that was completed during August and September 2007.  In that private placement we issued a total of approximately $3.3 million of 6% convertible notes at an original issue discount of 10% with warrants to purchase 1,080,000 shares of common stock with an exercise price of $1.20 per share. In connection with the Merger that closed on April 22, 2008, $1.5 million of these notes were converted at $0.75 per share. At the time of the Merger, 974,667 of the warrants had been exercised and the remaining 33,333 warrants expired by their terms upon closing the Merger.

Under the terms of the remaining $1.8 million of the notes that were not converted, principal is payable beginning on September 1, 2008, and the last day of each calendar quarter thereafter, and interest is payable beginning February 1, 2008. On June 15, 2008, the holders of these notes agreed to either convert the accrued interest to shares of common stock at a rate of one share for each $1.35 of interest owed or to add the accrued interest to the principal, and to waive any default arising out of our failure to pay the accrued and unpaid interest through June 15, 2008.

The principal payment amounts remaining on our September 2007 notes are scheduled to be paid as follows (in thousands):

Date	September 2007 Notes
9/1/2008	$441
9/30/2008	$441
12/31/2008	$441
3/31/2009	$441
$1,764

Assuming principal payments are made in accordance with the schedule set forth above, the amount of interest to be paid through the March 31, 2009, maturity date is $55.9 thousand with respect to our September 2007 notes, or on average, $3.1 thousand per month.

January 2008 Debentures

In January 2008, we issued our January 2008 Debentures with an aggregate principal amount of $2.0 million.  As of June 30, 2008, the entire principal amount ($2.0 million) is outstanding and no payments of principal or interest have become due or paid.  Under the terms of these debentures, we are to begin making monthly redemption payments on September 1, 2008.  The maturity date of these debentures is January 31, 2010.  The total monthly principal payment amounts on our January 2008 Debentures are scheduled to be paid as follows:

Monthly Principal Payment Amount (in thousands)

Date	January 2008 Debentures
9/1/2008	$111
10/1/2008	$111
11/1/2008	$111
12/1/2008	$111
1/1/2009	$111
2/1/2009	$111
3/1/2009	$111
4/1/2009	$111
5/1/2009	$111
6/1/2009	$111
7/1/2009	$111
8/1/2009	$111
9/1/2009	$111
10/1/2009	$111
11/1/2009	$111
12/1/09	$111
1/1/2010	$111
1/31/2010	$113
$2,000

Assuming monthly principal payments are made in accordance with the schedule set forth above, the amount of interest to be paid through the January 31, 2010, maturity date is $240 thousand with respect to our January 2008 Debentures, or on average, $13.3 thousand per month.

April 2008 Debentures

In April 2008, we issued our April 2008 Debentures with an aggregate principal amount of $3.5 million. Under the terms of these debentures, we are to begin making monthly redemption payments upon the earlier of (i) the 1st of the month that follows the effective date of the registration statement we filed to cover the resale of the shares of common stock underlying our April 2008 Debentures, and (ii) November 1, 2008.  The maturity date of these debentures is April 30, 2010.  The aggregate face value of our outstanding April 2008 Debentures is $3.5 million at June 30, 2008.  The total monthly principal payment amounts on our April 2008 Debentures are scheduled to be paid as follows, assuming such payments begin on November 1, 2008:

Monthly Principal Payment Amount (in thousands)

Date	April 2008 Debentures
11/1/2008	$194
12/1/2008	$194
1/1/2009	$194
2/1/2009	$195
3/1/2009	$194
4/1/2009	$195
5/1/2009	$194
6/1/2009	$195
7/1/2009	$194
8/1/2009	$195
9/1/2009	$194
10/1/2009	$195
11/1/2009	$194
12/1/09	$195
1/1/2010	$194
2/1/2010	$195
3/1/2010	$194
4/1/2010	$195
$3,500

Assuming monthly principal payments are made in accordance with the schedule set forth above, the amount of interest to be paid through the April 30, 2010, maturity date is $420 thousand with respect to our April 2008 Debentures, or on average, $23.3 thousand per month.

We have the right to pay interest and monthly principal payments due in respect of our January 2008 and April 2008 Debentures in cash, or upon notice to the holders and compliance with certain equity conditions, we can pay all or a portion of any such payment in common stock valued at a price equal to the lesser of the then effective conversion price (currently $1.35) or 85 percent of the average of the VWAP per share for our common stock for the 10 consecutive trading days immediately prior to the applicable payment date.  On the other hand, if the holders voluntarily elect to convert all or a portion of the debentures into common stock, then the conversion price will be the then-effective conversion price.  The conversion of these debentures could result in substantial dilution to our existing stockholders.

The equity conditions that we must meet include having a currently effective registration statement covering the shares of common stock issuable upon conversion of the debenture, and having the daily dollar trading volume for our common stock exceed $250,000 for each of the 20 consecutive trading days before the date in question.  We do not currently meet these equity conditions and it may prove difficult for us to meet them.

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

If we are unable to make all payments, whether in cash or stock, due on our September 2007 notes and our January Debentures and April Debentures, then we would be in default under such securities.  The holders of such securities would be entitled to demand that all amounts due thereunder be immediately paid in cash, and with respect to our January Debentures and April Debentures, the holders would have the right to demand that we pay 130 percent of the outstanding principal amount and the interest rate accrues at a rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law.  In addition, the holders of our January Debentures and April Debentures would have the right to foreclose on all of our assets pursuant to the terms of the security agreement we entered into with such holders and they would have the right to take possession of our assets and operate our business.

Operating and Capital Leases

We have non-cancelable leases for corporate facilities and equipment.  Rent expense under the leases totaled $126 thousand and $49 thousand for the periods ending June 30, 2008 and 2007, respectively.  Future minimum rental payments required under non-cancelable leases are as follows for the twelve months ending June 30:

	Operating Leases	Capital Leases

2009	$263	$25
2010	160	15
2011	6	13
2012	6	9
2013	2	—
Total minimum lease payments	$437	$62
Less: amount representing interest		(18)
Present value of minimum lease payments		44
Less: current portion of capital lease obligations		(17)
Long-term capital lease obligations		$27

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of the six months ending June 30, 2008, nor do we have any as of August 15, 2008.

Going Concern Issue

We remain dependent on outside sources of funding until our results of operations provide positive cash flows.  Our independent auditors issued a going concern explanatory paragraph in their report dated April 22, 2008. With our current level of funding, substantial doubt exists about our ability to continue as a going concern.

During the quarter ended June 30, 2008, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt and equity raised from qualified individual investors.

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

Recent Accounting Pronouncements

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP FAS 157-2), which delays the effective date of Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157) for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. We are currently evaluating the impact of adopting FSP FAS 157-2 for non-financial assets and non-financial liabilities on our consolidated financial position, cash flows, and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (FAS 141R), which requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired, FAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Also, in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (FAS 160), which clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. FAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of adopting SFAS 141R and SFAS 160 on our consolidated financial position, cash flows, and results of operations.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1), which requires entities to apply the two-class method of computing basic and diluted earnings per share for participating securities that include awards that accrue cash dividends (whether paid or unpaid) any time common shareholders receive dividends and those dividends do not need to be returned to the entity if the employee forfeits the award. FSP EITF 03-6-1 will be effective for the Company on January 1, 2009 and will require retroactive disclosure. The Company is currently evaluating the impact of adopting FSP EITF 03-6-1 on its consolidated financial position, cash flows, and results of operations.

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

As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008, the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2008.

(b) We made the following changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter, and subsequent to that period, that has materially affected, or is likely to materially affect, our internal control over financial reporting.  We implemented and refined numerous Accounting / Finance, Human Resources, and Sales contract processes and procedures, which allow us to have more consistent agreements, with a more visible trail of supporting documents.

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

In July 2008, Kaufman Bros. L.P. filed suit against us in the United States District Court for the Southern District of New York (Case No. 08 CV 5716).  The complaint arises out of an advisory services agreement, pursuant to which Kaufman Bros. was to provide us with advisory services in connection with financings and strategic transactions.  We notified Kaufman Bros that we believed it had failed to provide the required services under the agreement, and that we were therefore entitled to terminate the agreement for cause. In the suit, Kaufman Bros. was seeking (i) monetary damages of $400,000 for anticipatory breach of the agreement; (ii) $73,800 in fees allegedly owed in connection with a previously closed financing transaction; (iii) an injunction prohibiting us from cancelling any shares issued to Kaufman Bros. as compensation, (iv) a declaration from the court that we are not entitled to a refund of any fees previously paid to Kaufman Bros., and (v) a declaration that we are obligated to pay Kaufman Bros. a commission on any financing or transaction that we enter into within 18 months following the termination of the agreement. On July 15, 2008, Kaufman Bros. voluntarily filed a notice of dismissal without prejudice. Settlement discussions were unsuccessful and Kaufman Bros. has re-filed substantially the same claims in the Supreme Court of New York - County of New York ( Index No. 08-602239).  The Company has been served and is developing its defense plan.

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

We began our operations in 1999 but we did not adopt the SaaS on-demand Web Applications delivery model until 2005. As such, we have a limited operating history in the SaaS industry from which to evaluate our business and prospects.  We incurred a net loss of $23.8 million for the six months ended June 30, 2008, and $4.0 million for the year ended December 31, 2007, and have an accumulated deficit of $15.8 million at June 30, 2008.  We cannot assure you that our future planned operations will be implemented successfully or that we will ever have profits.  Furthermore, we are experiencing the initial costs and uncertainties of a young operating company, including start-up expenditures, unforeseen costs and difficulties, complications, and delays, all of which must be resolved and/or paid without the benefit of a predictable revenue stream.  We cannot be sure that we will be successful in meeting these challenges and addressing these risks and uncertainties.  If we are unable to do so, then our business will not be successful.

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

We began our operations in 1999 but we did not adopt the SaaS on-demand Web Application delivery model until 2005. Our limited operating history in the SaaS industry may not provide a meaningful basis on which to evaluate our business. Since our inception our revenues have not always grown from year to year.  We cannot assure you that we will achieve our growth targets, or that we will achieve positive cash-flow or profitability, or that we will not incur negative cash flow or net losses in the future. We expect that our operating expenses will increase as we expand. Any significant failure to realize anticipated revenue growth could result in significant operating losses beyond our forecasts. We will continue to encounter risks and difficulties frequently experienced by companies at a similar stage of development, including our potential failure to:

•                                               maintain and improve our technology;

•                                               expand our product offerings and maintain the high quality of products offered in the Etelos MarketplaceTM;

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

We have not been profitable on a quarterly or annual basis since our formation. Our operations resulted in a net loss of $23.8 million for the six months ended June 30, 2008 and $4.0 million and $1.5 million for the years 2007 and 2006, respectively. As of December 31, 2007, our accumulated deficit was $10.4 million and at June 30, 2008, our accumulated deficit was $15.8 million. We expect to make significant future expenditures related to the development and expansion of our business. In addition, as a public company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. As a result of these increased expenditures, we will have to generate and sustain increased revenue to achieve and maintain future profitability. While our revenue has grown somewhat in recent periods, that growth has not been significant and future revenue growth may not be sustainable and we may not achieve sufficient revenue to achieve or maintain profitability. We have incurred and may continue to incur significant losses in the future for a number of reasons, including due to the other risks described in this report, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses for the foreseeable future.

The market for on-demand Web Applications may develop more slowly than we expect.

Our success will depend, to a large extent, on the willingness of individuals and SMBs to accept on-demand services for Web Applications that they view as critical to the success of their business. Many businesses have invested substantial effort and financial resources to integrate traditional enterprise software into their businesses and may be reluctant or unwilling to switch to a different application or to migrate these applications to on-demand Web Applications.

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

The market for SaaS on-demand Web Applications for business is new highly competitive and rapidly changing with relatively low barriers to entry. With the introduction of new technologies and new market entrants, we expect competition to intensify in the future. In addition, pricing pressures and increased competition generally could result in reduced sales, reduced margins, or the failure of our products to achieve or maintain more widespread market acceptance. Often we offer products in the Etelos Marketplace that compete against existing systems that our potential customers have already made significant expenditures to install. Competition in our market is based principally upon service breadth and functionality; service performance, security and reliability; ability to tailor and customize services for a specific company, vertical or industry; ease of use of the service, speed and ease of deployment, integration and configuration; total cost of ownership, including price and implementation and support costs; professional services implementation; and financial resources of the vendor.

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

If our business and markets grow and develop, then it will be necessary for us to finance and manage expansion in an orderly fashion. In addition, we may face challenges in managing expanding product offerings and in integrating acquired businesses with our own. Such eventualities will increase demands on our existing management, workforce, and facilities. Failure to satisfy such increased demands could interrupt or adversely affect our operations and cause longer product development time frames and administrative inefficiencies.

We have experienced rapid growth in recent periods. If we fail to manage our growth effectively, then we may be unable to execute our business plan, maintain high levels of service, or address competitive challenges adequately.

We have increased our number of full-time employees to 46 at June 30, 2008, from 16 at June 30, 2007, and have experienced a drop in our revenue for the six months ending June 30, to $22 thousand in 2008, from $106 thousand in 2007. Our operating plan has placed, and our anticipated growth plan is expected to continue to place, a significant strain on our managerial, administrative, operational, financial, and other resources. We intend to further expand our overall business, customer base, headcount, and operations. We will be required to continue to improve our operational, financial, and management controls and our reporting procedures and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or operating expenses in any particular quarter.

Our Customers are individuals, small and medium-sized businesses, and divisions of large companies, which may increase our costs to reach, acquire and retain customers.

We market and sell our products and services and other offerings in the Etelos Marketplace to individuals, SMBs, and divisions of large companies. To grow our revenue quickly, we must add new customers, sell additional services to existing customers, and encourage existing customers to renew their subscriptions. However, selling to and retaining individuals and SMBs can be more difficult than selling to and retaining large enterprises because SMB customers tend to be more price sensitive and more difficult to reach with broad marketing campaigns.  In addition, individuals and SMBs have high churn rates in part because of the nature of their businesses and often lack the staffing to benefit fully from our products.  Further, individuals and SMBs often require higher sales, marketing, and support expenditures by vendors that sell to them per revenue dollar generated for those vendors.

We depend on a large number of customers.

Our revenue is dependent, in large part, on many orders from a large number of customers. Sales to our five largest customers were de minimus  during the quarter and six months ended June 30, 2008 and 2007, respectively. We believe that revenue derived from the current and future large number of customers will continue to represent a significant portion of our total revenue.

Our inability to secure and maintain a sufficient number of large customers would also have a material adverse effect on our business, operating results, and financial condition. Moreover, our success will depend in part upon our ability to obtain orders from new customers, as well as the financial condition and success of our customers and general economic conditions.

Our business depends substantially on customers renewing, upgrading, and expanding their subscriptions for products offered in the Etelos Marketplace.

We distribute products in the Etelos Marketplace pursuant to agreements of varying subscription periods. Our customers have no obligation to renew their subscriptions after their subscription period expires, and these subscriptions may not be renewed at the same or higher levels. Moreover, under specific circumstances, our customers may have the right to cancel their subscription agreements before they expire. We have limited historical data with respect to rates of customer subscription renewals, upgrades, and expansions so we may not accurately predict future trends in customer renewals. Our customers’ renewal rates may decline or fluctuate because of several factors, including their satisfaction or dissatisfaction with the products offered in the Etelos Martketplace, the prices of the service, the prices of services offered by our competitors, or reductions in our customers’ spending levels. If our customers do not renew their subscriptions, renew on less favorable terms, or do not purchase additional functionality or subscriptions, then our revenue may grow more slowly than expected or decline and our profitability and gross margins may be harmed.

Many of our customers are price sensitive, and if the prices that we or our Marketplace partners charge for subscriptions to products or services offered in the Etelos Marketplace are unacceptable to our customers, then our operating results will be harmed.

Many of our customers are price sensitive, and we have limited experience with respect to determining the appropriate prices for our products or services. In addition, we have no control over prices charged by our Marketplace partners for their products or services offered in the Etelos Marketplace. As the market for our products or services matures, or as new competitors introduce new products or services that compete with ours, we may be unable to renew agreements with existing customers or attract new customers at the same price or based on the same pricing model as previously used. As a result, it is possible that competitive dynamics in our market may require us to change pricing models or reduce prices, which could harm our revenue, gross margin, and operating results.

We may not be able to prevent others from unauthorized use of our patents and other intellectual property, which could harm our business and competitive position.

Our success depends, in part, on our ability to protect our proprietary technologies. We own five (5) filed United States patent applications covering our technology and we expect to file more U.S. patent applications in the future. We have filed to protect most of those patents in many foreign countries. But the process of seeking patent protection can be lengthy and expensive and we cannot assure that our patent applications will result in patents being issued, or that our existing or future issued patents will be sufficient to provide us with meaningful protection or commercial advantages.

We also cannot assure that our current or potential competitors do not have, and will not obtain, patents that will prevent, limit or interfere with our ability to make, use or sell our technology or operate the Etelos Marketplace.

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

We have not maintained operating controls or logs, or initiated or conducted any forensic, code history, ‘genealogy’ or other forms of audit, analysis, processes, training, or code review of software code incorporated into any Etelos product or in other products offered by others in the Etelos Marketplace. We do not review the intellectual property rights related to products or services offered by Marketplace partners in the Etelos Marketplace. These products may include code subject to various forms of ‘open source’, ‘copyleft’, or similar licenses that require as a condition of modification or distribution of software subject to such license(s) that (i) such software or other software combined or distributed with such software be disclosed or distributed in source code form, or (ii) such software or other software combined or distributed with such software, and any related intellectual property,  be licensed on a royalty-free basis, including for the purposes of making additional copies or derivative works of such software.  This may adversely affect our ability to patent certain inventions or to license or distribute certain products — whether by open source license or other form of license or right — and may result in liability to unknown parties for infringement of their patents or other intellectual property rights.

We require our Marketplace partners to indemnify us for intellectual property claims but we cannot assure that these agreements will be enforceable.

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

For any intellectual property rights claim against us or against our Marketplace partners or customers, we may have substantial direct and indirect costs.  Direct costs can include a requirement to pay damages or stop using technology found to be in violation of a third party’s rights. We may have to purchase a license for the technology, which may not be available on reasonable terms, if at all, may significantly increase our operating expenses, or may require us to restrict our business activities in one or more respects. As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense.  Substantial indirect costs also may be expected in the form of diversion of development and management resources in strategic planning for legal, technology, and business defenses to such claims.

We rely on our management team and need additional personnel to grow our business, and the loss of one or more key employees or our inability to attract and retain qualified personnel could harm our business.

Our success and future growth depends to a significant degree on the skills and continued services of our management team, especially Daniel J.A. Kolke, our Chief Technology Officer and Chairman of the Board, and Jeffrey L. Garon, our President and Chief Executive Officer. We do not maintain key man insurance on any members of our management team, including Messrs. Garon or Kolke. Our future success also depends on our ability to attract, retain and motivate highly skilled technical, managerial, sales, marketing and service and support personnel, including members of our management team. Competition for sales, marketing, and technology development personnel is particularly intense in the software and technology industries. As a result, we may be unable to successfully attract or retain qualified personnel. Our inability to attract and retain the necessary personnel could harm our business.

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

We host many of our services and serve a significant number of our customers from either of two third-party data center facilities with Network OS and with ServePath, both located in the greater Seattle Washington area. We do not control the operation of these facilities. These facilities may be vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, terrorist attacks, power losses, telecommunications failures, and similar events. These facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice, or other unanticipated problems could result in lengthy interruptions in our services.

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

We may become liable to our customers and lose customers if we have defects or disruptions in our products and services or if we provide poor service.

Because we deliver products as a service through the Etelos Marketplace, errors or defects in the Web Applications underlying the service, or a failure of our hosting infrastructure may make the service unavailable to our customers. Because our customers use the products to manage critical aspects of their business, any errors, defects, disruptions in service, or other performance problems with the products, whether in connection with the day-to-day operation of the products, upgrades or otherwise, could damage our customers’ businesses. If we have any errors, defects, disruptions in service, or other performance problems with the products, then customers could elect not to renew their subscriptions or delay or withhold payment to us. As a result, we could lose future sales or customers may make warranty claims against us or our Marketplace partners, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable, or costly litigation.

If our security measures are breached and unauthorized access is obtained to a customer’s data, then we may incur significant liabilities, our service may be perceived as not being secure, and customers may curtail or stop using our products.

The products and services we offer in the Etelos Marketplace involve the storage of large amounts of our customers’ sensitive and proprietary business information. If our security measures are breached as a result of third-party action, employee error, malfeasance, or otherwise, and someone obtains unauthorized access to our customers’ data, then we could incur significant liability to our Marketplace partners, our customers, and to individuals or businesses whose information was being stored by our customers, our business may suffer and our reputation may be damaged. Because techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. If an actual or perceived breach of our security occurs, then the market perception of the effectiveness of our security measures could be harmed and we could lose sales and customers.

If we are unable to develop new products or services,  sell our products or services into new markets, or add Marketplace partners to offer their products or services in the Etelos Marketplace, then our revenue growth will be harmed and we may not be able to achieve profitability.

Our ability to attract new customers and to increase revenue from existing customers will depend in large part on our ability to enhance and improve our existing products and to add new Marketplace partners to offer these products and services introduce new products and services and sell into new markets. The success of any enhancement or new product or service depends on several factors, including the timely completion, introduction, and market acceptance of the enhancement, product or service. Any new product or service offered by a Marketplace partner or that we develop or acquire may not be introduced in a timely or cost-effective manner and may not achieve the broad market acceptance necessary to generate significant revenue. Any new markets into which we attempt to sell our products or services may not be receptive. If we are unable to successfully develop or acquire new products or services, enhance our existing products and services to meet customer requirements, or sell our products and services into new markets, then our revenue will not grow as expected and we may not be able to achieve profitability.

When we become subject to Section 404 of the Sarbanes-Oxley Act of 2002, if we fail to maintain proper and effective internal controls or are unable to remediate the material weakness in our internal controls, then our ability to produce accurate and timely financial statements could be impaired and investors’ views of us could be harmed.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We are in the process of documenting, reviewing, and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which requires annual management assessment of the effectiveness of our internal control over financial reporting and a report by our independent auditors addressing this assessment. We will be testing our internal controls for the year ending December 31, 2008, and, as part of that documentation and testing, identifying areas for further attention and improvement.

During our review for the year ended December 31, 2007, we identified a material weakness in our internal controls. The material weakness relates to the need for accounting personnel who possess the skill sets necessary to operate and report as a public company, and specifically the skills necessary to ensure that adequate review of critical account reconciliations is performed and that supporting documentation is complete, accurate, and in accordance with generally accepted accounting principles. We have recruited and are continuing to recruit additional finance and accounting personnel to address this observation. We believe we have made progress in addressing this material weakness and expect to complete the remediation in the next six to fifteen months. If our remediation efforts are insufficient to address the material weakness or take longer than we expect, or if additional material weaknesses in our internal controls are discovered in the future, then we may fail to meet our future reporting obligations, our financial statements may contain material misstatements and the price of our common stock may decline.

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

Material defects or errors in the software we use to deliver our products and services and the offerings by our Marketplace partners could harm our reputation, result in significant costs to us, and impair our ability to sell our services.

The Web Applications underlying the products and services offered in the Etelos Marketplace are inherently complex and may contain material defects or errors, particularly when first introduced or when new versions or enhancements are released. We have, from time to time, found defects in our products and services, and new errors in our existing software and services may be detected in the future. We have no actual knowledge, but we reasonably expect that the products and services offered by our Marketplace partners may have similar errors and/or defects. Any errors or defects that cause interruptions to the availability of our services could result in:

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

After the release of our services, defects or errors may also be identified from time to time by our internal team our Marketplace partners, and by our customers. The costs incurred in correcting any material defects or errors in such products or services may be substantial and could harm our operating results.

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

Our customers can use the products and services offered in the Etelos Marketplace to store personal or identifying information regarding their customers and contacts. Super-national, federal, state and other government bodies and agencies have adopted or are considering adoption of laws and regulations regarding the collection, use, and disclosure of personal information obtained from consumers and other individuals. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to the businesses of our customers may limit the use and adoption of our products and services and reduce overall demand.

In addition to government activity, privacy advocacy groups and the technology and other industries are considering various new, additional, or different self-regulatory standards that may place additional burdens on us and our Marketplace partners. If the gathering of personal information were to be curtailed, then Web-based applications would be less effective, which may reduce demand for the products and services offered in the Etelos Marketplace and harm our business.

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

Although we have no ongoing negotiations or current agreements or commitments for any acquisitions, our business strategy may include acquiring complementary products, services, technologies, or businesses. We also may enter into relationships with other businesses to expand our product or service offerings or our ability to provide service in foreign jurisdictions, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing, investments in other companies, or other strategies. Negotiating these transactions can be time-consuming, difficult, and expensive, and our ability to close these transactions may often be subject to approvals that are beyond our control. Consequently, these transactions, even if undertaken and announced, may not close.

An acquisition, investment, or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, services offerings, personnel, or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, the target’s software is not easily adapted to work with ours, or we are unable to retain the customers of any acquired business due to changes in management or otherwise. Acquisitions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for operation and development of our business. Moreover, the anticipated benefits of any acquisition, investment, or business relationship may not be realized or we may be exposed to unknown liabilities. For one or more of those transactions, we may:

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

We may be subject to taxes and penalties regarding past tax years.

To date, we have not filed all required federal or state income and franchise tax returns or paid or accrued any amounts for taxes that might be due on such returns.  Although we believe the amounts due in this respect are de minimus, because we have incurred substantial operating losses which we believe will exceed, in the aggregate, all operating income, no assurances can be given in this regard.  Further, we are in arrears in payment of employment related taxes to various tax authorities. We are in contact with those authorities and are making payments to bring these matters current. The amounts due in this respect have been accrued and are included in our audited financial statements for the period ending December 31, 2007. However, no assurances can be given that we will not be assessed additional penalties or interest for failing to make these payments when due.

We may be subject to other legal claims.

In July 2008, Kaufman Bros. L.P. filed suit against us in the United States District Court for the Southern District of New York (Case No. 08 CV 5716). The complaint arises out of an advisory services agreement, pursuant to which Kaufman Bros. was to provide us with advisory services in connection with financings and strategic transactions. We notified Kaufman Bros. that we believed it had failed to provide the required services under the agreement, and that we were therefore entitled to terminate the agreement for cause. In the suit, Kaufman Bros. was seeking (i) monetary damages of $400,000 for anticipatory breach of the agreement; (ii) $73,800 in fees allegedly owed in connection with a previously closed financing transaction; (iii) an injunction prohibiting us from cancelling any shares issued to Kaufman Bros. us Compensation, (iv) a declaration from the court that we are not entitled to a refund of any fees previously paid to Kaufman Bros., and (v) a declaration that we are obligated to pay Kaufman Bros. a commission on any financing or transaction that we enter into within 18 months following the termination of the agreement. On July 15, 2008, Kaufman Bros. voluntarily filed a notice of dismissal without prejudice. Settlement discussions were unsuccessful and Kaufman Bros. has re-filed substantially the same claims in the Supreme Court of New York-County of New York (Index No. 08-602239). The Company has been served and is developing its defense plan.

Risks Related to an Investment in our Common Stock.

Our officers, directors, and affiliates control us through their positions and stock ownership and their interests may differ from other stockholders.

As of June 30, 2008, our officers, directors, and affiliates beneficially own approximately 75.5 percent of our common stock. As a result, if they act together, they are able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions, including business combinations. This concentration could also have the effect of delaying or preventing a change in control that could otherwise be beneficial to our stockholders. The interests of our officers, directors, and affiliates may differ from other stockholders. Furthermore, the current ratios of ownership of our common stock reduce the public float and liquidity of our common stock which can in turn affect the market price of our common stock.

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

The purchasers of our January 2008 and April 2008 Debentures and related warrants may, subject to compliance with Rule 144, rely on the provisions of Rule 144 to resell the shares of our common stock acquired upon the conversion of the debentures and exercise of the warrants.  We have no way of knowing whether or when such shares may be sold.  Depending upon market liquidity at the time, a sale of shares by such investors at any given time could cause the trading price of our common stock to decline.  The sale of a substantial number of shares of our common stock, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

The sale of the shares of our common stock acquired in private placements could cause the price of our common stock to decline.

The purchasers of our January 2008 and April 2008 Debentures and related warrants, as well as the holders of our other outstanding convertible notes, may, subject to compliance with Rule 144, rely on the provisions of Rule 144 to resell the shares of our common stock acquired upon the conversion and exercise of such securities.  We have no way of knowing whether or when such shares may be sold.  Depending upon market liquidity at the time, a sale of shares by such investors at any given time could cause the trading price of our common stock to decline.  The sale of substantial number of shares of our common stock, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

In addition, in connection with our January 2008 and April 2008 Debentures, in the aggregate, we issued a total of $5.5 million principal amount of convertible debentures, convertible into 4,074,074 shares of our common stock, and warrants to purchase an additional 611,111 shares of our common stock.  We have agreed to register for resale by the investors the shares of common stock issuable upon the conversion of the debentures and the exercise of the warrants we issued in those private placements.  We are also registering for resale 586,667 shares of common stock issuable upon conversion of notes issued in September 2007.  The conversion or exercise into our common stock and the registration of that common stock could result in a substantial increase in the number of shares in our public float.  Depending upon market liquidity at the time a resale of our common stock is made by the investors in such private placements, such sale could cause the trading price of our common stock to decline.  In addition, the sale of a substantial number of shares of our common stock,  or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

We have significant indebtedness and agreed to certain restrictions as a result of our recent private placement of convertible debentures.

We incurred $5.5 million in principal amount of indebtedness as a result of the issuance of our January 2008 and April 2008 Debentures.  The debentures carry substantial covenants that impose significant restrictions on us, including restrictions against incurring additional indebtedness, creating any liens on our property, amending our certificate of incorporation or bylaws, redeeming or paying dividends on shares of our outstanding common stock, and entering into certain related party transactions.  The debentures also carry substantial covenants that impose significant requirements on us, including, among others, requirements that:

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

Our January 2008 and April 2008 Debentures impose significant covenants on us, some of which may impair our ability to issue additional debt or equity, if necessary.  For example, the investors in our April 2008 Debentures have the right to participate in any financing we undertake through the date that is the 12 month anniversary of the effectiveness of the registration statement we agreed to file for the re-sale of our shares of common stock issuable upon conversion and exercise of our April 2008 Debentures.

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

Under the terms of the registration rights agreements we entered into with the investors in connection with our January 2008 and April 2008 Debentures, we agreed to file a registration statement covering the resale of the shares of common stock underlying the securities we sold in such private placements, and to maintain the effectiveness of the registration statements (subject to certain limitations) for a period of time until the holders can sell the underlying common stock without volume restrictions under Rule 144 of the Securities Act.  If the registration statement is not declared effective within an agreed to time period, or if we fail to maintain the effectiveness of the registration statement, we are required to pay to the investors partial liquidated damages. Since the registration statement was effective on July 31, 2008, after the deadline in the registration rights agreement, we may be liable for liquidated damages, in the amount of $14.7 thousand, which we have accrued as a liability.

Our failure to repay the January 2008 and April 2008 Debentures could result in substantial penalties against us, and legal action which could substantially impair our operations.

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

In addition, January 2008 and April 2008 Debentures define certain events of default, including without limitation failure to make a payment obligation, failure to observe other covenants of the debenture or related agreements (subject to applicable cure periods), breach of representation or warranty, bankruptcy, default under another significant contract or credit obligation, delisting of our common stock, a change in control, failure secure and maintain an effective registration statement covering the resale of the common stock underlying the debentures and the warrants, or failure to deliver share certificates in a timely manner. In the event of default, which is not cured within specified grace periods, the holders of the debentures have the right to accelerate all amounts outstanding under the debentures and demand payment of a mandatory default amount equal to 130 percent of the amount outstanding under the debenture, plus accrued interest and expenses.  If we were unable to repay the mandatory default amount when required, the holders could commence legal action against us.  Any such action could impose significant costs on us and require us to curtail or cease operations.

If we need additional financing in the future and are required to issue securities which are priced at less than the conversion price of our debentures or the exercise price of warrants sold in our recent private placements, it will result in additional dilution.

Our January 2008 and April 2008 Debentures and the related warrants contain provisions that will require us to reduce the conversion price and exercise price, as the case may be, if we issue additional securities while such debentures or warrants are outstanding which contain purchase prices, conversion prices or exercise prices less than the conversion price of our January 2008 or April 2008 Debentures or the exercise price of the warrants.  If this were to occur, current investors, other than the investors in our recent private placements, would sustain material dilution in their ownership interest.

The market price of our securities could be adversely affected by sales of registered and restricted securities.

Actual sales or the prospect of future sales of shares of our common stock pursuant to a prospectus or under Rule 144 may have a depressive effect upon the price of, and market for, our common stock.  As of June 30, 2008, 23,052,624 shares of our common stock were issued and outstanding, of which 17,695,634 are “restricted securities” and under some circumstances may, in the future, be under a registration under the Securities Act or in compliance with Rule 144 adopted under the Securities Act.  In general, under Rule 144, subject to the satisfaction of other conditions, a person who has beneficially owned restricted shares of common stock for at least one year is entitled to sell, within any three month period, a number of shares that does not exceed the greater of 1 percent of the total number of outstanding shares of the same class; or if the common stock is quoted on NASDAQ or a stock exchange, the average weekly trading volume during the four calendar weeks immediately preceding the sale.  We cannot predict what effect, if any, that sales of shares of common stock, or the availability of these shares for sale, will have on the market prices prevailing from time to time.  Nevertheless, the possibility that substantial amounts of common stock may be sold in the public market may adversely effect prevailing prices for our common stock and could impair our ability to raise capital in the future through the sale of equity securities.

In addition to the 17,695,634 shares of “restricted securities” that were issued and outstanding as of June 30, 2008, we have filed a registration statement seeking to register for resale an aggregate of 1,906,557 shares of our common stock. The additional overhang represented by these registered securities could also have a depressive effect on the public trading price of our common stock.

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

As of June 30, 2008, we had 23,052,624 shares of common stock issued and outstanding held by approximately 145 shareholders of record, including 5,010,000 shares that were issued pursuant to the court approved plan of reorganization.  The shares issued under the plan of reorganization are freely tradable securities.  The market price of our common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them in an excessive amount relative to the market demand for our shares. An excessive sale of our shares may result in a substantial decline in the price of our common stock and limit our ability to raise capital, even if our business is doing well.

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

Our common stock is quoted on the Over-the-Counter Bulletin Board. The Over-the-Counter Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ Stock Market or other national or regional exchanges. Securities traded on the Over-the-Counter Bulletin Board are usually thinly traded, highly volatile, have fewer market makers, and are not followed by analysts.

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

Our common stock is subject to Rule 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended, or the “Exchange Act,” which imposes certain sales practice requirements on broker-dealers which sell our common stock to persons other than established customers and “accredited investors” (generally, individuals with net worths in excess of $1 million or annual incomes exceeding $200 thousand (or $300 thousand together with their spouses)).  For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale.  This rule adversely affects the ability of broker-dealers to sell our common stock and purchasers of our common stock to sell their shares of such common stock.  Additionally, our common stock is likely to be subject to the SEC regulations for “penny stock.”  Penny stock includes any equity security that is not listed on a national exchange and has a market price of less than $5.00 per share, subject to certain exceptions.  The regulations require that prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule set forth by the SEC relating to the penny stock market must be delivered to the purchaser of such penny stock.  This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for the common stock.  The regulations also require that monthly statements be sent to holders of penny stock which disclose recent price information for the penny stock and information of the limited market for penny stocks.  These requirements adversely affect the market liquidity of our common stock.

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

August 18, 2008		ETELOS, INC.

	By:	/s/ David S.G. MacKenzie
David S.G. MacKenzie
Vice President & Chief Financial Officer and Chief Accounting Officer