Form 10-Q
period 2008-09-30
ETELOS, INC.
filed 2008-12-31
CIK 1045739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

or

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to

Commission file number 000-51995

ETELOS, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0407364
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

26828 Maple Valley Highway-#297 Maple Valley, WA	98038
(Address of principal executive offices)	(Zip Code)

(425) 458-4510

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐      No  ☒

As of December 29, 2008, 23,022,207 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

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

On April 23, 2008, Tripath filed a Current Report on Form 8-K announcing, among other things, that Etelos-WA, merged with and into Tripath, and that the surviving corporation changed its name to Etelos, Inc. and its fiscal year end to December 31.  The effective date of the merger was April 22, 2008, and Etelos, Inc., as the surviving corporation, will conduct the business and operations previously conducted by Etelos-WA.  In connection with the merger, all outstanding shares of Etelos-WA common stock were converted into shares of Etelos, Inc. common stock on a three for one ratio: one share of Etelos Inc. common stock for every three shares of common stock of Etelos-WA.  Also in connection with the merger, (i) all outstanding shares of preferred stock of Etelos-WA were converted into shares of common stock of Etelos, Inc., (ii) Etelos, Inc. issued an aggregate of 5,010,000 shares of its common stock to the secured and unsecured creditors of Tripath and (iii) all the shares of Tripath were cancelled.  Prior to the merger, Tripath was a shell corporation and in accordance with the Plan of Reorganization had no assets or liabilities.  While Tripath acquired all the outstanding preferred and common stock of Etelos-WA, for accounting purposes, the acquisition has been treated as a recapitalization of Etelos-WA with Etelos-WA as the acquirer (a reverse acquisition).  The historical financial statements prior to April 22, 2008, are those of Etelos-WA and the description of the business contained in this report as well as the one contained in the financial statements reflect the operations of Etelos-WA for the quarterly and nine month periods ended September 30, 2008 and 2007.

Also, on April 23, 2008, Etelos, Inc., formerly Tripath, amended its certificate of incorporation with the state of Delaware to change its total authorized shares of stock to 300,000,000 shares, of which 250,000,000 shares are designated “common stock” with a par value of $0.01 per share and 50,000,000 shares are designated “preferred stock” with a par value of $0.01 per share.  The preferred stock may be issued from time to time in one or more series, each of such series to consist of such number of shares and to have such terms, rights, powers and preferences, and the qualifications and limitations with respect thereto, as stated in the resolutions providing for the issue of such series adopted by the board of directors.

Information concerning number of shares outstanding for Etelos, Inc. including the conversion prices and number of shares issuable upon conversion of convertible securities and exercise prices of warrants and stock options and the number of shares issuable upon exercise of such options and warrants, has been adjusted to reflect the three for one conversion ratio effected in connection with the merger as if it had occurred at the beginning of the quarter and nine month periods ended September 30, 2008 and 2007, and as of December 31, 2007.

i

Etelos, Inc.

Quarterly Report on Form 10-Q

For the Three Months Ended September 30, 2008

i

FORWARD LOOKING STATEMENTS

In this report, unless the context indicates otherwise, the terms “Etelos,” “Company,” “we,” “us,” and “our” refer to Etelos, Inc., a Delaware corporation.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934 or the “Exchange Act.”  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under the heading “Risk Factors” and elsewhere in, or incorporated by reference into, this report.

In some cases, you can identify forward looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “potential,” or the negative of these terms.  These terms and similar expressions are intended to identify forward-looking statements.  Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected.  The forward-looking statements in this report are based upon management’s current expectations and belief, which management believes are reasonable.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor or combination of factors, or factors we are aware of, may cause actual results to differ materially from those contained in any forward looking statements.  You are cautioned not to place undue reliance on any forward-looking statements.  These statements represent our estimates and assumptions only as of the date of this report.  Except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including:

•                  our ability to obtain future financing or funds when needed;

•                  new competitors are likely to emerge and new technologies may further increase competition;

•                  our operating costs may increase beyond our current expectations and we may be unable to fully implement our current business plan;

•                  our ability to successfully obtain a diverse customer base;

•                  our ability to protect our intellectual property through patents, trademarks, copyrights and confidentiality agreements;

•                  our ability to attract and retain a qualified employee base;

•                  our ability to respond to new developments in technology and new applications of existing technology before our competitors;

•                  acquisitions, business combinations, strategic partnerships, divestures, and other significant transactions may involve additional uncertainties;

•                  our ability to maintain and execute a successful business strategy; and

•                  we face other risks described from time to time in periodic and current reports we file with the United States Securities and Exchange Commission, or the “SEC.”

Other risks and uncertainties include such factors, among others, as market acceptance and market demand for our products and services, pricing, the changing regulatory environment, the effect of our accounting policies, potential seasonality, industry trends, adequacy of our financial resources to execute our business plan, our ability to attract, retain and motivate key technical, marketing and management personnel, possible disruption in commercial activities occasioned by terrorist activity and armed conflict, and other risk factors detailed in this report and our other SEC filings.  You should consider carefully the statements under “Item 1A. Risk Factors” in “Part II—Other Information” and other sections of this report, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect our business, operating results and financial condition.  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements.

i

PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS (UNAUDITED)

ETELOS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	September 30, 2008	December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$6	$928
Accounts receivable, net	6	—
Prepaid expenses and other current assets	23	20
Total current assets	35	948

Property and equipment, net	92	50
Other assets	262	41

Total assets	$389	$1,039

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$902	$250
Accounts payable related parties	6	56
Accrued payroll and related expenses	148	514
Other accrued expenses	410	241
Other current liabilities	200	—
Deferred revenue	8	3
Deferred rent	6	—
Current portion notes payable, net of discounts	5,821	3,165
Current portion notes payable to related parties	684	187
Current portion capital leases	18	16
Warrant and derivative liability	6,320	—
Total current liabilities	14,523	4,432

Long-term notes payable, net of discounts, less current portion	—	889
Long-term notes payable to related parties, less currrent portion	—	629
Long-term capital leases	24	36
Long-term deferred rent	3	—

Total liabilities	14,550	5,986

Commitments and contingencies (Note 13)

Stockholders’ deficit:
Preferred stock, $0.01 par value: 50,000,000 shares authorized with liquidation preferences:
Series A: 4,166,667 shares authorized; issued and outstanding - no shares at September 30, 2008, and 22,167 at December 31, 2007	—	—
Series B: 7,500,000 shares authorized; issued and outstanding - no shares at September 30, 2008, and 40,000 at December 31, 2007	—	—
Series C: 20,000,000 shares authorized; issued and outstanding - no shares at September 30, 2008, and 1,482,604 at December 31, 2007	—	15
Common stock, $0.01 par value: 250,000,000 shares authorized; issued and outstanding - 23,027,624 at September 30, 2008, and 6,791,313 at December 31, 2007	230	68
Additional paid-in capital	18,196	5,404
Accumulated deficit	(32,587)	(10,434)
Total stockholders’ deficit	(14,161)	(4,947)

Total liabilities and stockholders’ deficit	$389	$1,039

The accompanying notes are an integral part of these condensed interim financial statements

ETELOS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue	$10	$84	$55	$295
Cost of revenue	211	127	459	251
Gross profit (loss)	(201)	(43)	(404)	44

Operating expenses:
Research and development	844	852	3,320	1,345
Sales and marketing	514	434	1,315	685
General and administrative	529	322	1,629	508
Total operating expenses	1,887	1,608	6,264	2,538

Loss from operations	(2,088)	(1,651)	(6,668)	(2,494)

Other expense
Merger costs	—	—	13,444	—
Other expense	—	—	15	—
Total other expense	—	—	13,459	—

Interest (income) expense, net of fair market value adjustment of financing instruments	(3,739)	110	2,026	208
Income (loss) before taxes	1,651	(1,761)	(22,153)	(2,702)

Provision for income taxes	—	—	—	—

Net income (loss)	$1,651	$(1,761)	$(22,153)	$(2,702)

Basic net income (loss) per share	$0.05	$(0.36)	$(1.34)	$(0.68)
Diluted net income (loss) per share	$0.04	$(0.36)	$(1.34)	$(0.68)
Weighted average number of common shares used in computing basic net income (loss) per share	34,161	4,833	16,522	3,954
Weighted average number of common shares used in computing diluted net income (loss) per share	37,543	4,833	16,522	3,954

The accompanying notes are an integral part of these condensed interim financial statements

ETELOS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(22,153)	$(2,702)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	13	12
Amortization of notes discount	201	—
Amortization of financing fees	63	—
Stock based compensation	73	151
Interest expense paid in common stock	77	—
Beneficial conversion feature	991	—
Change in valuation of liability relating to embedded derivatives and warrants	636	—
Professional fees paid in common stock	—	60
Merger costs paid in common stock	13,177	—
Changes in operating assets and liabilities:
Accounts receivable, net	(6)	11
Prepaid expenses and other current assets	(2)	(17)
Accounts payable	651	78
Accounts payable related parties	(50)	78
Accrued payroll and related expenses	(366)	345
Other accrued expenses	92	76
Other current liabilities	200	—
Deferred revenue	5	12
Deferred rent	9	—

Net cash used in operating activities	(6,389)	(1,896)

Cash flows from investing activity:
Purchases of property and equipment	(55)	—

Net cash used in investing activity	(55)	—

Cash flows from financing activities:
Proceeds from notes payable	5,489	3,357
Proceeds from issuance of common stock	459	—
Payment of fees on financing transactions	(284)	—
Payments of notes payable to related parties	(132)	(6)
Payment of capital leases	(10)	(10)
Net change in line of credit	—	(449)

Net cash provided by financing activities	5,522	2,892

Net increase (decrease) in cash and cash equivalents	(922)	996

Cash and cash equivalents, beginning of period	928	15

Cash and cash equivalents, end of period	$6	$1,011

Supplemental disclosure of cash flow information:
Cash paid for interest	$126	$33

Supplemental disclosure of non-cash financing activities:
Record warrants and embedded derivatives as liabilities	$6,489	$—
Issuance of common stock for convertible debt	$2,463	$—
Issuance of common stock for interest conversion	$199	$200
Issuance of detachable warrants	$73	$42
Discount on convertible notes	$(104)	$42
Issuance of common stock for anti-dilution	$55	$—

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

On April 23, 2008, Tripath filed a Current Report on Form 8-K announcing, among other things, that Etelos-WA merged with and into Tripath (the “Merger”), and that the surviving corporation changed its name to Etelos, Inc. and its fiscal year end to December 31.  The effective date of the Merger was April 22, 2008, and Etelos, Inc., as the surviving corporation, will conduct the business and operations previously conducted by Etelos-WA.  In connection with the Merger, all outstanding shares of Etelos-WA common stock were converted into shares of Etelos, Inc. common stock on a three for one ratio: one share of Etelos Inc. common stock for every three shares of common stock of Etelos-WA.  Also in connection with the Merger, (i) all outstanding shares of preferred stock of Etelos-WA were converted in to shares of common stock of Etelos, Inc., (ii) Etelos, Inc. issued an aggregate of 5,010,000 shares of its common stock to the secured and unsecured creditors of Tripath and (iii) all the shares of Tripath Technology were cancelled. Also on April 23, 2008, Etelos, Inc., formerly Tripath, amended its articles of incorporation with the state of Delaware to change its total authorized shares of stock to 300,000,000 shares, of which 250,000,000 shares are designated “Common Stock” with a par value of $0.01 per share and 50,000,000 shares are designated “Preferred Stock” with a par value of $0.01 per share.  The Preferred Stock may be issued from time to time in one or more series, each of such series to consist of such number of shares and to have such terms, rights, powers and preferences, and the qualifications and limitations with respect thereto, as stated in the resolutions providing for the issue of such series adopted by the board of directors.

Prior to the Merger, Tripath was a shell corporation and in accordance with the Plan of Reorganization had no assets or liabilities.  While Tripath acquired all the outstanding preferred and common stock of Etelos-WA, for accounting purposes, the acquisition has been treated as a recapitalization of Etelos-WA with Etelos-WA as the acquirer (a reverse acquisition).  The historical financial statements prior to April 22, 2008, are those of Etelos-WA and reflect the operations of Etelos-WA for the quarterly and nine month periods ended September 30, 2008 and 2007.  Proforma financial information giving effect to the acquisition as if the acquisition took place on January 1, 2007, have not been presented because Etelos-WA acquired no tangible or intangible assets, liabilities or any of the business operations of Tripath prior to its emergence from bankruptcy and therefore, the historical operations of Tripath are not an indicator of the future operations of Etelos, Inc.  The operations of Etelos, Inc. subsequent to the Merger include only those of Etelos-WA.

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

Information concerning number of shares outstanding for Etelos, Inc. including the conversion prices and number of shares issuable upon conversion of convertible securities and exercise prices of warrants and stock options and the number of shares issuable upon exercise of the options and warrants, has been adjusted to reflect this stock split as if it had occurred at the beginning of the quarterly and nine month periods ended September 30, 2008 and 2007, and as of December 31, 2007.  Also, the Shareholders’ Deficit section of the accompanying Balance Sheet has been adjusted to reflect the legal capital structure of Tripath adjusted for the change in authorized shares of common and preferred stock.

2.  The Company and Risks and Uncertainties

As used herein, unless the context requires otherwise, the terms the “Company,” “we,” “us,” “our” or “Etelos” refers to Etelos, Inc., the corporation that survived the Merger.

Etelos is a developer and distributor of software productivity solutions that assist business organizations to effectively use Web Applications.  Etelos provides a revolutionary Software-as-a-Service (“SaaS”) ecosystem for building, distributing and using Web Applications, including the Etelos MarketplaceTM, which is a marketplace to deploy and support such Web Applications.  The purpose of the Etelos Marketplace is to give businesses choices in applications and hosting and support services to cost effectively accomplish their goals.  Etelos offers subscriptions to its applications to end users including its Etelos Marketplace and provides software developed by Etelos to enable Marketplace partners to offer their products and services to end users as a service under a SaaS model.

We began operations in 1999 but we did not adopt the SaaS on-demand Web Applications delivery model until 2005. As such, we have a limited operating history in the SaaS industry, including licensing our software, from which to evaluate our business and prospects.  We incurred a net loss of $4.0 million for the year ended December 31, 2007, and have an accumulated deficit of $10.4 million at December 31, 2007.  During the nine months ended September 30, 2008, revenue has been limited and revenue derived from SaaS has been minor.  In addition, we have not generated any significant revenue from the Etelos Marketplace from licensing or sale of subscriptions to our products or services or third-party products or services.  We cannot assure you that our future planned operations will be implemented successfully or that we will ever have profits.  Furthermore, we are experiencing the initial costs and uncertainties of a young operating company, including start-up expenditures, unforeseen costs and difficulties, complications, and delays, all of which must be resolved and/or paid without the benefit of a predictable revenue stream.  We cannot be sure that we will be successful in meeting these challenges and addressing these risks and uncertainties.  If we are unable to do so, then our business will not be successful.

We maintain the majority of cash balances and all of our short-term investments with one financial institution.

3. Basis of Presentation

The accompanying condensed financial statements include our accounts as of September 30, 2008, and December 31, 2007, and for the three and nine months ended September 30, 2008 and 2007.  These condensed financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The December 31, 2007, balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. However, we believe that all disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto, included on Form 8-K filed April 23, 2008, and Form 8-K/A filed April 25, 2008, by Tripath.

In the opinion of our management, all adjustments (which consist of normal recurring adjustments, except as disclosed herein) necessary to fairly present our financial position, results of operations and cash flows for the interim periods presented have been included. The results of operations for the three and nine months ended September 30, 2008, are not necessarily indicative of the results to be expected for the full year or for any future periods.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods and such differences could be material.  The Company has no items of comprehensive income to disclose.

4. Going Concern

The financial statements have been prepared by us with the assumption that we will continue as a going concern.  We have experienced net losses of $22.2 million and $4.0 million for the nine months ended September 30, 2008, and the year ended December 31, 2007, respectively, and have a total stockholders’ deficit of $14.2 million, as of September 30, 2008, all of which raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might arise should we be unable to continue as a going concern.

Management has supported current operations by raising additional operating cash through the private sale of convertible debentures and notes payable and preferred stock. This has provided us with the cash inflows to continue our business plan, but has not resulted in significant improvement in our financial position or results of operations.  Management also has substantially reduced operating expenses by termination of employees and other reductions in operating expenses.  Alternatives we are pursuing to improve our cash flow used in operations include (1) raising additional working capital through additional sale of preferred stock, common stock and/or debt and (2) reducing cash operating expenses to levels that are in line with current revenues.  The first alternative could result in substantial dilution to existing shareholders. There can be no assurance that our current financial position can be improved, that we can raise additional working capital, or that we can achieve positive cash flows from operations. Our long-term viability as a going concern is dependent upon our ability to (1) locate sources of debt or equity funding to meet current commitments and near-term future working capital requirements and (2) achieve profitability and ultimately generate sufficient cash flow from operations to sustain our continuing operations.

Our cash balance including proceeds from our recent debt financings and preferred stock financing may not be sufficient to fund our operations beyond December 2008.  If cash reserves and our credit facility are not sufficient to sustain operations, then we plan to further reduce operating expenses and/or raise additional capital by selling shares of our capital stock or other securities.  However, there are no commitments or arrangements for future financings in place at this time and we can give no assurance that such capital will be available on favorable terms, or at all.  We may need additional financing thereafter until we can achieve profitability.  If we cannot, then we will be forced to curtail our operations or possibly be forced to evaluate a sale or liquidation of our assets.  Even if we are successful in raising additional funds, there is no assurance regarding the terms of any additional investment.  Any future financing may involve substantial dilution to existing investors.

5.  Research and Development and Software Development Costs

Research and development expenses consist primarily of salaries, payroll taxes, benefits, and related expenditures for technology, software development, project management, and support personnel. Costs related to the research and development of new products, services and enhancements to existing products are expensed as provided for by SFAS NO. 86, Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed (“SFAS 86”).  Under SFAS 86, costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established. Research and development costs are capitalized beginning when a product’s technological feasibility has been established and ending when the product is available for general release to customers. Technological feasibility is reached when the product reaches the working model stage. To date, products and enhancements have generally reached technological feasibility and have been released for sale at substantially the same time and all research and development costs have been expensed.

Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”), which applies to SaaS business model, are met for the capitalization of software development cost.  Under SOP 98-1, software development costs, including costs incurred to purchase third party software, are capitalized beginning when the Company has determined certain factors are present, including, among others, that technology exists to achieve the performance requirements, buy versus internal development decisions have been made, and the Company’s management has authorized the funding for the project. Capitalization of software development costs ceases when the software is substantially complete and is ready for its intended use.  To date, no software development costs incurred have met the criteria set forth in SOP 98-1 for capitalization.

6.  Revenue Recognition

We distribute Web Applications and our Marketplace Platform as a subscription service using the SaaS or software-on-demand business model and allow third parties to offer their products or services through storefronts in the Etelos Marketplace, and to advertise on our web site or in our magazine for a fee.  We also license certain of our software products under perpetual and terms licenses.  Revenues are recognized on these service and licensing transactions using the criteria in SEC Staff Accounting Bulletin 104, Revenue Recognition in Financial Statements and SOP 97-2, Software Revenue Recognition, respectively, which both provide that revenue may be recognized when all of the following are met:

•                  persuasive evidence of an arrangement exists,

•                  the product or service has been delivered,

•                  the fee is fixed or determinable, and

•                  collection of the resulting receivable is reasonably assured or probable.

For the SaaS business model, persuasive evidence is generally an acceptance by the customer of a binding agreement and authorization by the customer to charge a credit card; delivery generally occurs over the term of the subscription agreement related to the SaaS; and the fee is fixed and collection reasonably assured when the customer’s credit card is charged.  Accordingly, revenue is recognized over the period the SaaS is provided.

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

Advertising on our web site is recognized as revenue over the period the ad appears on our web site and advertising presented in our magazine is recognized upon publication of the magazine provided the other criteria for revenue recognition set forth above have been met.

Arrangements for which the fees are not deemed reasonably assured for collection are recognized upon cash collection.

7.  Stock Based Compensation

The Company, under SFAS No. 123 (revised 2004), Share-Based Payment (“FAS 123R”), is applying the “modified prospective method” and used the Black-Scholes Merton model to value all new stock based compensation awards granted starting January 1, 2006, and for any modification, cancellation, or repurchase of awards granted prior to January 1, 2006.  As a result, we have recorded compensation cost in the statement of operations based on the fair value of the award for the requisite service period. FAS 123(R) also requires us to estimate forfeitures in calculating the expense relating to share-based compensation as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur. This resulted in $4.1 thousand and $150.8 thousand of expense for the quarters ended September 30, 2008 and 2007 respectively and $72.9 thousand and $150.8 thousand of expense for the nine months ended September 30, 2008 and 2007, respectively.

FAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to our loss position, there were no such tax benefits during the quarters and nine month periods ended September 30, 2008 and 2007. Prior to the adoption of FAS 123(R), those benefits would have been reported as operating cash flows had we received any tax benefits related to stock option exercises.

The weighted-average fair value of stock-based compensation is based on the single option valuation approach and is estimated on the date of grant using a Black-Scholes Merton based option valuation model. The fair value of forfeitures is an estimate and no dividends have been declared. The fair value of options granted during the three and nine months ended September 30, 2008 and 2007, were calculated based on the following average assumptions:

	For the Three Months		For the Nine Months
	Ended September 30		Ended September 30
	2008	2007	2008	2007
Estimate fair value	$4.53	$—	$1.41	$—
Expected lives in years	7	—	7	—
Volatlity	74.29%	0.00%	59.00%	0.00%
Risk free interst rate	3.85%	0.00%	3.26%	0.00%
Dividend yield	$—	$—	$—	$—

We used estimated volatility of comparable public companies to estimate the expected volatility used for the Black-Scholes Merton model. The risk-free interest rate assumption is based upon the US Treasury yield. We historically have not declared dividends and therefore the dividend yield was assumed to be zero in the model.

The following table summarizes stock option activity under the Company’s stock option plans:

Outstanding at December 31, 2007	4,093,333
Granted	931,000
Exercised	(3,750)
Cancelled	(539,672)
Outstanding at September 30, 2008	4,480,911

Following the end of the quarter ended September 30, 2008, an additional 400,330 options were cancelled.

There was no cash received as a result of options exercised during the quarter ended September 30, 2008. There were no equity instruments granted under share-based payment arrangements and therefore there was no cash used to settle any equity instrument. We do not plan to repurchase any shares during the remainder of 2008.

8.  Net Loss per Share

Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period, excluding any unvested restricted stock that is subject to repurchase. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of unvested restricted stock (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and the conversion of the Company’s convertible notes and debentures (using the if-converted method).  As their effect is antidilutive, 4,480,911 shares of common stock exercisable under outstanding employee stock options, 611,111 shares of common stock exercisable under outstanding warrants, 6,426,074 shares of common stock issuable upon conversion of the outstanding convertible notes payable and debentures, as of September 30, 2008, have been excluded from this calculation.  The average exercise price of outstanding employee stock options and warrants to purchase the Company’s common stock is $1.41 and $1.80, respectively, at September 30, 2008.

The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share amounts):

	For the Three Months		For the Nine Months
	Ended September 30		Ended September 30
	2008	2007	2008	2007

Numerator:
Net income (loss)	$1,651	$(1,761)	$(22,153)	$(2,702)

Denominator:
Shares used in computing net income (loss) per share
Basic	34,161	4,833	16,522	3,954
Diluted	37,543	4,833	16,522	3,954

Net income (loss) per share:
Basic	$0.05	$(0.36)	$(1.34)	$(0.68)
Diluted	$0.04	$(0.36)	$(1.34)	$(0.68)

9. Recently Issued Accounting Standards

In May 2008, the FASB issued SFAS No. 162 (“SFAS 162”), The Hierarchy of Generally Accepted Accounting Principles.  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  SFAS 162 was effective on November 15, 2008 and upon adoption of SFAS 162 there was no material impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities-an amendment of SFAS No. 133. This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We have not yet determined the impact, if any, that the adoption of SFAS 161 will have on our financial statements and related disclosures.

In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delays the effective date of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (“SFAS 157”) for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. We are currently evaluating the impact of adopting FSP FAS 157-2 for non-financial assets and non-financial liabilities on our financial position, cash flows, and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“FAS 141R”), which requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. FAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Also, in December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51  (“FAS 160”), which clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. FAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of adopting SFAS 141R and SFAS 160 on our financial position, cash flows, and results of operations.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), which requires entities to apply the two-class method of computing basic and diluted earnings per share for participating securities that include awards that accrue cash dividends (whether paid or unpaid) any time common shareholders receive dividends and those dividends do not need to be returned to the entity if the employee forfeits the award. FSP EITF 03-6-1 will be effective for the Company on January 1, 2009, and will require retroactive disclosure. The Company is currently evaluating the impact of adopting FSP EITF 03-6-1 on its financial position, cash flows, and results of operations.

10. Convertible Notes and Debentures and Embedded Derivative and Warrant Liability

Convertible notes and debentures comprise (in thousands):

	September 30, 2008	December 31, 2007
20% convertible notes	$—	$850
6% convertible notes	1,764	3,326
January 2008 Debentures	2,000	—
April 2008 Debentures	3,500	—
	7,264	4,176
Less discount on long term notes payable	(73)	(16)

	$7,191	$4,160

20% Convertible Notes

During the period October 2006 to June 2007, we issued 20 percent convertible notes with a face value of $850 thousand and detachable warrants to purchase shares of our common stock in exchange for $850 thousand.  As of June 30 and September 30, 2008, $750 thousand of the 20 percent convertible notes have been converted into 1,000,000 shares of the Company’s common stock and the balance of $100 thousand have been paid in cash.

The detachable warrants allow the holders to purchase up to 283,333 shares of our common stock at an exercise price of $0.09 per share. During the quarter ended June 30, 2008, all of the warrants had been exercised. The warrants were determined to have de minimus value at the issuance date.

6% Convertible Notes

During the period August 2007 to October 2007, we issued 6 percent convertible notes with a face value of $3,326 thousand at an original issue discount of 10 percent with detachable warrants to purchase shares of our common stock in exchange for $3,024 thousand.  These notes mature on March 31, 2009, with interest due and payable on February 1, 2008, and on the last day of each calendar quarter thereafter. We are required to make payments on the outstanding principal balance beginning September 1, 2008, and on the 1st day of each calendar quarter thereafter. The default interest rate is 8 percent. The notes and unpaid interest are convertible into shares of our common stock at the option of the holder or involuntarily upon the occurrence of certain financing events.  As of September 30, 2008, $1,712 thousand of the face value of the 6% convertible notes have been converted to 2,283 thousand shares of the Company’s common stock and $1,764 thousand remain outstanding.   We have failed to make the required interest and principal payments on the 6 percent convertible notes during the quarter ended September 30, 2008, and through the filing date of this report.  Accordingly, we are in default under the terms of the 6 percent convertible notes, which results in all principal and interest related to the 6 percent convertible notes becoming due and payable to the holders.  As a result, we have accrued interest on the 6 percent convertible notes at the default rate of 8 percent and classified all amounts due related to the 6 percent convertible notes as current liabilities.

In addition, the purchasers of the 6 percent convertible notes received warrants, which are fully exercisable, to purchase 1,080,000 shares of the Company’s common stock at an exercise price of $0.12.  The warrants expire August through October 2013, unless they are earlier automatically terminated upon (i) a public offering of the Company’s common stock, (ii) sale of the Company, or (iii) a change in control.  At June 30 and September 30, 2008, all of these warrants had been exercised or expired and none are outstanding.

January 2008 Debentures

On January 31, 2008, we issued convertible debentures (“the January 2008 Debentures”) with a principal amount of $2 million and detachable warrants to purchase 222,222 shares of our common stock in exchange for $1.9 million.  The January 2008 Debentures are due on January 31, 2010, and bear interest at 6 percent per annum, which is payable semiannually on January 1 and July 1, commencing on July 1, 2008.  Monthly principal payments equal to 1/18th of the principal amount were to begin on September 1, 2008.  We have the right to pay interest and monthly principal payments in cash, or upon notice to the holders and compliance with certain equity conditions, we can pay all or a portion of any such payment in common stock valued at a price equal to the lesser of the then effective conversion price (currently $1.35) or 85 percent of the average of the volume weighted average price per share for our common stock for the 10 consecutive trading days immediately prior to the applicable payment date.  The equity conditions that we must meet include having a currently effective registration statement covering the shares of common stock issuable upon conversion of the debenture, and having the daily dollar trading volume for our common stock exceed $250,000 for each of the 20 consecutive trading days before the date in question.  The January 2008 Debentures and any accrued interest are convertible at anytime at the discretion of the holder at a conversion price per share of $1.35, subject to a cap on the beneficial ownership of our shares of common stock by the holder and its affiliates following such conversion. The conversion price is adjusted upon a stock split, reverse stock split, or upon issuance of stock dividends, whereby the conversion price would be adjusted to ensure that the holder would be receiving the same number of shares, as though the conversion right had been exercised prior to the triggering event.  Further, the conversion price is adjusted if common stock or equivalents are subsequently sold or re-priced at a price below the conversion price or rights, options or warrants are issued to holders of our common stock entitling them to purchase common stock at prices lower than the volume weighted average price on the date issued.

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

The January 2008 Debentures impose certain covenants on us, including restrictions against incurring additional indebtedness, creating any liens on our property, amending our certificate of incorporation or bylaws, redeeming or paying dividends on shares of our outstanding common stock, and entering into certain related party transactions.  The January 2008 Debentures also define certain events of default, including, without limitation, failure to make a payment obligation, failure to observe other covenants of the debenture or related agreements (subject to applicable cure periods), breach of representation or warranty, bankruptcy, default under another significant contract or credit obligation, delisting of our common stock, a change in control, failure to secure and maintain an effective registration statement covering the resale of the common stock underlying the debentures and the warrants, or failure to deliver share certificates in a timely manner.  In the event of default, the holders of the January 2008 Debentures have the right to accelerate all amounts outstanding under the debentures and demand payment of a mandatory default amount equal to 130 percent of the amount outstanding plus accrued interest and expenses.  We have failed to make the required interest and principal payments on the January 2008 Debentures during the quarter ended September 30, 2008, and through the filing date of this report.  Accordingly, we are in default under the terms of the January 2008 Debentures, and the holders have the right to demand that the default amount equal to 130% of the amount outstanding plus accrued interest be paid to the holders.  As of the date of this report, none of the holders has elected to exercise their rights arising from our default.

Debt issuance costs of $85.2 thousand were incurred in conjunction with the issuance of the January 2008 Debentures, which have been capitalized as Other Assets and are amortized using the effective interest method.

The detachable warrants, which are fully exercisable, to purchase 222,222 shares of our common stock, expire in January 2011 and are exercisable at a price of $1.80 per share, subject to adjustment.  As of September 30, 2008, none of these warrants had been exercised.

April 2008 Debentures

On April 22, 2008, we issued convertible debentures (“the April 2008 Debentures”) with a principal amount of $3.5 million and detachable warrants to purchase 388,889 shares of our common stock in exchange for $3.4 million.  The April 2008 Debentures are due on April 30, 2010, and have the identical terms and conditions to the January 2008 Debentures described above. We have failed to make the required interest and principal payments on the April 2008 Debentures during the quarter ended September 30, 2008, and through the filing date of this report.  Accordingly, we are in default under the terms of the April 2008 Debentures, and the holders have the right to demand that the default amount equal to 130% of the amount outstanding plus accrued interest be paid to the holders.  As of the date of this report, none of the holders has elected to exercise their rights arising from our default.

Debt issuance costs of $149 thousand were incurred in conjunction with the issuance of the April 2008 Debentures, which have been capitalized as Other Assets and are amortized using the effective interest method.

The detachable warrants, which are fully exercisable, to purchase 388,889 shares of our common stock, expire in April 2011 and are exercisable at a price of $1.80 per share, subject to adjustment, for the events described above, which adjust the conversion price of the January 2008 Debentures.  As of September 30, 2008, none of these warrants had been exercised.

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

Our registration statement was effective July 31, 2008, which was eight days after the deadline in the registration rights agreements. Accordingly, we may be liable for penalties in the amount of $14.7 thousand, which we have accrued.

Accounting for Convertible Notes and Debentures, Embedded Derivatives and Warrants

The Company has evaluated the embedded derivatives included in the 20% and 6% Convertible Notes (the “Convertible Notes”) and the January 2008 and April 2008 Debentures, which are not clearly and closely related to the Convertible Notes and January 2008 and April 2008 Debentures, consisting of the conversion features and certain put and call features described above, under the guidance in Statement of Financial Accounting Standard No. 133 Accounting for Derivative Instruments and Hedging Activities and its related guidance and interpretations (“SFAS 133”) on the issuance date of the Convertible Notes and January 2008 and April 2008 Debentures and on each subsequent reporting date.  The purpose of the evaluation is to determine whether the embedded derivatives need to be bifurcated from the debt host and accounted for as a derivative at their estimated fair value as a liability at the date of issuance and thereafter, adjusted to estimated fair value with a charge or credit to the Company’s statement of operations.  SFAS 133 generally indicates that if the conversion features are (i) indexed to the Company’s capital stock and (ii) would be classified as equity if a freestanding derivative under the guidance in EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), the embedded derivatives need not be bifurcated from the debt host.  EITF 00-19 generally requires, among other factors, that (i) the Company can settle the derivative in cash or its own stock, at its option, (ii) settlement can be made in unregistered shares, and (iii) the Company has sufficient authorized shares to issue shares of its common stock for all equity instruments convertible to or which can be exercised for its capital stock.  SFAS 133 also provides guidance on when put and call features included in a debt host agreement are not clearly and closely related to the debt host must be bifurcated and recorded as ability.  Only the January 2008 and April 2008 Debentures include put and call features.

The Company concluded that the conversion features embedded in the 6% Convertible Notes met the criteria in SFAS 133 at issuance and through April 21, 2008, the day prior to the merger with Tripath, because the conversion to the Company’s common stock could only be settled in its capital stock, the capital stock could be unregistered and the sufficiency of the authorized shares was under the Company’s control as it could control the outcome of a shareholder vote to increase the authorized shares.  However, on the date of the merger with Tripath, April 22, 2008, the Company concluded it no longer had control to ensure the sufficiency of its authorized shares of common stock and recorded the embedded conversion feature in the 6% Convertible Notes with an estimated fair value of $3,674 thousand and recorded the amount in the line entitled “Warrant and derivative liability” in the accompanying balance sheet.  At September 30, 2008, the estimated fair value of the conversion feature was subsequently revalued to $ 2,695 thousand, with the related credit of $ 4,774 thousand included in the Company’s condensed statement of operations in interest expense for the quarter ended September 30, 2008.  The credit included in the condensed statement of operations for the nine months ended September 30, 2008 related to this derivative totaled $894 thousand.  The Company determined the estimated fair value of the conversion feature on April 22, 2008, and September 30, 2008, by using the Black-Scholes Merton valuation model and the following assumptions: fair value of the Company’s common stock of $2.91, $4.00, and $2.00, respectively, per share; terms of .95 years, .75 years, and .50 years, respectively; risk free interest rates of 1.82%, 2.27%, and 1.60%, respectively; and volatility of 47.16%, 56.13%, and 51.3%, respectively. Probabilities were then applied to the outputs using the Matlab Monte Carlo Simulation of the Company’s stock prices to arrive at a value for the conversion options.  Accretion charged to interest expense for the 6% Convertible Notes in the quarter and nine months ended September 30, 2008, was $25 thousand and $173 thousand, respectively. Also during the quarter and six months ended June 30, 2008, the Company recorded a beneficial conversion features related to accrued interest on the 6% Convertible notes, which were or could have been converted to the Company’s common stock, through the date the conversion features was recorded, as a liability of $58 thousand.

The Company concluded that the conversion features embedded in the January 2008 Debentures met the criteria in SFAS 133 at issuance and through March 31, 2008, and therefore, were not bifurcated from the debt host because the conversion to the Company’s common stock could only be settled in its common stock, the common stock could be unregistered and the sufficiency of the authorized shares was under the Company’s control as it could control the outcome of a shareholder vote to increase the authorized shares.  While we concluded that the put and call embedded in the January 2008 Debentures was not clearly and closely related to the debt host, the estimated fair value of the put and call was determined to be de minimus and therefore was not bifurcated from the debt host.  However, on the date of the merger with Tripath, April 22, 2008, the Company concluded it no longer had control to ensure the sufficiency of its authorized shares of common stock nor could it settle the conversion feature in unregistered shares and therefore, recorded the embedded conversion feature and put and call in the January 2008 Debentures with an estimated value fair value of $896 thousand and recorded the amount in the line entitled “Warrant and derivative liability” in the accompanying balance sheet.  At September 30, 2008, the estimated fair value of the conversion feature was subsequently revalued to $1,194 thousand, with the related charge of $616 thousand included in the Company’s condensed statement of operations in interest expense for the quarter ended September 30, 2008.  The charge include in the condensed statement of operations for the nine months ended September 30, 2008, related to this derivative totaled $298 thousand. The Company determined the estimated fair value of the conversion options on April 22, 2008, and September 30, 2008, using the Black-Scholes Merton valuation model and the following assumptions: fair value of the Company’s common stock of $2.91, $4.00, and $2.00, respectively, per share; terms of 1 year and 1.75 years, 1.2 years and 1.6 years, and 1.3 years, respectively; risk free interest rates of 1.84% and 2.14%, 2.41% and 2.52%, and 1.85%, respectively; and volatility of 47.16% and 48.48%, 49.08% and 48.64%, and 49.3%, respectively.  Probabilities were then applied to the outputs using the Matlab Monte Carlo Simulation of the Company’s stock prices to arrive at a value for the conversion options.  Accretion charged to interest expense for the January 2008 Debentures in the quarter and nine months ended September 30, 2008, was $20 thousand and $40 thousand, respectively.

The Company concluded that the embedded conversion features in the April 2008 Debentures should be bifurcated from the debt host and recorded as liabilities because the conversion features must be settled in registered shares and that due to the Merger with Tripath, we no longer had control over a shareholder vote to ensure the sufficiency of our authorized shares of common stock. We also concluded that the put and call in the April 2008 Debentures were embedded derivatives and were not clearly and closely related to the debt host and therefore should be bifurcated from the debt host along with the conversion features and recorded as a liability at their estimated fair value at issuance.  The estimated fair value of the embedded conversion features and put and call was $1,057 thousand at April 23, 2008, and recorded in the line entitled “Warrant and derivative liability” in the accompanying Balance Sheet. At September 30, 2008, the estimated fair value of the conversion feature was subsequently revalued to $2,081 thousand, with the related charge of $1,131 thousand included in the Company’s condensed statement of operations in interest expense for the quarter ended September 30, 2008.  The charge include in the condensed statement of operations for the nine months ended September 30, 2008, related to this derivative totaled $574 thousand. The resulting discount on the April 2008 Debentures of $2,097 thousand, which included the estimated fair values of the related detachable warrants described below, is accreted from April 2008, the date of issuance, to April 30, 2010, the maturity date of the April 2008 Debentures, using the interest method with the relating charge to interest expense in the Company’s statement of operations.  Accretion charged to interest expense for the April 2008 Debentures in the quarter and nine months ended September 30, 2008, was $480 thousand and $840 thousand.  The Company determined the estimated fair value of the conversion options on April 22 and September 30, 2008, using the Black-Scholes Merton valuation model and the following assumptions: fair value of the Company’s common stock of $2.91, $4.00, and $2.00, respectively, per share; terms of 1 year and 2 years, 1.4 years and 1.8 years, and 1.6 years, respectively; risk free interest rates of 1.87% and 2.24%, 2.47% and 2.58%, and 1.91%, respectively; and volatility of 45.76% and 49.00%, 50.29% and  49.64%, and 49.54%, respectively.   Probabilities were then applied to the outputs using the Matlab Monte Carlo Simulation of the Company’s stock prices to arrive at a value for the conversion options.

The Company evaluated the terms and conditions of the detachable warrants issued with the January 2008 and April 2008 Debentures under the guidance in EITF 00-19 to determine whether the detachable warrants should be accounted for as equity or a liability and thereafter adjusted to their respective estimated fair value at each reporting date.

The Company concluded that the detachable warrants issued with the January 2008 Debentures met the criteria in SFAS 133 at issuance and through March 31, 2008, and therefore, were accounted for as equity because the warrants could only be settled by issuance of the Company’s common stock, the common stock could be unregistered, and the sufficiency of the authorized shares was under the Company’s control as it could control the outcome of a shareholder vote to increase the authorized shares.  However, on the date of the merger with Tripath, April 22, 2008, the Company concluded it no longer had control to ensure the sufficiency of its authorized shares of common stock nor could it settle the warrants in unregistered shares and therefore, recorded the estimated value fair value of the warrants of $320 thousand in the line entitled “Warrant and embedded derivative liability” in the accompanying Balance Sheet.  At September 30, 2008, the estimated fair value of the warrants was revalued to $156 thousand with the related credit of  $388 thousand included in the Company’s condensed statement of operations for the quarter ended September 30, 2008.  The cumulative credit for the nine months ended September 30, 2008 included in the condensed statement of operations totaled $164 thousand.  The Company determined the estimated fair value of the warrants on April 22, June 30, and September 30, 2008, by using the Black-Scholes Merton valuation model and the following assumptions: fair value of the Company’s common stock of $2.91, $4.00, and $2.00, respectively, per share; terms of 2.5 years, 2.5, and 2.4 years, respectively; risk free interest rates of 2.54%, 2.77%, and 2.10%, respectively; and volatility of 47.81%, 49.53%, and 48.89%, respectively.

The Company concluded that the detachable warrants issued with the April Debentures did not meet the criteria in SFAS 133 at issuance because it no longer had control to ensure the sufficiency of its authorized shares of common stock nor could it settle the warrants in unregistered shares and therefore, recorded the estimated value fair value of the warrants of $590 thousand in the line entitled “Warrant and embedded derivative liability” in the accompanying Balance Sheet.  At September 30, 2008, the estimated fair value of the warrants was revalued to $288 thousand with the related credit of $692 thousand included in the Company’s condensed statement of operations for the quarter ended September 30, 2008.  The cumulative credit for the nine months ended September 30, 2008, included the condensed statement of operations, totaled $302 thousand. The Company determined the estimated fair value of the warrants on April 22, June 30, and September 30, 2008, by using the Black-Scholes Merton valuation model and the following assumptions: fair value of the Company’s common stock of $2.91, $4.00, and $2.00, respectively, per share; terms of 3 years, 3 years, and 2.6 years, respectively; risk free interest rates of 2.43%, 2.91%, and 2.16%, respectively; and volatility of 49.17%, 49.80%, and 50.14%, respectively.

11. Notes Payable to Related Parties

We previously entered into a series of unsecured loan transactions with relatives of Daniel J.A. Kolke, our founder, executive chairman, chief executive officer and chief technology officer.  On December 30, 2007, in connection with settlement of these loans, we entered into three unsecured promissory notes with an aggregate original principal amount of $816 thousand, each of which will become collateralized by certain presently unidentified assets of the Company if and when Daniel J.A. Kolke is no longer an employee nor a member of our board of directors.  Such security interest, if granted, would be subordinated to any and all bank debt or convertible corporate debt.  These three notes are outstanding and in default in an aggregate balance of $776 thousand as of September 30, 2008.  No demands for payment have been made as of the date of this report.

12. Credit Facility

 In October 2007, we entered into a one-year credit facility with Bridge Bank which provides for borrowing of up to $250 thousand at an annual interest rate equal to the bank’s prime rate plus 2.5 percent. The credit facility was collateralized by substantially all of our assets. We issued warrants to Bridge Bank to purchase up to 10,417 shares of our common stock at an exercise price of $1.20 per share in connection with this facility, all of which have expired unexercised.  There was no borrowing under this facility during the nine months ended September 30, 2008. The credit facility subsequently expired in October 2008, in accordance with its terms, and was not renewed.

13. Contingency

 During the quarter ended June 2008, the Company became aware that it had not made certain payroll tax filings and had not filed its federal and state income tax returns for calendar and fiscal years 2004, 2005 and 2006, and certain payroll tax filings for calendar and fiscal year 2007. In June 2008, the Company made those filings and paid federal and state payroll withholding taxes, including its portion of such payroll taxes and interest and penalty totaling $572 thousand, relating to 2007.  These amounts were accrued as of December 31, 2006 and 2007 and at March 31, 2008.   However, the Internal Revenue Service has notified the Company that certain payroll tax and income tax filings other than these also have not been filed correctly in prior years.  The Company is in the process of determining whether these payroll and income tax returns were filed and if not will either refile the returns or prepare such returns and make appropriate filings with the Internal Revenue Service.  The Company believes it owes no more state or federal payroll taxes applicable to prior years and that it owes no federal or state income taxes because it had annual losses in each year of operations since its inception in 1999.  However, because of the uncertainties related to both the amount and range of loss of this matter, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, the Company will assess its potential liability and revise its estimates.

14. Subsequent Events

In June 2008, Kaufman Bros. L.P. filed suit against us in the United States District Court for the Southern District of New York (Case No. 80 CV 5716) and sought a temporary restraining order and other extraordinary relief.  The complaint arises out of an advisory services agreement, pursuant to which Kaufman Bros. was to provide us with advisory services in connection with financings and strategic transactions. We notified Kaufman Bros. that we believed it had failed to provide the required services under the agreement, and that we were therefore entitled to terminate the agreement for cause. In the suit, Kaufman Bros. was seeking (i) monetary damages of $400,000 for anticipatory breach of the agreement; (ii) $73,800 in fees allegedly owed in connection with a previously closed financing transaction; (iii) and injunction prohibiting us from cancelling any shares issued to Kaufman Bros. as compensation, (iv) a declaration from the court that we are not entitled to a refund of any fees previously paid to Kaufman Bros., and (v) a declaration that we are obligated to pay Kaufman Bros. a commission on any financing or transaction that we enter into within 18 months following the termination of the agreement.  On July 15, 2008, Kaufman Bros. voluntarily filed a notice of dismissal without prejudice.  Settlement discussions were unsuccessful and, on July 31, 2008, Kaufman Bros. re-filed substantially the same claims in the Supreme Court of New York - County of New York (Index No. 08-602239). Effective on December 5, 2008, the Company entered into a settlement agreement with Kaufman Bros., pursuant to which (i) the Company agrees to pay to Kaufman Bros. $210,000, in twelve monthly installments of $17,500; (ii) the Company issues to Kaufman Bros. warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.75 per share, which warrants have a term of five years; (iii) the Company and Kaufman Bros. agreed immediately to terminate all provisions, terms and conditions of the advisory services agreement and exchanged mutual releases; and (iv) Kaufman Bros. agreed to dismiss the pending lawsuit in the Supreme Court of New York, without prejudice.

On September 18, 2008, the employment of Jeffrey L. Garon as our president and chief executive officer of the Company was terminated.  On October 19, 2008, Mr. Garon resigned from the Board of Directors.  We had entered into an employment agreement dated August 11, 2007, which provided certain benefits to Mr. Garon in the event of termination of his employment, and granted to us certain rights to repurchase shares issued on behalf of Mr. Garon pursuant to the employment agreement.  The Company and Mr. Garon have been engaged in discussions about these benefits and rights, and no final agreement has been reached as of the filing date of this report.

On October 1, 2008, we relocated our headquarters from San Mateo, California to Renton, Washington, and terminated eight employees based in California.  On October 31, 2008, we closed our offices in San Mateo, California and abandoned the leased premises of its former offices there.  Effective on October 31, 2008, David S.G. MacKenzie resigned his position as our vice president and chief financial officer, but he will continue to serve as an advisor and consultant to us.  We have not yet appointed any person to serve as our chief financial officer.  On October 31, 2008, we relocated our headquarters and abandoned the leased premises of our former offices in Renton, Washington.  In October 2008, we terminated eight more employees employed in both our California and Washington offices.  As we adopted the restructuring plan after September 30, 2008, quarter end, no accruals were made prior to the adoption of the restructuring plan.

As part of our reduction of monthly cash operating expenses during the quarter ended September 30, 2008, and continuing after the end of the quarter, we placed all employees on partial deferrals of salary, ranging from 10% to 100% of base salary.  At the end of the quarter, and as of the filing date of this report, this deferral amount remains unpaid, including amounts due to employees in our California office who subsequently were terminated.

On December 3, 2008, we closed a round of financing for the sale of 766,667 shares of our Series A Preferred Stock at $0.75 per share, for an aggregate purchase price of $575 thousand, and warrants to purchase 766,667 shares of common stock of the Company, at an exercise price of $0.75 per share, and a three year term.  This financing was led by Daniel J.A. Kolke, our founder, executive chairman, chief executive officer and chief technology officer, with participation from two of our directors and other prior investors. The holders of the January 2008 Debentures and the April 2008 Debentures consented to this financing, but did not participate.

Item 2.                                                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed financial statements and the related notes and other financial information appearing elsewhere in this report. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation, the disclosures made under “Item 1A. Risk Factors” included in Part II of this report.

Overview

During the quarter ended September 30, 2008, we had net income of $1.65 million compared to a $1.76 million loss for the quarter ended September 30, 2007.  However, this increase of $3.4 million, or 194 percent, was due to the application of accounting rules to the interest expense associated with the embedded derivative of our January 2008 Debentures and the April 2008 Debentures and does not accurately reflect our actual operating results.  In fact, for the quarter ended September 30, 2008, we incurred a net operating loss of $2.1 million, and had only $10 thousand in revenue with $1.9 million in total operating expenses.  Accordingly, we caution readers against placing undue reliance on the net income stated in our financial statements for this period as such amount does not accurately depict our current financial condition on an operating basis.

Subsequent to the end of the quarter ended September 30, 2008, we have taken steps intended to improve our operating results, ranging from reducing monthly cash operating expenses by aggregate workforce reductions of over 70% and relocating our corporate headquarters to lower cost facilities to changing the focus of our business model from an end-user-focused model to a focus on enterprise customer sales.

Similar to other companies, we have suffered the effects of the current adverse economic conditions.  As discussed in more detail elsewhere in this report, we have not been making recent payments due and owing on our outstanding debt securities, including our January 2008 Debentures and April 2008 Debentures.  As a result the holders of such securities may declare us in default and demand that all amounts due thereunder be immediately paid in cash, and with respect to our January Debentures and April Debentures, the holders may demand that we pay 130 percent of the outstanding principal amount and interest.  If such demand was made, we would not currently have the financial resources to make the payments owed. In addition, the holders of our January Debentures and April Debentures may have the right to foreclose on substantially all of our assets pursuant to the terms of the security agreement we entered into with such holders and they would have the right to take possession of our assets and operate our business.  Though we are in regular communication with the holders of our outstanding debt securities, and none of them have demanded payment or exercised other remedies due to our current default under such securities, we can give no assurances that the holders will not exercise their remedies in the future.

We need immediate and substantial cash to continue our operations. Management has projected that the combination of cash on hand will be sufficient to allow us to continue our operations only through December 2008, and only if the holders of our outstanding debt securities do not demand payment of such securities or exercise other remedies. If cash reserves are not sufficient to sustain operations, then we plan to raise additional capital by selling shares of our capital stock or other securities.  However, there are no commitments or arrangements for future financings in place at this time and we can give no assurance that such capital will be available on favorable terms, or at all.  If we cannot obtain financing, then we may be forced to curtail our operations, cease voluntarily filing reports with the SEC, or possibly be forced to evaluate a sale or liquidation of our assets, or consider strategic alternatives such as bankruptcy.  Even if we are successful in raising additional funds, there is no assurance regarding the terms of any additional investment and any such investment or other strategic alternative would likely substantially dilute or eliminate the interests of our stockholders.

Business

We offer a Web app distribution platform delivering Web apps for businesses.  We provide a Software-as-a-Service (SaaS) ecosystem for building, distributing, and using Web Applications, including a marketplace to deploy and support them.  Unlike other cloud computing and Platform-as-a-Service (PaaS) solutions, we enable software manufacturers to migrate existing applications or create new applications, then package, distribute, host, bill, market and support their SaaS enabled applications with their own private label applications marketplace.

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

Recent Developments

Launch of Etelos Platform SuiteTM

Following the end of the quarter ended September 30, 2008, on November 6, 2008, we announced changes to our business model to focus on the sales and operation of private label application marketplaces, including provision of the professional services required to develop, deploy and operate such marketplaces, and the launch of offerings of the Etelos Platform SuiteTM.   There are four components to the Etelos Platform SuiteTM:

•                  The SaaS Enterprise Platform enables technology providers to move their non-Web application or service to web-based SaaS distribution;

•                  The SaaS Marketplace Platform lets technology providers market their Web applications and developer kits on a SaaS platform;

•                  The SaaS Distributor Platform allows tech companies and service providers to distribute additional Web applications and services to customers on a SaaS platform; and

•                  The SaaS Syndication Platform lets SaaS providers distribute their Web applications through a network of multiple marketplaces.

Focusing our attention on our Etelos Platform SuiteTM represents a fundamental shift for our business, as it focuses on enabling enterprises to implement their own SaaS applications and private label marketplaces, as well as syndicated distribution channels for multiple applications.  With the launch of the Etelos Platform SuiteTM, we believe that our larger partners will want to have their own marketplaces and tools to manage distribution channels. Additionally, in these difficult economic times, we believe that they will have applications that they need to move to the Web for lower cost implementation, broader distribution, and scalability.

Although we have long enabled applications to be distributed via the Web, we believe this new offering will expose the core platform to enterprises for greater benefit to their end users. On the surface, this signifies a departure from a core direct marketing focus of offering multiple products through a single portal in the Etelos MarketplaceTM. We will begin supplying software developers and vendors with their own custom implementation of a SaaS Marketplace and platforms for distribution and channel management of their products, as well as products developed by others.

On November 6, 2008, we launched, in partnership with NuOz, a Seattle, Washington-based Internet service provider, a private label marketplace for MTP, a software reselling company. MTP will use the Etelos Platform SuiteTM to support broader distribution of Web applications to their existing customer and partner base. NuOz will launch a Distribution Marketplace for its own VOIP phone services as well as hosting and Internet service products. NuOz also will syndicate applications from third-party software vendors and Etelos Syndication Partners.

Corporate Changes

During, as well as after the quarter ended, we took various steps to reduce monthly cash operating expenses and bring our expenses closer in line with available working capital and anticipated revenues goals, including a reduction in our workforce and the relocation of our corporate headquarters from San Mateo, California, to space that we were already leasing in Renton, Washington, and then again to a lower cost space. For more information regarding the reduction in force and the relocation of our corporate headquarters, please see “Note 14. Subsequent Events” to our financial statements included in Item 1 of Part 1 of this report.

As part of our reduction of monthly cash operating expenses during the quarter ended September 30, 2008, and continuing after the end of the quarter, we placed all employees on partial deferrals of salary, ranging from 10% to 100% of base salary.  At the end of the quarter, and as of the filing date of this report, the amount of this deferral, which has been accrued, remains unpaid, including amounts due to employees in our California office who subsequently were terminated.

We also had a number of changes in our executive management team.  On September 18, 2008, Jeffrey L. Garon’s employment as our president and chief executive officer was terminated, and we appointed Daniel J.A. Kolke as our interim chief executive officer.  Mr. Kolke, who founded Etelos in 1999, had been and continues to be the chairman of our board of directors and our chief technology officer. Mr. Garon subsequently resigned from our board of directors on October 19, 2008.  Effective October 31, 2008, David S.G. MacKenzie resigned as our vice president and chief financial officer, but he will continue to serve as an advisor and consultant to us.

In addition to Mr. Garon’s resignation from our board of directors, another director, Gregory Ruff also resigned, during the quarter.  We appointed Andrew I. Liu and Robert L. Thordarson to our board of directors.  During the quarter, we also appointed Larry D. DeBower to our board of directors; however, Mr. DeBower subsequently resigned during the quarter, though he continues to provide consulting services to us.

Certain of the steps we have taken to reduce monthly cash operating expenses, including the termination of employment of our employees and the abandonment of office facilities, may result in claims against us from the affected parties.  See the risk factor entitled, “We may be subject to other legal claims” contained in Item 1A of Part 2 of this report.

Recent Financings

Series A Financing

On December 3, 2008, we closed a round of financing for the sale of 766,667 shares of our Series A Preferred Stock at $0.75 per share, for an aggregate purchase price of $575 thousand, and warrants to purchase 766,667 shares of common stock of the Company, at an exercise price of $0.75 per share, and a three year term.  This financing was led by Daniel J.A. Kolke, our founder, chairman, chief executive officer and chief technology officer, with participation from two of our directors and other prior investors. The holders of the January 2008 Debentures and the April 2008 Debentures consented to this financing, but did not participate.

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

For a more detailed discussion of our April 2008 Debentures, please see the discussion under the caption “April 2008 Debentures” under “Note 10. Convertible Notes and Debentures and Embedded Derivative and Warrant Liability” to our financial statements contained in “Item 1. Financial Statements,” of this report.

January 2008 Debentures

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

The warrants are three year warrants to purchase shares of our common stock at a price of $1.80 per share, subject to adjustment, including full-ratchet anti-dilution protection.  As of September 30, 2008, none of these warrants had been exercised.

For a more detailed discussion of our January 2008 Debentures, please see the discussion under the caption “January 2008 Debentures” under “Note 10. Convertible Notes and Debentures and Embedded Derivative and Warrant Liability” to our financial statements contained in “Item 1. Financial Statements,” of this report.

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

Allowance for Doubtful Accounts

We provide, when appropriate, an allowance for doubtful accounts to ensure that our trade receivables are not overstated due to un-collectability. The collectability of our accounts receivables is evaluated based on a variety of factors, including the length of time receivables are past due, indication of the customer’s willingness to pay, significant one-time events and historical experience.  We have not recorded an allowance for doubtful accounts at this time as we believe all our accounts receivable will be collected.

Revenue Recognition

We provide Web Applications as a subscription service using the Software-as-a-Service (SaaS) or software-on-demand business model and allow third parties to offer their products and service through Storefronts in the Etelos Marketplace, and to advertise on our web site or in our annual magazine for a fee.  We also license our software under perpetual and term licenses.  Revenues are recognized on these service and licensing transactions using the criteria in Securities and Exchange Commission Staff Accounting Bulletin 104, “Revenue Recognition in Financial Statements” (SAB 104) and SOP 97-2, “Software Revenue Recognition”, (SOP 97-2) respectively, which both provide that revenue may be recognized when all of the following criteria are met:

•                  persuasive evidence of an arrangement exists,

•                  the product or service has been delivered,

•                  the fee is fixed or determinable, and

•                  collection of the resulting receivable is reasonably assured or probable.

We must first determine whether SAB 104 or SOP 97-2 applies to our revenue transactions.  We then determine if the criteria above have been met by assessing the SAB 104 and SOP 97-2 and their various interpretations in view of the agreements and other documentation related to the revenue transactions.  The interpretation of the agreements often requires considerable judgment as well as determining what accounting literature is appropriate and how that literature should be applied.  If our standard agreements are used to establish evidence of the arrangement, then our revenue is generally recognized as follows:

•                  For SaaS revenue transactions, persuasive evidence of an arrangement exists upon acceptance by the customer of a binding agreement and authorization by the customer to charge a credit card; delivery generally occurs over the term of the subscription agreement related to the SaaS; and the fee is fixed and collection reasonably assured when the customer’s credit card is charged.  Accordingly, revenue is recognized over the period the SaaS is provided.

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

Internal Use Software

Under SFAS NO. 86, Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed (“SFAS 86”), costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established.  Alternatively, Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”), applies to software development costs that are not related to software to be sold, licensed, leased or otherwise marketed as a separate product or as part of a product or process and are within the scope of SFAS 86.  Under SOP 98-1, software development costs incurred for software that is only used internally, including costs incurred to purchase third party software, are capitalized beginning when the Company has determined certain factors are present, including among others, that technology exists to achieve the performance requirements, buy versus internal development decisions have been made, and the Company’s management has authorized the funding for the project.  We must determine whether SFAS 86 or SOP 98-1 is applicable to our software development costs.  We must than determine when software capitalization should begin and cease and what costs under the applicable standard can be capitalized.  Both of these tasks involves considerable judgment and can result in material different amounts of software being capitalized and have a significant impact on our reported results of operations.  To date, because we plan to license all our software products, we have determined that the provisions of SFAS 86 should be applied to the cost of our product development.  As products and enhancements have generally reached technological feasibility and have been released for sale at substantially the same time, all research and development costs have been expensed.

Stock-Based Compensation Expense

Effective January 1, 2006, we adopted SFAS 123R using the modified prospective method and therefore have not restated prior periods’ results. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation expense net of an estimated forfeiture rate and therefore only recognize compensation cost for those shares expected to vest over the service period of the award.  Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and the pre-vesting option forfeiture rate. We estimate the expected life of options granted based on historical exercise patterns, which we believe are representative of future behavior. We estimate the volatility of our common stock on the date of grant based on the historical volatility of other publicly traded companies in our industry. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate, as well as the probability that performance conditions that affect the vesting of certain awards will be achieved, and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised, and cancelled. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The quarter ended September 30, 2008, was a highly volatile period for the economy on a global basis, during which period the Company found it necessary to take drastic measures to reduce operating expenses, but the likelihood of success of these efforts cannot be predicted.  Therefore the forfeiture rate in the quarter ended September 30, 2008, and for the period up to the filing date of this report, was very high.  It is not known whether this forfeiture rate will be maintained in the future; management will continue to monitor its estimates.

Accounting for Convertible Notes and Debentures, Embedded Derivatives and Warrants

The Company evaluates the embedded derivatives included in the debt instruments it issues under the guidance in Statement of Financial Accounting Standard No. 133 Accounting for Derivative Instruments and Hedging Activities and its related guidance and interpretations (“SFAS 133”) on the issuance date of the debt and on each subsequent reporting date to determine whether such embedded derivatives are clearly and closely related to the debt host.  The purpose of the evaluation is to determine whether the embedded derivatives, which are not clearly and closely related to the debt host, need to be bifurcated from the debt host and accounted for as a derivative at their estimated fair value as a liability or asset at the date of issuance and thereafter, adjusted to estimated fair value with a charge or credit to the Company’s statement of operations.  SFAS 133 generally indicates that if the conversion features are (i) indexed to the Company’s capital stock and (ii) would be classified as equity if a freestanding derivative under the guidance in EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), then the embedded derivatives need not be bifurcated from the debt host.  We also evaluate the warrants issued with the debt under EITF 00-19 to determine whether the proceeds allocated to the warrants or the fair value of the warrants should be recorded as equity or a liability, respectively, and if a liability adjusted to fair value with a charge or credit to the Company’s statement of operations.  EITF 00-19 generally requires, among other factors, that (i) the Company can settle the derivative in cash or its own stock, at its option, (ii) settlement can be made in unregistered shares, and (iii) the Company has sufficient authorized shares to issue shares of its common stock for all equity instruments convertible to or which can be exercised for its capital stock.  SFAS 133 also provides guidance on when put and call features included in a debt host agreement are not clearly and closely related to the debt host and must be bifurcated and recorded as liability.  The guidance in SFAS 133 is complex and it has many interpretations.  Accordingly, we must use judgment to apply and interpret this guidance as well as ensure we have applied the correct guidance.

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

Our analysis and judgment will vary from quarter to quarter, based upon the Company’s stock price, which has been highly volatile.  For example, as was the case in the quarter ended September 30, 2008, despite the facts that, in this period and up to the date of this report, the Company had minimal revenues, over $2.0 million in operating expenses, terminated over 70% of its employees, and, like many other companies, experienced the effects of the unusual volatility of the global business climate in this period, the impact of these accounting rules on the financial statements show that the Company had net income of $1.65 thousand in the quarter ended September 30, 2008.  Our financial statements for this period might be fundamentally misleading as a result of this anomaly and therefore should not be relied upon by any person as an accurate depiction of the financial condition of the Company on an operating basis.

Results of Operations

As discussed in more detail below, during the quarter ended September 30, 2008, we had net income of $1.65 million compared to a $1.76 million loss, for the quarter ended September 30, 2007.  However, this increase of $3.4 million, or 194 percent, was due to the application of accounting rules to the interest expense associated with the embedded derivative of our January 2008 Debentures and the April 2008 Debentures and does not accurately reflect our actual operating results.  In fact, for the quarter ended September 30, 2008, we incurred a net loss of $2.1 million, only had $10 thousand in revenue and $1.9 million in total operating expenses.  Accordingly, we caution readers against placing undue reliance on the net income stated in our financial statements for this period as such amount does not accurately depict our current financial condition on an operating basis.

Fluctuations in Operating Results

Three Months Ended September 30, 2008, Compared with Three Months Ended September 30, 2007

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

Revenues

Revenues were $10 thousand and $84 thousand for quarters ended September 30, 2008 and 2007, respectively. Revenues decreased by $74 thousand, or 88 percent, in the three months ended September 30, 2008, compared to same period in 2007.  The decrease in revenues is due in part to reductions in revenues from the sale of newsletters and related hosting services and a one-time sale of software in June 2007.

Cost of Revenue

Cost of revenue includes our costs of hardware, software and other resources used in delivery of our products and services. Cost of revenue was $211 thousand and $127 thousand for the quarters ended September 30, 2008 and 2007, respectively. Cost of revenue for the third quarter of 2008 increased by $84 thousand, or by 66 percent.  The increase in cost of revenue from 2007 to 2008 was primarily attributable to the increased costs of hosting and Internet band-width associated with the deployment of our products and services. Stated as a percentage of revenues, cost of revenue for the third quarter of 2008 was 2,111 percent and for the corresponding period of 2007 was 151 percent.

Operating Expenses

Research and Development.  Research and development expenses include primarily employee and employee related expenses. Research and development expenses were $844 thousand and $852 thousand for the quarters ended September 30, 2008 and 2007, respectively. Stated as a percentage of revenues, research and development expense for the corresponding periods was 8,440 percent and 1,014 percent, respectively.  Research and development expenses decreased by $8 thousand or by less than 1 percent, in the third quarter of 2008 compared to the same period in 2007.  This decrease was primarily due to reduction in engineers for research and development.

Sales and Marketing Expenses.  Sales and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel and travel, advertising, promotions, trade shows, seminars, and other programs. Sales and marketing expenses were $514 thousand and $434 thousand for the quarters ended September 30, 2008 and 2007, respectively. The $80 thousand, or 18 percent, increase in sales and marketing expense was due to increased focus on marketing activities such as blogging and public relations. Stated as a percentage of revenues, sales and marketing expense for the corresponding periods was 5,140 percent and 517 percent, respectively.

General and Administrative.  General and administrative expenses include payroll and related employee benefits, and other headcount-related costs associated with finance, facilities, legal and other administrative expenses. General and administrative expenses were $529 thousand and $322 thousand for the quarters ended September 30, 2008 and 2007, respectively. The $207 thousand, or 64 percent, increase in general and administrative expense was primarily attributable to increased hiring of accounting, administrative, legal and compliance personnel and greater use of consultants and temporary personnel as we worked to complete the reverse merger and prepare our infrastructure and conduct our activities to support being a public company.  Stated as a percentage of revenues, general and administrative expense for the corresponding periods was 5,290 percent and 383 percent, respectively.

Interest Expense

Net interest expense was ($3,739) thousand for the quarter ended September 30, 2008, compared to $110 thousand for the comparable period of 2007. The decrease in interest expense was due to the application of accounting rules to the embedded derivative in the multiple rounds of convertible debt financing completed during the first half of 2008.

Net Income

Our net income was $1.65 million compared to a $1.76 million loss, for the quarters ended September 30, 2008 and 2007, respectively, an increase of $3.41 million, or 194 percent.  This increase from 2007 to 2008 was primarily due to the application of accounting rules to the interest expense associated with the embedded derivative in the January 2008 Debentures and the April 2008 Debentures and does not accurately reflect the Company’s actual financial condition on an operating basis.

Nine Months Ended September 30, 2008, Compared with Nine Months Ended September 30, 2007

Revenues

Revenues were $55 thousand and $295 thousand for periods ended September 30, 2008 and 2007, respectively. Revenues decreased by $240 thousand, or 81 percent, in the nine months ended September 30, 2008, compared to same period in 2007.  The decrease in revenues is due in part to reductions in revenues generated from the sale of newsletters and related hosting services and a one-time sale of software in June 2007.    In the period ended September 30, 2008, and to the date of this report, we also experienced a significant decline in sales of our customer resource management product, which had been introduced in mid-2007.

Cost of Revenue

Cost of revenue includes our costs of hardware, software and other resources used in delivery of our products and services. Cost of revenue was $459 thousand and $251 thousand for the periods ended September 30, 2008 and 2007, respectively. Cost of revenue for the first nine months of 2008 increased by $208 thousand, or by 83 percent.  The increase in cost of revenue from 2007 to 2008 was primarily attributable to the increased costs of hosting and Internet bandwidth associated with the deployment of our products and services. Stated as a percentage of revenues, cost of revenue for the first nine months of 2008 was 835 percent and for the corresponding period of 2007 was 85 percent.

Operating Expenses

Research and Development.  Research and development expenses include primarily employee and employee related expenses. Research and development expenses were $3,320 thousand and $1,345 thousand for the periods ended September 30, 2008 and 2007, respectively. Stated as a percentage of revenues, research and development expense for the corresponding periods was 6,036 percent and 456 percent, respectively.  Research and development expenses increased by $1,975 thousand or by 147 percent, in the first nine months of 2008, compared to the same period in 2007.  This increase was primarily due to additional hiring of engineers and higher competitive wage rates for those engineers for research and development.

Sales and Marketing Expenses.  Sales and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel and travel, advertising, promotions, trade shows, seminars, and other programs. Sales and marketing expenses were $1,315 thousand and $685 thousand for the periods ended September 30, 2008 and 2007, respectively. The $630 thousand, or 92 percent, increase in sales and marketing expense was due to increased hiring of sales and marketing personnel and increased focus on sales and marketing activities. Stated as a percentage of revenues, sales and marketing expense for the corresponding periods was 2,391 percent and 232 percent, respectively.

General and Administrative.  General and administrative expenses include payroll and related employee benefits, and other headcount-related costs associated with finance, facilities, legal and other administrative expenses. General and administrative expenses were $1,629 thousand and $508 thousand for the periods ended September 30, 2008 and 2007, respectively. The $1,121 thousand, or 221 percent, increase in general and administrative expense was primarily attributable to increased hiring of accounting, administrative, legal, and compliance personnel and greater use of consultants and temporary personnel to support being a public company.  Stated as a percentage of revenues, general and administrative expense for the corresponding periods was 2,962 percent and 172 percent, respectively.

Other Expense

Net other expense for the nine months ended September 30, 2008, is $13.5 million, of which $13.4 million is related to the costs associated with completing the Merger with Tripath. The costs include the value of 5,010,000 shares of Etelos common stock paid to Tripath creditors, which were valued on April 22, 2008, at $2.63 per share for a total cost of $13.2 million. The remaining expense consists of legal, accounting and other professional fees paid to complete the Merger. There were no similiar costs in 2007.

Interest Expense

Net interest expense was $2.03 million for the nine months ended September 30, 2008, compared to $208 thousand for the comparable period of 2007. The increase in interest expense was primarily due to multiple rounds of convertible debt financing completed during 2007 and the first half of 2008.  The anomalous results in the quarter ended September 30, 2008, are netted against the expense booked in the prior quarter, thereby mitigating the distortion of the impact of these accounting rules on the financial statements show of the Company in the quarter ended September 30, 2008.

Net Loss

Our net loss was $22.2 million and $2.7 million for the periods ended September 30, 2008 and 2007, respectively, an increase of $19.5 million, or 722 percent.  The increase in net loss from 2007 to 2008 was primarily due to decreased revenue and increased salaries and general and administrative expenses and other employee-related costs incurred during a period of transition in which we were deeply involved in preparations for completing the reverse merger process, in addition to the Merger and interest charges explained above.

Liquidity and Capital Resources

On September 30, 2008, we had $6 thousand in cash and cash equivalents, net accounts receivable of $6 thousand, and prepaid expenses and other current assets of $23 thousand. Our working capital deficit at September 30, 2008, was $14.2 million, compared to a deficit of $4.9 million at September 30, 2007. The increase in working capital deficit is mainly attributable to the warrant and derivative liability recorded in June 2008 and further discussed above in “Note 10- Convertible Notes and Debentures and Embedded Derivative and Warrant Liability.”

Net cash used in operating activities during the nine month period ended September 30, 2008, was $6.4 million, compared to $1.9 during the period ended September 30, 2007. The primary use of cash from operating activities during the first nine months of 2008 was the net loss of $22.2 million, including merger-related expenses of $13.2 million.

Net cash provided by financing activities for first nine months of 2008 was $5.5 million, primarily from the issuance of our January 2008 Debentures and our April 2008 Debentures, further discussed above in “Note 10 — Convertible Notes and Debentures and Embedded Derivative and Warrant Liability.”

We are currently in default of our September 2007 notes, January 2008 Debentures and April 2008 Debentures for failure to make payments when due.  The aggregate principal and accrued interest currently due under these debt securities as of the quarter ended September 30, 2008, is $3.6 million.  Our January 2008 Debentures and April 2008 Debentures are secured by substantially all of our assets.  If the holders of our outstanding debt securities determine to demand payment and we have insufficient cash to make the required payments, as is currently the case, the holders could force a sale of our assets for their benefit. Under such circumstances, we may need to cease operations or file for protection from claims of our creditors under the federal bankruptcy laws.

We need immediate and substantial cash to continue our operations. Subsequent to the end of the period, we sold shares of Series A Preferred Stock and warrants, raising an aggregate of $545 thousand. We have continued our operations on the basis of this capital raise. Management has projected that existing cash on hand will be sufficient to allow us to continue our operations only through December 2008, and only if the holders of our outstanding debt securities do not demand payment of such securities or exercise other remedies. If cash reserves are not sufficient to sustain operations, then we plan to raise additional capital by selling shares of our capital stock or other securities.  However, there are no commitments or arrangements for future financings in place at this time and we can give no assurance that such capital will be available on favorable terms, or at all.  We may need additional financing thereafter until we can achieve profitability.  If we cannot obtain additional financing, then we may be forced to curtail our operations, cease voluntarily filing reports with the SEC, or possibly be forced to evaluate a sale or liquidation of our assets or consider other strategic alternatives such as bankruptcy.  Even if we are successful in raising additional funds, there is no assurance regarding the terms of any additional investment and any such investment or other strategic alternative would likely substantially dilute or eliminate the interests of our stockholders.

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

Under the terms of the remaining $1.8 million of the notes that were not converted, principal payments began being payable on September 1, 2008, and will continue to be payable on the last day of each calendar quarter, and interest payments began being payable beginning February 1, 2008. On June 15, 2008, the holders of these notes agreed to either convert the then-accrued interest to shares of common stock at a rate of one share for each $1.35 of interest owed or to add the then-accrued interest to the principal, and to waive any default arising out of our failure to pay the accrued and unpaid interest through June 15, 2008.

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

As of the filing date of this report, the September 2008 principal payments have not been made and the Company does not have, or expect to have, cash on hand to make the December 2008 payment; no interest payments have been made for interest accrued since June 15, 2008.  We are in regular communication with the holders of the September 2007 notes and none of the holders have demanded payment or exercised other remedies due to our non-payments, but no assurances can be given that the holders will not exercise their remedies in the future.

January 2008 Debentures

In January 2008, we issued our January 2008 Debentures with an aggregate principal amount of $2.0 million. Under the terms of these debentures, we were to begin making monthly redemption payments on September 1, 2008.  The maturity date of these debentures is January 31, 2010.  The total monthly principal payment amounts on our January 2008 Debentures are scheduled to be paid as follows:

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

As of the filing date of this report, we have not made any of the payments due and we do not have, or expect to have, cash on hand to make the past payments due or any payments due in the near future.  We are in regular communication with the holders of the January 2008 Debentures and none of the holders have demanded payment or exercised other remedies due to our non-payment, but no assurances can be given that the holders will not exercise their remedies in the future.

April 2008 Debentures

In April 2008, we issued our April 2008 Debentures with an aggregate principal amount of $3.5 million. Under the terms of these debentures, we are to begin making monthly redemption payments on November 1, 2008.  The maturity date of these debentures is April 30, 2010. The total monthly principal payment amounts on our April 2008 Debentures are scheduled to be paid as follows:

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

As of the filing date of this report, we have not made any of the payments due and we do not have, or expect to have, cash on hand to make the past due payments or any payments due in the near future. We are in regular communication with the holders of the April 2008 Debentures and none of the holders have demanded payment or exercised other remedies due to our non-payment, but no assurance can be given that the holders will not exercise their remedies in the future.

Because we do not meet the equity conditions that would permit us to pay interest and monthly principal payments due in respect of our January 2008 and April 2008 Debentures in stock, our only option at this time is to make these payments in cash, which we currently do not have the financial resources to do.  We are evaluating other equity financing opportunities, the proceeds of which could be used to repay the debentures, but we have no commitments or arrangements in place for future financing at this time and we can give no assurance that such financing will be available on favorable terms, or at all.

Because we have failed to make payments when due on our September 2007 notes and our January 2008 Debentures and April 2008 Debentures, we are currently in default under such securities.  The holders of such securities may demand that all amounts due thereunder be immediately paid in cash, and with respect to our January Debentures and April Debentures, the holders may demand that we pay 130 percent of the outstanding principal amount and the interest rate accrues at a rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law.  If such demand was made, then we would not currently have the financial resources to make the payments owed.  In addition, the holders of our January Debentures and April Debentures may have the right to foreclose on substantially all of our assets pursuant to the terms of the security agreement we entered into with such holders and they would have the right to take possession of our assets and operate our business.  Although we are in regular communication with the holders of our outstanding debt securities and none of them have demanded payment or exercised other remedies due to our current default under such securities, we can give no assurance that the holders will not make such demands or exercise their remedies in the future.

Operating and Capital Leases

We have non-cancelable leases for corporate facilities and equipment.  Rent expense under the leases totaled $184.5 thousand and $89 thousand for the periods ended September 30, 2008 and 2007, respectively.  Future minimum rental payments required under non-cancelable leases are as follows for the twelve months ended September 30:

	Operating Leases	Capital Leases

2009	$241	$21
2010	54	13
2011	6	13
2012	5	2
2013	2	—
Total minimum lease payments	$308	$49
Less: amount representing interest		(7)
Present value of minimum lease payments		42
Less: current portion of capital lease obligations		(18))
Long-term capital lease obligations		$24

On October 31, 2008, we closed our offices in San Mateo, California and abandoned the leased premises of our offices there. Also on October 31, 2008, we relocated our Washington offices and abandoned the leased premises of our former offices in Renton, Washington.  The landlord for the San Mateo, California leased premises has asserted a claim against us but that claim is in negotiation and not yet the subject of litigation.  The landlord for the Renton, Washington location has not yet asserted any claim, but the assertion of such claims, and the need for us to defend such claims, is foreseeable.

We did not have any off-balance sheet arrangements as of the nine months ended September 30, 2008, nor do we have any as of the date of this report.

Going Concern Issue

We remain dependent on outside sources of funding until our results of operations provide positive cash flows.  Our independent auditors issued a going concern explanatory paragraph in their report dated April 22, 2008. With our current level of funding, substantial doubt exists about our ability to continue as a going concern.

During the quarter ended September 30, 2008, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt and equity raised from qualified individual investors.

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

We have supported current operations by raising additional operating cash through the private sale of our convertible debentures and preferred stock.  This has provided us with the cash inflows to continue our business plan, but has not resulted in significant improvement in our financial position. We are considering alternatives to address our cash flow situation that include: (1) raising capital through additional sale of our common stock and/or debentures and (2) reducing cash operating expenses to levels that are in line with current revenues.

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

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162 (“SFAS 162”), The Hierarchy of Generally Accepted Accounting Principles.  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  SFAS 162 was effective on November 15, 2008 and upon adoption of SFAS 162 there was no material impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities-an amendment of SFAS No. 133. This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We have not yet determined the impact, if any, that the adoption of SFAS 161 will have on our financial statements and related disclosures.

In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delays the effective date of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (“SFAS 157”) for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. We are currently evaluating the impact of adopting FSP FAS 157-2 for non-financial assets and non-financial liabilities on our financial position, cash flows, and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“FAS 141R”), which requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. FAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Also, in December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“FAS 160”), which clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. FAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of adopting SFAS 141R and SFAS 160 on our financial position, cash flows, and results of operations.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), which requires entities to apply the two-class method of computing basic and diluted earnings per share for participating securities that include awards that accrue cash dividends (whether paid or unpaid) any time common shareholders receive dividends and those dividends do not need to be returned to the entity if the employee forfeits the award. FSP EITF 03-6-1 will be effective for the Company on January 1, 2009, and will require retroactive disclosure. The Company is currently evaluating the impact of adopting FSP EITF 03-6-1 on its financial position, cash flows, and results of operations.

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

As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and acting chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008, the end of the period covered by this report. Based on that evaluation, our chief executive officer and acting chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2008.

(b)  We did not make any changes in our internal controls over financial reporting (as defined in Rules 13A-15(f) and 15d-15 of the Exchange Act) during our most recent fiscal quarter that has materially affected, or is likely to material affect, our internal control over financial reporting.

However, following the end of the quarter ended September 30, 2008, our vice president and chief financial officer resigned, effective October 31, 2008.   He has remained an advisor and consultant to us, though the date of this report.   However, we have not yet appointed any person to serve as our chief financial officer and, due to our limited financial resources and the risks related to our ability to continue as a going concern, there is no assurance that such an appointment can be made, if at all, in the near future.  Our chief executive officer is currently serving as our acting chief financial officer.  Therefore, we are unable to assure that we have adequate and appropriate controls in place, or that the controls that we do have in place are being managed appropriately.  We will attempt to engage additional appropriate expertise to evaluate and manage our controls as soon as financial resources permit, but there is no assurance when, or if, that will be possible in the foreseeable future.

PART II—OTHER INFORMATION

Item 1.                                                           LEGAL PROCEEDINGS.

From time to time, we become subject to various legal proceedings and claims, both asserted and unasserted, that arise in the ordinary course of business. Litigation in general, and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict. An unfavorable resolution of one or more of these lawsuits would materially adversely affect our business, results of operations, or financial condition. We accrue legal costs when incurred.  The need to defend any such claims could require payments of legal fees and our limited financial resources could severely impact our ability to defend any such claims.

In June 2008, Kaufman Bros. L.P. filed suit against us in the United States District Court for the Southern District of New York (Case No. 08 CV 5716) and sought a temporary restraining order and other extraordinary relief.  The complaint arose out of an advisory services agreement, pursuant to which Kaufman Bros. was to provide us with advisory services in connection with financings and strategic transactions.  We notified Kaufman Bros. that we believed it had failed to provide the required services under the agreement, and that we were therefore entitled to terminate the agreement for cause. In the suit, Kaufman Bros. was seeking (i) monetary damages of $400,000 for anticipatory breach of the agreement; (ii) $73,800 in fees allegedly owed in connection with a previously closed financing transaction; (iii) an injunction prohibiting us from cancelling any shares issued to Kaufman Bros. as compensation, (iv) a declaration from the court that we are not entitled to a refund of any fees previously paid to Kaufman Bros., and (v) a declaration that we are obligated to pay Kaufman Bros. a commission on any financing or transaction that we enter into within 18 months following the termination of the agreement. On July 15, 2008, Kaufman Bros. voluntarily filed a notice of dismissal without prejudice. Settlement discussions were unsuccessful and, on July 31, 2008, Kaufman Bros. re-filed substantially the same claims in the Supreme Court of New York - County of New York (Index No. 08-602239). Effective on December 5, 2008, the Company entered into a settlement agreement with Kaufman Bros., pursuant to which (i) the Company agrees to pay to Kaufman Bros. $210,000, in twelve monthly installments of $17,500; (ii) the Company issues to Kaufman Bros. warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.75 per share, which warrants have a term of five years; (iii) the Company and Kaufman Bros. agreed immediately to terminate all provisions, terms and conditions of the advisory services agreement and exchanged mutual releases; and (iv) Kaufman Bros. agreed to dismiss the pending lawsuit in the Supreme Court of New York, without prejudice.

ITEM 1A                                               RISK FACTORS.

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

Our current cash will fund our business as currently planned only through December 2008. We need additional funding or we will be forced to curtail or cease operations.

We need immediate and substantial cash to continue our operations. We currently have no funding commitments. Management has projected that cash on hand will be sufficient to allow us to continue our operations only through December 2008.  We have not made required payments under our outstanding debt secutrities and the holders of our outstanding debt securities have the right to demand payment of the amounts currently due under such securities or exercise their other remedies, such as foreclosing on our assets. We therefore will need additional funding, either through equity or debt financings, or we will be forced to curtail or cease operations or consider other strategic alternatives such as bankruptcy.

We have a limited operating history, have experienced significant expenditures related to funding our initial product development, and are currently carrying a net loss.  If our business model is not successful, or if we are unable to generate sufficient revenue to offset our start-up expenditures, then we may not become profitable and you may lose your entire investment in our company.

We began our operations in 1999 but we did not adopt the SaaS on-demand Web Applications delivery model until 2005, and changed our business model in the period after the end of the quarter ended September 30, 2008. As such, we have a limited operating history in the SaaS industry in general, and even more limited experience with our new business model, from which to evaluate our business and prospects.  We incurred a net loss of $22.2 million for the nine months ended September 30, 2008, and $4.0 million for the year ended December 31, 2007, and have an accumulated deficit of $14.2 million at September 30, 2008.  We cannot assure you that our future planned operations will be implemented successfully or that we will ever have profits.  Furthermore, we are experiencing the initial costs and uncertainties of a young operating company, including start-up expenditures, unforeseen costs and difficulties, complications, and delays, all of which must be resolved and/or paid without the benefit of a predictable revenue stream.  We cannot be sure that we will be successful in meeting these challenges and addressing these risks and uncertainties.  If we are unable to do so, then we may be required to scale back our business, sell or license some or all of our technology or assets, or curtail or cease operations.

We do not have sufficient current cash to pay the principal and accrued interest amounts due under our outstanding debt securities.

The debentures we issued require monthly principal payments equal to 1/18th of the principal amount due under each debenture.  The debentures accrue interest at the rate of six percent per annum, payable quarterly and on each monthly principal payment.  We have not made certain payments as required by the terms of the debentures, and do not expect to have the ability to do so in the near future.

We are currently in default of our debentures because of our failure to make certain payments when due.  As a result the holders of the debentures have the right to accelerate all amounts outstanding under the debentures and demand payment of a mandatory default amount equal to 130 percent of the amount outstanding under the debenture, plus accrued interest and expenses.  If such demand was made, we would be unable to repay the mandatory default amount, and the holders could commence legal action against us.  Any such action could impose significant costs on us and require us to curtail or cease operations.

In addition, as a result of being in default under our January Debentures and April Debentures, the holders may have the right to foreclose on substantially all of our assets pursuant to the terms of the security agreement we entered into with such holders and they would have the right to take possession of our assets and operate our business.  Though we are in regular communication with the holders of our outstanding debt securities, and none of them have demanded payment or exercised other remedies due to our current default under such securities, we can give no assurances that the holders will not exercise their remedies in the future.

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.

We began our operations in 1999 but we did not adopt the SaaS on-demand Web Application delivery model until 2005, and we have recently changed our basic business model. Our limited operating history in the SaaS industry may not provide a meaningful basis on which to evaluate our business. Since our inception our revenues have not always grown from year to year.  We cannot assure you that we will achieve our growth targets, or that we will achieve positive cash-flow or profitability, or that we will not incur negative cash flow or net losses in the future. We expect that our operating expenses will increase as we expand. Any significant failure to realize anticipated revenue growth could result in significant operating losses beyond our forecasts. We will continue to encounter risks and difficulties frequently experienced by companies at a similar stage of development, including our potential failure to:

•                  maintain and improve our technology;

•                  expand our product offerings and maintain the high quality of products offered;

•                  sell our products to sufficient, quality customers to produce revenues adequate to meet our operating needs;

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

We have not been profitable on a quarterly or annual basis since our formation. Our operations resulted in a net loss of $22.2 million for the nine months ended September 30, 2008 and $4.0 million and $1.5 million for the years 2007 and 2006, respectively. As of December 31, 2007, our accumulated deficit was $10.4 million and at September 30, 2008, our accumulated deficit was $14.2 million. We expect to make significant future expenditures related to the development and expansion of our business. In addition, as a public company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. As a result of these increased expenditures, we will have to generate and sustain increased revenue to achieve and maintain future profitability. While our revenue has grown somewhat in recent periods, that growth has not been significant and future revenue growth may not be sustainable and we may not achieve sufficient revenue to achieve or maintain profitability. We have incurred and may continue to incur significant losses in the future for a number of reasons, including due to the other risks described in this report, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses for the foreseeable future.

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

Our continued growth is dependent upon our ability to raise capital from outside sources. Our ability to obtain financing will depend upon a number of factors, including our financial condition and results of operations, the condition of the economy, and conditions in relevant financial markets.  If we are unable to obtain financing, as needed, on a timely basis and on acceptable terms, our financial position, competitive position, growth, and profitability may be adversely affected.  The current state of the US and global economy raises substantial doubts, especially about our ability to raise the additional capital that we will need to sustain our business operations.

We have reduced our employment force and have challenges meeting our operating demands.

We have decreased our number of full-time employees from 46 at June 30, 2008, to 14 as of December 31, 2008.  All these employees are on deferred salary, ranging from 10% to 100% of base salary, and there is no assurance that any of these personnel will be able to continue to work on this payment arrangement. Our operating plan has placed, and our anticipated growth plan is expected to continue to place, a significant strain on our very limited managerial, administrative, operational, financial, and other resources, compounded by these recent reductions in headcount. Although we will be required to continue to improve our operational, financial, and management controls and our reporting procedures it is clear that we may not be able to do so effectively and may not be able to recruit or retain adequate, qualified personnel to meet our operating demands. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or operating expenses in any particular quarter.

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

We require our Etelos Marketplace partners to indemnify us for intellectual property claims but we cannot assure that these agreements will be enforceable.

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

Any intellectual property rights claim against our customers, or us, with or without merit, could be time-consuming, expensive to litigate or settle, and could divert management attention and financial resources. An adverse determination also could prevent us from offering our products to our customers and may require that we procure or develop substitute services that do not infringe.

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

Our success and future growth depends to a significant degree on the skills and continued services of our management team, especially Daniel J.A. Kolke, our interim Chief Executive Officer, Chief Technology Officer and Chairman of the Board. The loss of the services of any member of our management team for any reason may have a material adverse effect on our business and prospects.  We do not maintain key man insurance on any members of our management team, including Mr. Kolke.

Subsequent to the termination of our former Chief Executive Officer, we significantly and materially reduced our management team and have not hired replacements for the management team in the positions of Vice President and Chief Financial Officer, Vice President — Marketing, Vice President Corporate Development, and Vice President — Human Resources, as well as several other Director-level positions, primarily in non-technical positions throughout the Company.  We do not plan or expect to fill any of these positions in the quarter ending December 31, 2008.

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

Our quarterly operating results may fluctuate as a result of a variety of factors, many of which are outside of our control. Fluctuations in our quarterly operating results may be due to a number of factors, including the risks and uncertainties discussed elsewhere in this report. Fluctuations in our quarterly operating results could cause our stock price to decline rapidly, may lead analysts to change their long-term model for valuing our common stock, could cause us to face short-term liquidity issues, may impact our ability to retain or attract key personnel, or cause other unanticipated issues. If our quarterly operating results fall below the expectations of research analysts or investors, then the price of our common stock could decline substantially.

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

We host many of our services and serve a significant number of our customers from either of two third-party data center facilities with Network OS, located in the greater Seattle Washington area. We do not control the operation of these facilities. These facilities may be vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, terrorist attacks, power losses, telecommunications failures, and similar events. These facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice, or other unanticipated problems could result in lengthy interruptions in our services.

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

During our review for the year ended December 31, 2007, we identified a material weakness in our internal controls. The material weakness relates to the need for accounting personnel who possess the skill sets necessary to operate and report as a public company, and specifically the skills necessary to ensure that adequate review of critical account reconciliations is performed and that supporting documentation is complete, accurate, and in accordance with generally accepted accounting principles. We recruited and are continuing to recruit additional finance and accounting personnel to address this observation, but many of those personnel have been terminated or have resigned from the Company. We believe we made progress in addressing this material weakness and expect to complete the remediation in the next six to fifteen months, but that will be dependent upon recruiting additional, qualified personnel. If our recruiting efforts are unsuccessful, or if our remediation efforts are insufficient to address the material weakness or take longer than we expect, or if additional material weaknesses in our internal controls are discovered in the future, then we may fail to meet our future reporting obligations, our financial statements may contain material misstatements and the price of our common stock may decline.

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

To date, we have not filed all required federal or state income and franchise tax returns or paid or accrued any amounts for taxes that might be due on such returns.  Although we believe the amounts due in this respect are de minimus, because we have incurred substantial operating losses which we believe will exceed, in the aggregate, all operating income, no assurances can be given in this regard.  Further, we are in arrears in payment of employment related taxes to various tax authorities. We are in contact with those authorities and are making payments to bring these matters current. The estimated amounts due in this respect have been accrued and are included in our audited financial statements for the period ending December 31 2007, and in our unaudited financial statements to the period ending September 30, 2008. However, no assurances can be given that we will not be assessed additional penalties or interest for failing to make these payments when due.

We may be subject to other legal claims.

In June 2008, Kaufman Bros. L.P. filed suit against us in the United States District Court for the Southern District of New York (Case No. 08 CV 5716) seeking a temporary restraining order and other extraordinary relief. The complaint arises out of an advisory services agreement, pursuant to which Kaufman Bros. was to provide us with advisory services in connection with financings and strategic transactions. We notified Kaufman Bros. that we believed it had failed to provide the required services under the agreement, and that we were therefore entitled to terminate the agreement for cause. In the suit, Kaufman Bros. was seeking (i) monetary damages of $400,000 for anticipatory breach of the agreement; (ii) $73,800 in fees allegedly owed in connection with a previously closed financing transaction; (iii) an injunction prohibiting us from cancelling any shares issued to Kaufman Bros. as compensation, (iv) a declaration from the court that we are not entitled to a refund of any fees previously paid to Kaufman Bros., and (v) a declaration that we are obligated to pay Kaufman Bros. a commission on any financing or transaction that we enter into within 18 months following the termination of the agreement. On July 15, 2008, Kaufman Bros. voluntarily filed a notice of dismissal without prejudice. Settlement discussions were unsuccessful and, on July 31, 2008, Kaufman Bros. re-filed substantially the same claims in the Supreme Court of New York-County of New York (Index No. 08-602239). Effective on December 5, 2008, the Company entered into a settlement agreement with Kaufman Bros., pursuant to which (i) the Company agrees to pay to Kaufman Bros. $210,000, in twelve monthly installments of $17,500; (ii) the Company issues to Kaufman Bros. warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.75 per share, which warrants have a term of five years; (iii) the Company and Kaufman Bros. agreed immediately to terminate all provisions, terms and conditions of the advisory services agreement and exchanged mutual releases; and (iv) Kaufman Bros. agreed to dismiss the pending lawsuit in the Supreme Court of New York, without prejudice. Failure to perform the obligations under the settlement agreement could result in a judgment against the Company.

On September 18, 2008, the employment of Jeffrey L. Garon as president and chief executive officer of the Company was terminated. Mr. Garon had an Employment Agreement dated August 11, 2007, which provided certain benefits to Mr. Garon in the event of termination of his employment, and granted us certain rights to repurchase shares issued of behalf of Mr. Garon pursuant to his employment agreement.  We and Mr. Garon have been engaged in discussions about these benefits and rights, but no final agreement has been reached as of the filing date of this report.  No litigation has been filed at this time.

On October 1, 2008, we relocated our headquarters from San Mateo, California to Renton, Washington, and terminated eight employees based in California. In October 2008, we terminated eight more employees employed in both its California and Washington offices.  None of these terminated employees have asserted any claims against us at this time but no assurances can be given that such employees will not assert such claims in the future.

As part of our reduction of monthly cash operating expenses during the quarter ended September 30, 2008, and continuing after the end of the quarter, we placed all employees on partial deferrals of salary, ranging from 10% to 100% of base salary.  At the end of the quarter, until the filing date of this report, this deferral amount remains unpaid, including amounts due to employees who subsequently were terminated.  On December 17, 2008, we received notice that one employee has filed a claim with the California Labor Commissioner; that claim is the subject of a conference currently scheduled for December 22, 2008. No other employee has asserted a claim or demand for immediate payment of these unpaid amounts but the assertion of such claims or demands by such employees, or by other governmental authorities, is foreseeable.

On October 31, 2008, we closed our offices in San Mateo, California and abandoned the leased premises of our offices there. Also on October 31, 2008, we relocated our Washington offices and abandoned the leased premises of our former offices in Renton, Washington.  The landlord for the San Mateo, California leased premises has asserted a claim against us but that claim is in negotiation and not yet the subject of litigation.  The landlord for the Renton, Washington location has not yet asserted any claim, but the assertion of such claims, and the need for us to defend such claims, is foreseeable.

In connection with our reverse merger, multiple financings, and protection of our intellectual property, we have incurred substantial accounts payable to law firms that remain unpaid and overdue.  We have been in communication with these vendors and expect to enter into negotiated payment plans with these vendors, and others, but there is no assurance that we will be successful in these negotiations, or that we will be able to make payments under such plans if and when negotiated.  Therefore the assertion of claims by these vendors for these amounts due and owing could become the subject of claims in litigation.

Our officers, directors, and affiliates control us through their positions and stock ownership and their interests may differ from other stockholders.

As of September 30, 2008, our officers, directors, and affiliates beneficially own approximately 75.5 percent of our common stock. As a result, if they act together, they are able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions, including business combinations. This concentration could also have the effect of delaying or preventing a change in control that could otherwise be beneficial to our stockholders. The interests of our officers, directors, and affiliates may differ from other stockholders. Furthermore, the current ratios of ownership of our common stock reduce the public float and liquidity of our common stock which can in turn affect the market price of our common stock.

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

We incurred $5.5 million in principal amount of indebtedness as a result of the issuance of our January 2008 and April 2008 Debentures.  The debentures carry substantial covenants that impose significant restrictions on us, including restrictions against incurring additional indebtedness, creating any liens on our property, amending our certificate of incorporation or bylaws, redeeming or paying dividends on shares of our outstanding common stock, and entering into certain related party transactions.  The debentures also carry substantial covenants that impose significant requirements on us, including, among others, requirements that we pay interest and other charges on the debentures;

Our ability to comply with these provisions may be affected by changes in our business condition or results of our operations, or other events beyond our control.  We have breached certain of these covenants and are in a default under the debentures, which permits the holders thereof to accelerate the maturity of the debentures and demand repayment in full.  Such actions by such holders could impair our ability to operate or cause us to seek bankruptcy protection.

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

Our failure to secure and maintain registration of the common stock could result in substantial liquidated damages.

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

Actual sales or the prospect of future sales of shares of our common stock pursuant to a prospectus or under Rule 144 may have a depressive effect upon the price of, and market for, our common stock.  As of September 30, 2008, 23,027,624 shares of our common stock were issued and outstanding, of which 18,017,624 are “restricted securities” and under some circumstances may, in the future, be sold under a registration under the Securities Act or in compliance with Rule 144 adopted under the Securities Act.  Because Tripath was a shell company at the time of our merger, under Rule 144 holders of our restricted stock are generally unable to rely upon Rule 144 until April 22, 2009.  At that time, holders of our restricted stock will become elligible to sell their restricted shares under Rule 144 (subject to value limitations, in the case of affiliates).  We cannot predict what effect, if any, that sales of shares of common stock, or the availability of these shares for sale, will have on the market prices prevailing from time to time.  Nevertheless, the possibility that substantial amounts of common stock may be sold in the public market may adversely effect prevailing prices for our common stock and could impair our ability to raise capital in the future through the sale of equity securities.

In addition to the 18,017,624 shares of “restricted securities” that were issued and outstanding as of September 30, 2008, we have a registration statement that registers for resale an aggregate of 1,906,557 shares of our common stock. The additional overhang represented by these registered securities could also have a depressive effect on the public trading price of our common stock.

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

As of September 30, 2008, we had 23,027,624 shares of common stock issued and outstanding held by approximately 145 shareholders of record, including 5,010,000 shares that were issued pursuant to the court-approved plan of reorganization.  The shares issued under the plan of reorganization are freely tradable securities.  The market price of our common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them in an excessive amount relative to the market demand for our shares. An excessive sale of our shares may result in a substantial decline in the price of our common stock and limit our ability to raise capital, even if our business is doing well.

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

Our common stock is subject to Rule 15g-1 through 15g-9 under the Exchange Act, which imposes certain sales practice requirements on broker-dealers which sell our common stock to persons other than established customers and “accredited investors” (generally, individuals with net worths in excess of $1 million or annual incomes exceeding $200 thousand (or $300 thousand together with their spouses)).  For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale.  This rule adversely affects the ability of broker-dealers to sell our common stock and purchasers of our common stock to sell their shares of such common stock.  Additionally, our common stock is likely to be subject to the SEC regulations for “penny stock.”  Penny stock includes any equity security that is not listed on a national exchange and has a market price of less than $5.00 per share, subject to certain exceptions.  The regulations require that prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule set forth by the SEC relating to the penny stock market must be delivered to the purchaser of such penny stock.  This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for the common stock.  The regulations also require that monthly statements be sent to holders of penny stock which disclose recent price information for the penny stock and information of the limited market for penny stocks.  These requirements adversely affect the market liquidity of our common stock.

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

Item 2.                                   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3.                                   DEFAULTS UPON SENIOR SECURITIES.

We are currently in default of our September 2007 notes, January 2008 Debentures and April 2008 Debentures for failure to make payments when due.  See Note 10 to the accompanying unaudited condensed financial statements. As of the filing date of this report, the aggregate outstanding amount due under such notes totaled $3.6 million, including principal and accrued but unpaid interest, however the holders of such debt securities have not elected to exercise their rights to demand payment as of the filing date of this report.

Item 4.                                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Item 5.                                   OTHER INFORMATION.

None.

Item 6.                                   EXHIBITS.

See the exhibit index immediately following the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETELOS, INC.

/s/ Daniel J.A. Kolke
Date: December 31, 2008	Daniel J.A. Kolke, Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this report