Form 10-K
period 2008-12-31
ETELOS, INC.
filed 2009-04-29
CIK 1045739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 000-51995

ETELOS, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0407364
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

26828 Maple Valley Highway-#297
Maple Valley, WA	98038
(Address of principal executive offices)	(Zip Code)

(425) 458-4510

Registrant’s telephone number

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $0.01	None

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. .    Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the shares of common stock held by non-affiliates of the issuer, based upon the closing price of the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter as reported on the OTC Bulletin Board ($4.00 per share), was approximately $27.6 million.  Shares of common stock held by each executive officer and director and by each person who owned 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.  The determination of who was a 10% stockholder and the number of shares held by such person is based on Schedule 13G filings with the Securities and Exchange Commission as of June 30, 2008.

As of March 20, 2009, there were 23,022,027 shares of the issuer’s common stock outstanding and 833,333 shares of the issuer’s New Series A Preferred stock outstanding.

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

On April 23, 2008, Tripath filed a Current Report on Form 8-K announcing, among other things, that Etelos-WA, merged with and into Tripath, and that the surviving corporation changed its name to Etelos, Inc. and its fiscal year end to December 31.  The effective date of the merger was April 22, 2008, and Etelos, Inc., as the surviving corporation, will conduct the business and operations previously conducted by Etelos-WA.  In connection with the merger, all outstanding shares of Etelos-WA common stock were converted into shares of Etelos, Inc. common stock on a three for one ratio: one share of Etelos, Inc. common stock for every three shares of common stock of Etelos-WA.  Also in connection with the merger, (i) all outstanding shares of preferred stock of Etelos-WA were converted into shares of common stock of Etelos, Inc., (ii) Etelos, Inc. issued an aggregate of 5,010,000 shares of its common stock to the secured and unsecured creditors of Tripath and (iii) all the shares of Tripath were cancelled.  Prior to the merger, Tripath was a shell corporation and in accordance with the Plan of Reorganization had no assets or liabilities.  While Tripath acquired all the outstanding preferred and common stock of Etelos-WA, for accounting purposes, the acquisition has been treated as a recapitalization of Etelos-WA with Etelos-WA as the acquirer (a reverse acquisition).  The historical financial statements prior to April 22, 2008, are those of Etelos-WA and the description of the business contained in this report as well as the one contained in the financial statements reflect the operations of Etelos-WA for the quarterly and twelve month periods ended December 31, 2008 and 2007.

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

Information concerning number of shares outstanding for Etelos, Inc. including the conversion prices and number of shares issuable upon conversion of convertible securities and exercise prices of warrants and stock options and the number of shares issuable upon exercise of such options and warrants, has been adjusted to reflect the three for one conversion ratio effected in connection with the merger as if it had occurred for all periods presented.

Etelos, Inc.

Annual Report on Form 10-K

For the Year Ended December 31, 2008

i

FORWARD LOOKING STATEMENTS

In this report, unless the context indicates otherwise, the terms “Etelos,” “Company,” “we,” “us,” and “our” refer to Etelos, Inc., a Delaware corporation.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934 or the “Exchange Act.”  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under the heading “Risk Factors” and elsewhere in, or incorporated by reference into, this report.

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

Other risks and uncertainties include such factors as market acceptance and market demand for our products and services, pricing, the changing regulatory environment, the effect of our accounting policies, potential seasonality, industry trends, adequacy of our financial resources to execute our business plan, our ability to attract, retain and motivate key technical, marketing and management personnel, possible disruption in commercial activities occasioned by terrorist activity and armed conflict, and other risk factors detailed in this report and our other SEC filings.  You should consider carefully the statements under “Item 1A. Risk Factors” in Part I and other sections of this report, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect our business, operating results and financial condition.  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements.

i

PART I

ITEM 1.	BUSINESS

Business

We have a Web Application distribution platform delivering Web Applications for businesses.  We provide a Software-as-a-Service (SaaS) ecosystem for building, distributing, and using Web Applications, including a marketplace to deploy and support them.  Unlike other cloud computing and Platform-as-a-Service (PaaS) solutions, we enable software manufacturers to migrate existing applications or create new applications, then package, distribute, host, bill, market and support their SaaS enabled applications through multiple private label applications marketplaces.

We have developed products for Web Applications, which include open standards-based tools for Web developers, businesses and individual users such as the Etelos Application ServerTM (EASTM) and the Etelos Development EnvironmentTM (EDETM).  EAS and EDE support many common programming languages and also support the English Application Scripting Engine (EASETM), a simple-to-use open standards-based scripting language developed by us.  In order to support broader adoption of our products, EASE and other components of the EDE are made available to developers at market appropriate pricing.  This is done to support the development of new Web Applications and the migration of existing Web Applications into the Etelos ecosystem where there are tools and other support mechanisms for the marketing, distribution, and support of these applications.  We generally receive a transaction fee or subscription fee for transactions that occur within the Etelos ecosystem either via the Etelos Marketplace™ pursuant to Storefront Operating Agreements, or in third-party branded Marketplaces operated by us pursuant to Marketplace Partner Agreements (sometimes referred to as “an Etelos Marketplace” or, collectively, as “the Etelos Marketplaces”).  Most customers in Etelos Marketplaces pay a subscription fee, which we share with Syndication Partners and Marketplace Partners; this revenue share is calculated as a percentage of gross revenues from the sale of subscriptions to Syndication Partner offerings in the Etelos Marketplaces.

Etelos Marketplaces support and encourage communities of developers, distributors, and consumers to expand their offerings, collaborate on new ideas and improvements, and provide scalable solutions using Web Applications available to others.

History

We were originally organized as Etelos, Incorporated, a Washington corporation on May 5, 1999. We have been engaged in the business of web application development and services since our inception.

On February 8, 2007, Tripath Technology Inc., a Delaware corporation (“Tripath”) filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. On February 1, 2008, the bankruptcy court issued an order confirming approval of the Plan of Reorganization, including the merger and the transfer of all of Tripath’s existing assets into a separate bankruptcy estate and the discharge of all of Tripath’s liabilities.  The Plan of Reorganization also contemplated the merger of Etelos, Incorporated with and into Tripath.

On April 22, 2008, we completed the merger with and into Tripath, changed the name of the surviving entity to Etelos, Inc. and changed its fiscal year end to December 31.

Recent Developments

On November 6, 2008, we announced changes to our business model to focus on the sales and operation of private label Web application marketplaces, including provision of the professional services required to develop, deploy and operate such marketplaces, and the launch of offerings of the Etelos Platform SuiteTM.   The Etelos Platform Suite focuses on enabling Independent Software Vendors (ISVs) to implement SaaS delivery of their existing applications, whether or not those applications are already Web Applications, and syndicating the offering of those applications through multiple private label marketplaces. In these difficult economic times, we believe that a variety of ISVs will have applications that they need to move to the Web for lower cost implementation, easier, simpler scalability, and broader distribution.  The Etelos Platform Suite also enables Marketplace Partners, including non-technology businesses, to have their own private label marketplaces and tools to offer SaaS Web Applications to better serve their customers in multiple distribution channels.

Although we have long enabled applications to be distributed via the Web, we believe this shift away from a core direct marketing focus of offering multiple products through a single portal in the Etelos Marketplace will have four major benefits for our business.  First, this offering will expose the core platform to more ISVs for greater benefit to their end users and the creation of a larger pool of applications for syndication. Second, the development and operation of third party-branded marketplaces shifts the financial expense and operational burdens of sales and marketing to end users to Marketplace Partners that better know their customers and are better capitalized to support necessary sales and marketing activities.  Third, because this two-pronged go-to-market strategy is offered on a revenue-sharing basis, it fundamentally reduces barriers to acceptance by eliminating up front costs for Syndication Partners to offer their products through multiple Marketplace Partners, and by charging Marketplace Partners only for sales success.   Finally, this shift allows us to focus on our core competency in development and operation of online marketplaces, while better managing limited financial and other resources.

During the quarter ended December 31, 2008, we began to implement this shift and, during the period up to the date of this report, we have announced new Syndication Partner agreements with ISVs to deliver SaaS-enabled versions of their products and to syndicate those apps for distribution through a number of third party-branded SaaS marketplaces, and we have announced agreements to launch third party private label marketplaces, including third parties not traditionally regarded as technology providers.  We expect to make further such announcements reflecting this shift during the coming months but we do not have an estimate or projection of how, or when, or if, the benefits, if any, of this shift will be reflected in our operating results.

In the period after the year ended December 31, 2008, we entered into a series of bridge loans with certain purchasers of our New Series A Preferred stock and with the holders of our January 2008 and April 2008 Debentures.  In the aggregate these bridge loans were for the principal amount of $655 thousand, which is estimated to cover our operating expenses through June 2009.  These notes bear interest at ten percent per annum, and have maturities ranging from May 31, 2009, through October 17, 2009.  The notes payable to the holders of our New Series A Preferred stock were accompanied by 146,667 warrants to purchase shares of our Common Stock at $0.75 per share, with a term of five years.  The notes payable to the holder of our January 2008 and April 2008 Debentures are subject to the security interest granted to those holders in connection with those debentures.

Industry Background

The 1990s saw the widespread adoption among large enterprises of packaged business management applications that automated a variety of departmental functions, such as accounting, finance, order and inventory management, human resources, sales, and customer support. These sophisticated applications required significant cash outlays for the initial purchase and for ongoing maintenance and support. In addition, these applications were internally managed and maintained by enterprise customers, requiring increasingly large staffs to support complex information technology infrastructures. Most importantly, the applications generally were provided by multiple vendors, with each application providing only a departmental view of the enterprise. To gain an enterprise-wide view, organizations attempted to tie together their various incompatible packaged applications through long, complex, and costly integration efforts. Many of these attempts failed, in whole or in part, often after significant delay and expense. As a consequence, many large enterprises have transitioned from multiple point products to comprehensive, integrated business management suites, such as those offered by Oracle and SAP, as their core business management platforms.

Small-to-Medium sized Businesses (SMBs), which we define as businesses with up to 1,000 employees, have application software requirements that are similar, in many respects, to large enterprises because their core business processes are substantially the same. These requirements include the integration of back-office activities, such as managing payroll and tracking inventory; front-office activities, including order management and customer support; and, increasingly, sophisticated e-commerce capabilities. According to a 2006 forecast for the CRM market and 2007 forecasts for the ERP and supply chain management, or SCM, markets from Gartner, Inc., companies in North America spent approximately $13.7 billion on ERP, CRM, and SCM software applications in 2006, of which SMBs accounted for $4.4 billion, or 32 percent. Gartner projects that SMB spending on these applications will grow 8.7 percent annually from 2006 to 2010, compared to 5.7 percent for large businesses.

SMBs are generally less capable than large enterprises of performing the costly, complex, and time-consuming integration of multiple point products from one or more vendors. As a result, SMBs can frequently derive greater benefits from a comprehensive business suite. Suites designed for, and broadly adopted by, large enterprises to provide a comprehensive, integrated platform for managing these core business processes generally are not well suited to SMBs due to the complexity and cost of such applications.

Recently, SMBs have begun to benefit from the development of the on-demand SaaS model. SaaS uses the Internet to deliver access to software applications from a centrally hosted computing facility by users through a web browser. SaaS eliminates the costs associated with installing and maintaining applications within the customer’s information technology infrastructure. On-demand applications are generally licensed for a monthly, quarterly or annual subscription fee, as opposed to on-premise enterprise applications that typically require the payment of a much larger, upfront license fee. As a result, on-demand applications require substantially less initial and ongoing investment in software, hardware and implementation services and lower ongoing support and maintenance, making them more affordable for SMBs.

To date, the on-demand software model has been applied to a variety of types of business software applications, including CRM, security, accounting, human resources management, messaging, and others, and it has been broadly adopted by a wide variety of businesses. IDC estimates worldwide on-demand enterprise software vendor revenues were approximately $3.7 billion in 2006 and that they will grow 32 percent annually through 2011 to $14.8 billion.

While SaaS applications have enabled SMBs to benefit from enterprise-class capabilities, most are still products that require extensive, costly, and time-consuming integration to work with other applications. SMBs generally have been unable to implement a comprehensive set of business management products at an affordable level of cost that will enable them to run their businesses using a single system of records, provide real-time views of their operations, and be readily customizable and rapidly deployed and implemented, especially in a geographically dispersed organization.

Etelos™ Products and Services

We have developed and offer a range of products and services for developers and for consumers of Web Applications.  Our product offerings are grouped into two basic programs: the Etelos Ecosystem™ and the Etelos Platform Suite.

The Etelos Ecosystem. The Etelos Ecosystem is a dynamic development, distribution, and consumption environment for scaling applications and providing business solutions to common business problems.  Our ecosystem is constantly being improved and expanded to contain the tools and support programs that help foster continued development of a network of added value development and distribution partners.

Our products for Web Applications include open standards-based tools for Web developers, business and individual users such as the Etelos Application Server™ (EAS™) and the Etelos Development Environment™ (EDE™).  EAS and EDE support many common application languages and also support the English Application Scripting Engine (EASE™), a simple-to-use open standards scripting language developed by us.  In order to support broader adoption of our products, EASE and other components of our platform are provided to developers and users at market appropriate pricing.  This is done to support the development of new Web Applications and the migration of existing Web Applications into the Etelos ecosystem where there are tools and other support mechanisms for the marketing, distribution, sales and support of these applications.  We generally receive a transaction fee, a revenue-share based subscription fee or a license fee for transactions that occur within the Etelos ecosystem via an Etelos Marketplace.

Web Applications built with or brought to the Etelos ecosystem are made available for distribution in an Etelos Marketplace as a subscription service using the Software-as-a-Service (SaaS) or software-on-demand business model. The Etelos ecosystem gives developers of Web Applications, including us, an easy place to distribute and support Web Applications.  Web Applications delivered through the Etelos Marketplace or through third-party branded Marketplaces operated by us can be easily and conveniently billed, distributed and configured to provide updates and support to users exactly in accordance with the developer’s desires, without requiring the developer to perform development unrelated to the underlying Web Application or to operate a robust licensing and delivery infrastructure.  An Etelos Marketplace relieves the burdens to developers of delivery and support to the users of their Web Applications.  We also provide additional paid professional services and support on behalf of our Syndication and Marketplace Partners.

We also offer Etelos Ad Serve™, an on-demand system for purchasing or publishing advertising in the Etelos ecosystem. Etelos Ad Serve allows a customer to purchase ads to be displayed in our applications (i.e. in Etelos CRM™ or Etelos Projects™), or in an Etelos Marketplace. Etelos Ad Serve also allows our partners to become advertising publishers in their own web site or on their applications hosted in an Etelos Marketplace.  Etelos Ad Serve is an important tool for us and our Syndication Partners to receive revenue while delivering trial or “free” ad-supported subscriptions to applications in an Etelos Marketplace.  In addition to the benefits of revenue, this tool enables wider adoption of Web Applications through reduced or no-cost subscriptions, which serves important viral marketing goals.

An Etelos Marketplace enables rapid adoption of Web Applications by giving customers freedom of choice to select from a wide array of fully customizable, on-demand business applications.  These applications may be deployed in the hosting environment of the customer’s choice, including hosting services provided through us. Web Applications built on our platform may be integrated with other Web Applications through the use of Etelos App Sync™, hosted anywhere, and customized to create highly flexible business solutions.  Not only can businesses easily choose from a range of Web Applications, but they can instantly “try or buy” them. The flexibility of the Etelos ecosystem enables businesses to assemble a Web Applications suite.  The Build-a-Suite™ concept is ideally tailored for particular business needs and building scalable solutions.

Etelos Platform Suite The Etelos Platform Suite allows third parties to use our software platforms and our services to develop a private label application and marketplace.  We began working with third parties on private label solutions in November 2008 and expect that our first customers will launch their private label marketplaces beginning in the second quarter of fiscal 2009. There are four components to the Etelos Platform Suite:

•                                          The SaaS Application Platform enables technology providers to move their non-Web Application or service to web-based SaaS distribution;

•                                          The SaaS Marketplace Platform enables third parties to offer a variety of syndicated Web Applications and services in a third party-branded SaaS marketplace;

•                                          The SaaS Distribution Platform allows technology companies and service providers to distribute additional Web Applications and services to customers on a SaaS platform; and

•                                          The SaaS Syndication Platform lets SaaS providers distribute their Web Applications and services through a network of third party-branded marketplaces.

Our Etelos Platform Suite allows our customers to take advantage of our tools and experience in the SaaS market to move their existing applications to the Web for lower cost implementation, easier, simpler scalability, and broader distribution.  Our Etelos Platform Suite enables Marketplace Partners, including non-technology businesses, to have their own private label marketplaces and tools to offer SaaS Web Applications to better serve their customers in multiple distribution channels.

Etelos Web Application Hosting. By using almost any programming language a developer chooses, including our own EASE language, and by hosting Web Applications wherever users want, utilizing our Etelos Application Server, the Etelos Development Environment allows our partners to extend solutions using our platform.  Our customers rely on our products and the products of our Syndication Partners to run their businesses, and, as a result, it is our responsibility to ensure the availability of our service. We continue to improve our infrastructure with the goal of maximizing the availability of our Web Applications and those of our developers, distributors and users.  We host on a highly-scalable network located in secure third-party facilities.  We have facility space, power, and Internet connectivity provided by Network OS in the Seattle, WA area. In anticipation of future growth, we may engage additional providers and/or expand the number of data centers utilized with existing vendors. Our hosting operations incorporate industry-standard hardware and our EAS operating system and databases and application servers provide a flexible, scalable architecture. Elements of our products’ infrastructure can be replaced or added with no interruption in service, helping to ensure that the failure of any single device will not cause a broad service outage.

Professional Services. We are developing repeatable, cost-effective consulting and implementation services to assist our customers with integrating Web Applications, using them on and off-line and importing data from other systems. We provide support services to aid in changing their business processes to take advantage of the enhanced flexibility enabled by our Build-a-Suite concept. Build-a-Suite enables our customers to implement cost reducing, scalable business processes within their organization and identifying, configuring, and customizing our products and those of our partners for each unique business process and requirement, with a goal of entering data once and using it across the organization and across the applications used by the business.

Our consulting and implementation methodology leverages the nature of our on-demand Web Application software architecture, the industry-specific expertise of our professional services employees, and the design of the Etelos ecosystem and Etelos Marketplaces. They are used to simplify, reduce costs and expedite the implementation of scalable Web Applications to aid in better business operations. We generally employ a joint staffing model for implementation projects in which we involve the customer more actively in the implementation process than traditional software companies. We believe this better prepares our customers to support their own application set.  In addition, because our Web Applications are on-demand, our Professional Services employees can remotely configure many applications for most situations. Our consulting and implementation services are generally offered on a fixed price basis. Our network of partners also provides professional services to our customers.

Customer Support and Management. Our technical support organization, with personnel in the United States, offers support via the Web 24 hours a day, seven days a week. Our system allows for skills-based and time zone-based routing to address general and technical inquiries across all aspects of our services. For our direct customers and development partners, we offer tiered customer support programs depending upon the service needs of both our and their customers’ Web Applications. Support contracts typically have a one-year term. For customers who purchase Web Applications through distribution partners, we attempt to assure a quality customer experience by providing primary product support, instead of permitting the distribution partner to provide that support.

The advantages of our products and services are:

Open Standards.  Products distributed in an Etelos Marketplace are developed on open standards.  This foundation makes the products easy to develop, easy to adopt and integrate with other Web Applications, and easy to swap or modify to meet specific customer needs.  The use of open standards for business applications distinguishes the products in an Etelos Marketplace not only from comprehensive product suites from such vendors of proprietary software as Microsoft, Oracle, and SAP, but also from products offered by other SaaS vendors such as salesforce.com or NetSuite, that require developers of Web Applications to adopt a high-cost proprietary foundation for their products, resulting in higher costs to both developers and their customers.

On-Demand Delivery Model. We deliver our products over the Internet as a license-based or subscription based service using a SaaS model, making adoption easy and scalability simple.  The SaaS delivery model also eliminates the need for customers to buy and maintain on-premise hardware and software. Our products are designed to be reliable, scalable and secure. Our architecture enables businesses to maintain very high levels of availability, scale easily as their business and customers grow while providing a safe and secure environment for business-critical data and applications.

Low Total Cost of Ownership. Our SaaS delivery model and each different Web Application’s ease of use and configurability aids in helping to significantly reduce implementation and maintenance costs of hardware, software and services. The Etelos ecosystem virtually eliminates the need for dedicated software development or information technology support personnel. Customers subscribe to products through an Etelos Marketplace for a monthly fee based on the number of users and the products they select.  Subscription fees paid to us periodically, typically monthly, tend to be significantly less than typical upfront costs paid by businesses to purchase product licenses from other providers. Our on-demand delivery model virtually eliminates ongoing maintenance and upgrade costs associated with a typical distributed infrastructure. Because Web Applications distributed in an Etelos Marketplace are developed on open standards and delivered over the Internet, any desired customization can be highly targeted, and therefore usually performed at lower cost to the business customer.

Rapid Implementation. The Internet-based on-demand delivery model implemented by an Etelos Marketplace enables remote deployment and eliminates many of the steps and costs typically associated with on-premise installations. Syndication Partners and their customers can implement our offerings themselves, or work with our development partners or our professional services organization to meet their specific needs.

Security, Control and Choice.  The combination of open standards and Internet-based on-demand delivery and support enabled using an Etelos Marketplace provides customers with security for their important business data, control over the use and portability of that data, and flexibility and freedom of choice in Web Applications that provide built-in quality and scalability as solutions to specific business needs.

Sales and Marketing

Sales.  We generate sales through both indirect and direct approaches. Most selling of subscriptions for Web Applications and Hosting is done over the Internet.  Sales of custom products and Professional Services tend to be direct. Our direct sales team consists of professionals in various locations in the United States, with additional development, distribution, and business relationships being developed in North America, South America, Europe, and the Asia-Pacific region.

Our Web Applications and Hosting sales activities generally are the result of word of mouth, marketing programs, or user referrals.  As leads self qualify and most often use credit cards for payment, our sales and support personnel provide web based seminars, forums, and direct support services to ensure continued subscription sales.  The sales cycle typically ranges from days to months, and can vary based on the Web Application, the scope of any customization desired, and the scope of any professional services required to meet specific customer requirements.

Our sales process for Custom Products and Professional Services typically begins with the generation of a sales lead from a marketing program or customer referral. After the lead is qualified, our sales personnel conduct focused web-based demonstrations along with initial price discussions. Members of our professional services team are engaged, as needed, to offer insight around aspects of the implementation. Our sales cycle typically ranges from days to months, but can vary based on the specific application, the size and complexity of the potential customer’s information technology environment, and many other factors.

Marketing.  We tailor our marketing efforts around relevant application categories, customer sizes, and customer industries. As part of our marketing strategy, we have established a number of key programs and initiatives, including online and search engine advertising, email campaigns, web based seminars, product launch events, trade show and industry event sponsorship and participation, and marketing support for development and distribution partners.

Customers

As of December 31, 2008, we served approximately 10,000 active customers of diverse sizes and types across a wide variety of industries, with a focus on SMBs, which we define as businesses with fewer than 1,000 employees, and divisions of larger companies. No single customer accounted for more than 10 percent of our revenue during the quarter and year ended December 31, 2008.  Customers of all types use our products to achieve a wide variety of business objectives.

Competition

We compete with a broad array of Enterprise Software, On-line Advertising and SaaS companies. These markets are highly competitive, fragmented, and subject to rapid changes in technology. Many of our potential customers are seeking their first business Web Application and, as such, evaluate a wide range of alternatives during their purchase process. We face significant competition within each of our markets from companies with broad product suites and greater name recognition and resources than us.  We also face competition from smaller companies focused on specialized solutions. To a lesser extent, we compete with internally developed and maintained solutions.  Current competitors include NetSuite,Inc., Epicor Software Corporation, Intuit Inc., Microsoft Corporation, SAP, The Sage Group plc, Amazon, salesforce.com, inc., and others not listed here, both public and private.

We believe that the principal competitive factors in our markets include:

•                                          freedom of choice in Web Applications;

•                                          service breadth and functionality;

•                                          performance, security, and reliability;

•                                          “Try and Buy”: the ability to tailor and customize services for a specific company, vertical or industry;

•                                          ease of use and replacement;

•                                          speed and ease of deployment, integration and configuration;

•                                          total cost of ownership, including subscription, implementation and support costs;

•                                          sales and marketing approach; and

•                                          financial resources and reputation.

We believe that we compete favorably with most of our competitors on the basis of each of the factors listed above.  We further note, however, that certain of our competitors have greater sales, marketing, and financial resources, more extensive geographic presence, and greater name recognition than us. In addition, although we have extended the number of applications we have introduced for specific vertical markets, we may be at a disadvantage in certain other vertical markets compared to certain of our competitors. We may face future competition in our markets from other large, established companies, as well as from emerging companies. In addition, we expect that there is likely to be continued consolidation in the industry that could lead to increased technology, price, and other forms of competition.

Intellectual Property

Our success depends in part upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including trade secrets, patents, copyrights and trademarks, as well as customary contractual protections. We view our patents, trade secrets, and know-how as a significant component of our intellectual property assets, as we have spent years designing and developing our products, which we believe differentiates us from our competitors.

As of December 31, 2008, we had multiple U.S. and foreign patent applications pending. We plan to file additional patent applications in the U.S. and elsewhere.  We do not know whether our pending or future patent applications will result in the issuance of patents in the U.S. or elsewhere, or whether the examination process will require us to narrow our claims. Even if granted, there can be no assurance that the pending patent applications will provide us with protection.

We use a number of unregistered trademarks.  We have not registered any trademarks or service marks.

We maintain a policy requiring our employees, consultants and other third parties to enter into confidentiality and proprietary rights agreements and to control access to software, documentation and other proprietary information.

We have not maintained operating controls or logs, or initiated or conducted any forensic, code history, ‘genealogy’ or other form of audit, analysis, processes, training, or code review of software code incorporated into any of our products or in other products offered by others in an Etelos Marketplace.  These products may include code subject to various forms of ‘open source’, ‘copyleft’ or similar licenses that require as a condition of modification or distribution of software subject to such license(s) that [a] such software or other software combined or distributed with such software be disclosed or distributed in source code form, or [b] such software or other software combined or distributed with such software, and any related intellectual property, be licensed on a royalty-free basis, including for the purposes of making additional copies or derivative works of such software.  This may adversely affect our ability to patent certain inventions or to license or distribute certain products – whether by open source license or other form of license or right – and may result in liability to unknown parties for infringement of their patents or other intellectual property rights.

The steps we have taken to protect our intellectual property rights may not be adequate. Third parties may infringe or misappropriate our proprietary rights. Competitors may also independently develop technologies that are substantially equivalent or superior to the technologies we employ in our services. Failure to protect our proprietary rights adequately could significantly harm our competitive position and operating results.

In addition, we license third-party technologies that are incorporated into some elements of our service offerings. Licenses of third-party technologies may not continue to be available to us at a reasonable cost, or at all.

The software and technology industries are characterized by the existence of a large number of patents, copyrights, trademarks, and trade secrets and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition, the possibility of intellectual property rights claims against us grows. Many of our commercial agreements require us to indemnify our customers for third-party intellectual property infringement claims, which would increase our costs as a result of defending those claims and might require that we pay damages if there were an adverse ruling in any such claims.

With respect to any intellectual property rights claim against us or our customers, we may have to pay damages or stop using technology found to be in violation of a third party’s rights. We may have to seek a license for the technology, which may not be available on reasonable terms, may significantly increase our operating expenses, or may require us to restrict our business activities in one or more respects. The technology also may not be available for license to us at all. As a result, we may be required to develop alternative non-infringing technology, which could require significant effort and expense.

Research and Development

During the years ended December 31, 2008, and December 31, 2007, research and development expenses were $2.6 million and $2.0 million, respectively, and consisted primarily of employee and employee-related expenses.

Employees

As of December 31, 2008, we had approximately 13 full-time employees and one part-time employee.  From time to time, we also engage temporary employees and consultants. None of our employees are represented by a labor union with respect to his or her employment with us.  We consider our relationships with our employees to be satisfactory.  However, we have experienced significant operating issues which have caused us to reduce employment and reduce compensation paid to our employees.  See Risk Factors “We have reduced our employment force and have challenges meeting our operating demands” discussion infra.

Additional Information

Our annual and quarterly reports, along with all other reports and amendments filed with or furnished to the SEC are publicly available free of charge on the Investor section of our website at www.etelos.com as soon as reasonably practicable after these materials are filed with or furnished to the SEC. Our corporate governance policies, ethics code and board of directors’ committee charters are also posted within this section of the website. The information on our website is not part of this or any other report we file with, or furnish to, the SEC. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

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

Our current cash will fund our business as currently planned only through June 2009. We need additional funding or we will be forced to curtail or cease operations.

We need immediate and substantial cash to continue our operations. We currently have no funding commitments. Management has projected that cash on hand will be sufficient to allow us to continue our operations only through June 2009.  We have not made required payments under our outstanding debt securities and the holders of our outstanding debt securities have the right to demand payment of the amounts currently due under such securities or exercise their other remedies, such as foreclosing on our assets.  We also need to negotiate payment plans for certain payables and there is a risk that trade creditors will not accept deferred payment and exercise other remedies to collect balances due and owing. We therefore will need additional funding, either through equity or debt financings, or we will be forced to curtail or cease operations or consider other strategic alternatives such as bankruptcy.

We have a limited operating history, have experienced significant expenditures related to funding our initial product development, and are currently carrying a net loss.  If our business model is not successful, or if we are unable to generate sufficient revenue to offset our start-up expenditures, then we may not become profitable and you may lose your entire investment in our company.

We began our operations in 1999 but we did not adopt the SaaS on-demand Web Applications delivery model until 2005, and further changed our business model in the quarter ended December 31, 2008. As such, we have a limited operating history in the SaaS industry in general, and even more limited experience with our new business model, from which to evaluate our business and prospects.  We incurred a net loss of $19.4 million for the year ended December 31, 2008, and $4.0 million for the year ended December 31, 2007, and have an accumulated deficit of $29.8 million at December 31, 2008.  We cannot assure you that our future planned operations will be implemented successfully or that we will ever have profits.  Furthermore, we are experiencing the initial costs and uncertainties of a young operating company, including start-up expenditures, unforeseen costs and difficulties, complications, and delays, all of which must be resolved and/or paid without the benefit of a predictable revenue stream.  We cannot be sure that we will be successful in meeting these challenges and addressing these risks and uncertainties.  If we are unable to do so, then we may be required to scale back our business, sell or license some or all of our technology or assets, or curtail or cease operations.

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

We began our operations in 1999 but we did not adopt the SaaS on-demand Web Application delivery model until 2005, and we have recently changed our basic business model. Our limited operating history in the SaaS industry may not provide a meaningful basis on which to evaluate our business. Since our inception our revenues have not always grown from year to year.  We cannot assure you that we will achieve our growth targets, or that we will achieve positive cash-flow or profitability, or that we will not incur negative cash flow or net losses in the future. We expect that our operating expenses will increase as we expand. Any significant failure to realize anticipated revenue growth could result in significant operating losses beyond our forecasts. We will continue to encounter risks and difficulties frequently experienced by companies at a similar stage of development, including our potential failure to:

•                                          maintain and improve our technology;

•                                          expand our product and service offerings and maintain the high quality of products and services offered;

•                                          sell subscriptions to our products and offerings by our Syndication Partners to sufficient, quality customers to produce revenues adequate to meet our operating needs;

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

Our major competitors may be better able than us to successfully endure downturns in our markets. In periods of reduced demand for our products, we can either choose to maintain market share by reducing our subscription prices to meet competition or maintain subscription prices, which likely would result in sacrifice of our market share. Sales and overall profitability would be reduced and sustained losses may continue in either case. In addition, we cannot be assured that additional competitors will not enter our existing markets, or that we will be able to compete successfully against existing or new competition.

We have a history of losses and we may not achieve profitability in the future.

We have not been profitable on a quarterly or annual basis since our formation. Our operations resulted in a net loss of $19.4 million for the year ended December 31, 2008 and $4.0 million for the year ending December 31, 2007. As of December 31, 2007, our accumulated deficit was $10.4 million and at December 31, 2008, our accumulated deficit was $29.8 million. We expect to make significant future expenditures related to the development and expansion of our business. In addition, as a public company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. As a result of these increased expenditures, we will have to generate and sustain increased revenue to achieve and maintain future profitability. While our revenue has grown somewhat in recent periods, that growth has not been significant and future revenue growth may not be sustainable and we may not achieve sufficient revenue to achieve or maintain profitability. We have incurred and may continue to incur significant losses in the future for a number of reasons, including due to the other risks described in this report, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses for the foreseeable future.

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

Other factors that may affect market acceptance of our Web Applications include our ability to:

•                                          minimize the time and resources required to implement products distributed through an Etelos Marketplace;

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

The market in which we participate is intensely competitive, and if we do not compete effectively, then our operating results may be harmed.  The market for SaaS on-demand Web Applications for business is highly competitive and rapidly changing with relatively low barriers to entry. With the introduction of new technologies and new market entrants, we expect competition to intensify in the future. In addition, pricing pressures and increased competition generally could result in reduced sales, reduced margins, or the failure of our products to achieve or maintain more widespread market acceptance. Often we offer products in an Etelos Marketplace that compete against existing systems that our potential customers have already made significant expenditures to install. Competition in our market is based principally upon service breadth and functionality; service performance, security and reliability; ability to tailor and customize services for a specific company, vertical or industry; ease of use of the service, speed and ease of deployment, integration and configuration; total cost of ownership, including price and implementation and support costs; professional services implementation; and financial resources of the vendor.

We face competition from both traditional software vendors and other SaaS providers. Many of our actual and potential competitors enjoy substantial competitive advantages over us, such as greater name recognition, longer operating histories, more varied products and services, and larger marketing budgets, as well as substantially greater financial, technical, and other resources. In addition, many of our competitors have established marketing relationships and access to larger customer bases, and have major distribution agreements with consultants, system integrators, and resellers. If we are not able to compete effectively, then our operating results will be harmed.

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

We have decreased our number of full-time employees from 46 at June 30, 2008, to 13 as of December 31, 2008.  All of these remaining employees are on deferred salary, ranging from 10% to 100% of base salary, and there is no assurance that any of these personnel will be able to continue to work on this payment arrangement. Our operating plan has placed, and our anticipated growth plan is expected to continue to place, a significant strain on our very limited managerial, administrative, operational, financial, and other resources, compounded by these recent reductions in headcount. Although we will be required to continue to improve our operational, financial, and management controls and our reporting procedures it is clear that we may not be able to do so effectively and may not be able to recruit or retain adequate, qualified personnel to meet our operating demands. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or operating expenses in any particular quarter.

Our customers are individuals, small and medium-sized businesses, and divisions of large companies, which may increase our costs to reach, acquire and retain customers.

We market and distribute our products and services and other offerings in Etelos Marketplaces to individuals, SMBs, and divisions of large companies. To grow our revenue quickly, we must add new customers, sell additional services to existing customers, and encourage existing customers to renew their subscriptions. However, selling to and retaining individuals and SMBs can be more difficult than selling to and retaining large enterprises because SMB customers tend to be more price sensitive and more difficult to reach with broad marketing campaigns.  In addition, individuals and SMBs have high churn rates in part because of the nature of their businesses and often lack the staffing to benefit fully from our products.  Further, individuals and SMBs often require higher sales, marketing, and support expenditures by vendors that sell to them per revenue dollar generated for those vendors.

Many of our customers are price sensitive, and if the prices that we or our Syndication Partners charge for subscriptions to products or services offered in an Etelos Marketplace are unacceptable to our customers, then our operating results will be harmed.

Many of our customers are price sensitive, and we have limited experience with respect to determining the appropriate prices for our products or services. In addition, we have no control over prices charged by our Syndication Partners for their products or services offered in an Etelos Marketplace. As the market for our products or services matures, or as new competitors introduce new products or services that compete with ours, we may be unable to renew agreements with existing customers or attract new customers at the same price or based on the same pricing model as previously used. As a result, it is possible that competitive dynamics in our market may require us to change pricing models or reduce prices, which could harm our revenue, gross margin, and operating results.

We may not be able to prevent others from unauthorized use of our patents and other intellectual property, which could harm our business and competitive position.

Our success depends, in part, on our ability to protect our proprietary technologies. We own multiple filed United States and foreign patent applications covering our technology and we expect to file more U.S. and foreign patent applications in the future. We have filed to protect most of those patents in many foreign countries. But the process of seeking patent protection can be lengthy and expensive and we cannot assure that our patent applications will result in patents being issued, or that our existing or future issued patents will be sufficient to provide us with meaningful protection or commercial advantages.  We also cannot assure that our current or potential competitors do not have, and will not obtain, patents that will prevent, limit or interfere with our ability to make, use or sell our technology or operate an Etelos Marketplace.

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

We have not maintained operating controls or logs, or initiated or conducted any forensic, code history, ‘genealogy’ or other forms of audit, analysis, processes, training, or code review of software code incorporated into any Etelos product or in other products offered by Syndication Partners in an Etelos Marketplace. We do not review the intellectual property rights related to products or services offered by Syndication Partners in an Etelos Marketplace. These products may include code subject to various forms of ‘open source’, ‘copyleft’, or similar licenses that require as a condition of modification or distribution of software subject to such license(s) that (i) such software or other software combined or distributed with such software be disclosed or distributed in source code form, or (ii) such software or other software combined or distributed with such software, and any related intellectual property, be licensed on a royalty-free basis, including for the purposes of making additional copies or derivative works of such software.  This may adversely affect our ability to patent certain inventions or to license or distribute certain products - whether by open source license or other form of license or right - and may result in liability to unknown parties for infringement of their patents or other intellectual property rights.

We require our Syndication Partners to indemnify us for intellectual property claims but we cannot assure that these agreements will be enforceable.

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

Our success and future growth depends to a significant degree on the skills and continued services of our management team, especially Daniel J.A. Kolke, our interim Chief Executive Officer, Acting Chief Financial Officer, and Chairman of the Board. The loss of the services of any member of our management team for any reason may have a material adverse effect on our business and prospects.  We do not maintain key man insurance on any members of our management team, including Mr. Kolke.

Subsequent to the termination of our former Chief Executive Officer, we significantly and materially reduced our management team and have not hired replacements for the management team in the positions of Vice President and Chief Financial Officer, Vice President – Marketing, Vice President Corporate Development, and Vice President – Human Resources, as well as several other Director-level positions, primarily in non-technical positions throughout the Company.  We did not fill these positions in the period ending December 31, 2008, and we have not filled any of these positions to the date of this report.

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

We plan to expand our sales force and our services and support teams to increase our customer base and revenue. We believe that there is significant competition for sales, service, and support personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in part, on our success in recruiting, training, and retaining sufficient numbers of personnel to support our growth. New hires require significant training and, in most cases, take significant time before they achieve full productivity. Our recent hires and planned hires may not become as productive as we expect and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business. If these expansion efforts are not successful or do not generate a corresponding increase in revenue, then our business will be harmed.

If we are unable to cost-effectively market and distribute our products to our target customers, then our ability to grow our revenue quickly and become profitable will be harmed.

Our quarterly operating results may fluctuate in the future. As a result, we may fail to meet or exceed the expectations of research analysts or investors, which could cause our stock price to decline. Also period-to-period comparisons of our operating results may not be meaningful. You should not rely on the results of one quarter as an indication of future performance.

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

We host many of our services and serve a significant number of our customers from third-party data center facilities with Network OS, located in the greater Seattle Washington area. We do not control the operation of these facilities. These facilities may be vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, terrorist attacks, power losses, telecommunications failures, and similar events. These facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice, or other unanticipated problems could result in lengthy interruptions in our services.

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

Because we deliver products as a service through an Etelos Marketplace, errors or defects in the Web Applications underlying the service, or a failure of our hosting infrastructure may make the service unavailable to our customers. Because our customers use the products to manage critical aspects of their business, any errors, defects, disruptions in service, or other performance problems with the products, whether in connection with the day-to-day operation of the products, upgrades or otherwise, could damage our customers’ businesses. If we have any errors, defects, disruptions in service, or other performance problems with the products, then customers could elect not to renew their subscriptions or delay or withhold payment to us. As a result, we could lose future sales or customers may make warranty claims against us or our Syndication Partners, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable, or costly litigation.

If our security measures are breached and unauthorized access is obtained to a customer’s data, then we may incur significant liabilities, our service may be perceived as not being secure, and customers may curtail or stop using our products.

The products and services we offer in an Etelos Marketplace involve the storage of large amounts of our customers’ sensitive and proprietary business information. If our security measures are breached as a result of third-party action, employee error, malfeasance, or otherwise, and someone obtains unauthorized access to our customers’ data, then we could incur significant liability to our Syndication and Marketplace Partners, our customers, and to individuals or businesses whose information was being stored by our customers, our business may suffer and our reputation may be damaged. Because techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. If an actual or perceived breach of our security occurs, then the market perception of the effectiveness of our security measures could be harmed and we could lose sales and customers.

If we are unable to develop new products or services, distribute our products or services into new markets, or add Syndication Partners to offer their products or services for distribution in an Etelos Marketplace, then our revenue growth will be harmed and we may not be able to achieve profitability.

Our ability to attract new customers and to increase revenue from existing customers will depend in large part on our ability to enhance and improve our existing products and to add new Marketplace Partners and new Syndication Partners to offer their products and services and distribute into new markets. The success of any enhancement or new Syndication Partner offering depends on several factors, including the timely completion, introduction, and market acceptance of the enhancement, product or service. Any new product or service offered by a Syndication Partner or that we develop or acquire may not be introduced in a timely or cost-effective manner and may not achieve the broad market acceptance necessary to generate significant revenue. Any new markets into which we attempt to distribute our products or services may not be receptive. If we are unable to successfully develop or acquire new products or services, enhance our existing products and services to meet customer requirements, or distribute our products and services into new markets, then our revenue will not grow as expected and we may not be able to achieve profitability.

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

During our audit for the year ended December 31, 2008, we identified material weaknesses in our internal controls. The material weaknesses relate to the absence of specific policies and procedures for some accounting functions and the need for accounting personnel who possess the skill sets necessary to operate and report as a public company, and specifically the skills necessary to ensure that adequate review of critical account reconciliations is performed and that supporting documentation is complete, accurate, and in accordance with generally accepted accounting principles. Our financial position and limited resources make it difficult for us to address these weaknesses.  If we fail to address these material weaknesses or if additional material weaknesses in our internal controls are discovered in the future, then we may fail to meet our future reporting obligations, our financial statements may contain material misstatements and the price of our common stock may decline.

Implementing any appropriate changes to our internal controls may distract our officers and employees, entail substantial costs to modify our existing processes, and add personnel and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our stock price and make it more difficult for us to effectively market and distribute our products and services to new and existing customers.

Material defects or errors in the software we use to deliver our products and services and the offerings by our Marketplace and Syndication Partners could harm our reputation, result in significant costs to us, and impair our ability to distribute our services.

The Web Applications underlying the offerings in an Etelos Marketplace are inherently complex and may contain material defects or errors, particularly when first introduced or when new versions or enhancements are released. We have, from time to time, found defects in our products and services, and new errors in our existing software and services may be detected in the future. We have no actual knowledge, but we reasonably expect that the products and services offered by our Syndication Partners may have similar errors and/or defects. Any errors or defects that cause interruptions to the availability of our services and the services for our Marketplace Partners could result in:

•                                          a reduction in sales or delay in market acceptance of services from us or our Marketplace Partners;

•                  sales credits or refunds to our customers and customers of our Marketplace Partners;

•                  loss of existing customers and difficulty in attracting new customers;

•                  diversion of development resources;

•                  harm to our reputation, or the reputation of our Marketplace Partners; and/or

•                  increased warranty and insurance costs.

After the release of our services, defects or errors may also be identified from time to time by our internal team, our Marketplace and Syndication Partners, and by our customers. The costs incurred in correcting any material defects or errors in such products or services may be substantial and could harm our operating results.

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

Our customers can use the products and services offered in an Etelos Marketplace to store personal or identifying information regarding their customers and contacts. Super-national, federal, state and other government bodies and agencies have adopted or are considering adoption of laws and regulations regarding the collection, use, and disclosure of personal information obtained from consumers and other individuals. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to the businesses of our customers may limit the use and adoption of our products and services and reduce overall demand.

In addition to government activity, privacy advocacy groups and the technology and other industries are considering various new, additional, or different self-regulatory standards that may place additional burdens on us and our Marketplace and Syndication Partners. If the gathering of personal information were to be curtailed, then Web-based applications would be less effective, which may reduce demand for the products and services offered in an Etelos Marketplace and harm our business.

Our operating results may be harmed if we are required to collect taxes for our subscription services in jurisdictions where we have not historically done so.

We have not collected any sales or other taxes from our customers or remitted any such taxes to any taxing jurisdiction where we may be required to do so. We have begun an analysis of this issue but to date have not made any accrual for any potential liability.  In addition, additional taxing jurisdictions at various local, national and super-national levels may seek to impose sales or other tax collection obligations on us.  We have not recorded sales or other tax liabilities for the years ended December 31, 2008 or 2007, in respect of sales or other tax liabilities in any jurisdiction. A successful assertion that we should be collecting sales or other taxes on our service could result in substantial tax liabilities for past sales, discourage customers from purchasing our products, or otherwise harm our business and operating results.

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

In June 2008, Kaufman Bros. L.P. filed suit against us in the United States District Court for the Southern District of New York (Case No. 80 CV 5716) and sought a temporary restraining order and other extraordinary relief.  The complaint arose out of an advisory services agreement, pursuant to which Kaufman Bros. was to provide us with advisory services in connection with financings and strategic transactions. We notified Kaufman Bros. that we believed it had failed to provide the required services under the agreement, and that we were therefore entitled to terminate the agreement for cause. In the suit, Kaufman Bros. was seeking (i) monetary damages of $400,000 for anticipatory breach of the agreement; (ii) $73,800 in fees allegedly owed in connection with a previously closed financing transaction; (iii) and injunction prohibiting us from cancelling any shares issued to Kaufman Bros. as compensation, (iv) a declaration from the court that we are not entitled to a refund of any fees previously paid to Kaufman Bros., and (v) a declaration that we are obligated to pay Kaufman Bros. a commission on any financing or transaction that we enter into within 18 months following the termination of the agreement.  On July 15, 2008, Kaufman Bros. voluntarily filed a notice of dismissal without prejudice.  Settlement discussions were unsuccessful and, on July 31, 2008, Kaufman Bros. re-filed substantially the same claims in the Supreme Court of New York - County of New York (Index No. 08-602239). Effective on December 5, 2008, the Company entered into a settlement agreement with Kaufman Bros., pursuant to which (i) the Company agreed to pay to Kaufman Bros. $210,000, in twelve monthly installments of $17,500; (ii) the Company issued to Kaufman Bros. warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.75 per share, which warrants have a term of five years; (iii) the Company and Kaufman Bros. agreed immediately to terminate all provisions, terms and conditions of the advisory services agreement and exchanged mutual releases; and (iv) Kaufman Bros. agreed to dismiss the pending lawsuit in the Supreme Court of New York, without prejudice. Subsequent to entering into the settlement agreement, we have not fully complied with our payment obligations under the settlement agreement but, through the date of filing of this report, Kaufman Bros. has not exercised any of its remedies for default under the settlement agreement.

On October 31, 2008, the Company closed its offices in San Mateo, California and abandoned the leased premises of its former offices there.  The landlord for these premises has asserted a claim for $659 thousand for alleged unpaid rent and other amounts and filed a proceeding in the Superior Court of San Mateo County, California (Case No. CIV 479535) on December 19, 2008.  This matter is pending and the Company intends to defend its position.

On September 18, 2008, the employment of Jeffrey L. Garon as president and chief executive officer of the Company was terminated.  On October 19, 2008, Mr. Garon resigned from the Board of Directors.  Mr. Garon and the Company entered into an Employment Agreement dated August 11, 2007, which provided certain benefits to Mr. Garon in the event of termination of his employment, and granted to the Company certain rights to repurchase shares issued on behalf of Mr. Garon pursuant to his employment agreement.  The Company and Mr. Garon have been engaged in discussions about these benefits and rights, and no final agreement has been reached as of the filing date of this report.

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

As part of our reduction of monthly cash operating expenses during the quarter ended December 31, 2008, and continuing after the end of the quarter, we placed all employees on partial deferrals of salary, ranging from 10% to 100% of base salary.  At the end of the quarter, until the filing date of this report, this deferral amount remains unpaid, including amounts due to employees who subsequently were terminated.  On December 17, 2008, we received notice that one employee has filed a claim with the California Labor Commissioner; that claim has not been resolved. No other employee has asserted a claim or demand for immediate payment of these unpaid amounts but the assertion of such claims or demands by such employees, or by other governmental authorities, is foreseeable.

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

As of December 31, 2008, our officers, directors, and affiliates beneficially own approximately 72 percent of our common stock and 60 percent of our preferred stock. As a result, if they act together, they are able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions, including business combinations. This concentration could also have the effect of delaying or preventing a change in control that could otherwise be beneficial to our stockholders. The interests of our officers, directors, and affiliates may differ from other stockholders. Furthermore, the current ratios of ownership of our common stock reduce the public float and liquidity of our common stock, which can in turn affect the market price of our common stock.

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

Actual sales or the prospect of future sales of shares of our common stock pursuant to a prospectus or under Rule 144 may have a depressive effect upon the price of, and market for, our common stock.  As of December 31, 2008, 23,027,624 shares of our common stock were issued and outstanding, of which 18,017,624 are “restricted securities” and under some circumstances may, in the future, be under a registration under the Securities Act or in compliance with Rule 144 adopted under the Securities Act.  In general, under Rule 144, subject to the satisfaction of other conditions, a person who has beneficially owned restricted shares of common stock for at least one year is entitled to sell, within any three month period, a number of shares that does not exceed the greater of 1 percent of the total number of outstanding shares of the same class; or if the common stock is quoted on NASDAQ or a stock exchange, the average weekly trading volume during the four calendar weeks immediately preceding the sale.  We cannot predict what effect, if any, that sales of shares of common stock, or the availability of these shares for sale, will have on the market prices prevailing from time to time.  Nevertheless, the possibility that substantial amounts of common stock may be sold in the public market may adversely effect prevailing prices for our common stock and could impair our ability to raise capital in the future through the sale of equity securities.

In addition to the 18,017,624 shares of “restricted securities” that were issued and outstanding as of December 31, 2008, we have a registration statement that registers for resale an aggregate of 1,906,557 shares of our common stock. The additional overhang represented by these registered securities could also have a depressive effect on the public trading price of our common stock.

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

In addition, in connection with our January 2008 and April 2008 Debentures, in the aggregate, we issued a total of $5.5 million principal amount of convertible debentures, convertible into 4,074,074 shares of our common stock, and warrants to purchase an additional 611,111 shares of our common stock.  We agreed to register for resale by the investors the shares of common stock issuable upon the conversion of the debentures and the exercise of the warrants we issued in those private placements. The conversion or exercise into our common stock and the registration of that common stock could result in a substantial increase in the number of shares in our public float.  Depending upon market liquidity at the time a resale of our common stock is made by the investors in such private placements, such sale could cause the trading price of our common stock to decline.  In addition, the sale of a substantial number of shares of our common stock, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

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

ITEM IB.                UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                  PROPERTIES

Our corporate headquarters is located in Maple Valley, Washington, but we do not own or lease any real property and conduct the major portion of our business activities virtually: using the Internet and other telecommunications tools like those we offer for distribution in Etelos Marketplaces. We believe that our existing properties are in good condition and are sufficient and suitable for the conduct of our business. Our requirements for property are not unique or specialized; if and when the need arises, we believe that suitable space will be available to us on commercially reasonable terms.

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

In June 2008, Kaufman Bros. L.P. filed suit against us in the United States District Court for the Southern District of New York (Case No. 80 CV 5716) and sought a temporary restraining order and other extraordinary relief.  The complaint arises out of an advisory services agreement, pursuant to which Kaufman Bros. was to provide us with advisory services in connection with financings and strategic transactions. We notified Kaufman Bros. that we believed it had failed to provide the required services under the agreement, and that we were therefore entitled to terminate the agreement for cause. In the suit, Kaufman Bros. was seeking (i) monetary damages of $400,000 for anticipatory breach of the agreement; (ii) $73,800 in fees allegedly owed in connection with a previously closed financing transaction; (iii) and injunction prohibiting us from cancelling any shares issued to Kaufman Bros. as compensation, (iv) a declaration from the court that we are not entitled to a refund of any fees previously paid to Kaufman Bros., and (v) a declaration that we are obligated to pay Kaufman Bros. a commission on any financing or transaction that we enter into within 18 months following the termination of the agreement.  On July 15, 2008, Kaufman Bros. voluntarily filed a notice of dismissal without prejudice.  Settlement discussions were unsuccessful and, on July 31, 2008, Kaufman Bros. re-filed substantially the same claims in the Supreme Court of New York - County of New York (Index No. 08-602239). Effective on December 5, 2008, the Company entered into a settlement agreement with Kaufman Bros., pursuant to which (i) the Company agreed to pay to Kaufman Bros. $210,000, in twelve monthly installments of $17,500; (ii) the Company issued to Kaufman Bros. warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.75 per share, which warrants have a term of five years; (iii) the Company and Kaufman Bros. agreed immediately to terminate all provisions, terms and conditions of the advisory services agreement and exchanged mutual releases; and (iv) Kaufman Bros. agreed to dismiss the pending lawsuit in the Supreme Court of New York, without prejudice. Subsequent to entering into the settlement agreement, we have not fully complied with our payment obligations under the settlement agreement but, through the date of filing of this report, Kaufman Bros. has not exercised any of its remedies for default under the settlement agreement.

On October 31, 2008, the Company closed its offices in San Mateo, California and abandoned the leased premises of its former offices there.  The landlord for these premises has asserted a claim for $659 thousand for alleged unpaid rent and other amounts, and filed a proceeding in the Superior Court of San Mateo County, California (Case No. CIV 479535) on December 19, 2008.  This matter is pending and the Company intends to defend its position.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of stockholders during the fourth quarter of fiscal year 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity

Effective April 29, 2008, shares of our common stock began being quoted on the OTC Bulletin Board under the symbol “ETLO.”  The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities.  The OTC Bulletin Board securities are traded by a community of market makers that enter quotes and trade reports.  This market is extremely limited and any prices quoted may not be a reliable indication of the value of our common stock.

The following table sets forth the high and low bid prices per share of our common stock by the OTC Bulletin Board for the periods indicated as reported on the OTC Bulletin Board.

For the year ended December 31, 2008	High	Low
Fourth Quarter	$1.25	$0.10
Third Quarter	$14.00	$1.15
Second Quarter (Commencing April 29, 2008)	$4.99	$0.76

The quotes represent inter-dealer prices, without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.  The trading volume of our securities fluctuates and may be limited during certain periods.  As a result of these volume fluctuations, the liquidity of an investment in our securities may be adversely affected.

Holders of Record

As of December 31, 2008, there were 23,027,624 shares of our common stock outstanding held by approximately 145 holders of record.

Transfer Agent

Our transfer agent is BNY Mellon Shareowner Services, P.O. Box 358016, Pittsburgh, PA 15252.

Dividends

We have never declared or paid any cash dividends on our common stock.  For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock.  In addition, we are restricted from paying any dividends on our common stock under the terms of our January debentures and April debentures.  Any future determination to pay dividends will be at the discretion of our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans

The table below sets forth information as of December 31, 2008, with respect to compensation plans under which our common stock is authorized for issuance.  The figures related to equity compensation plans approved by security holders relate to options granted under the 1999 Stock Option Plan and the 2007 Stock Incentive Plan.  We do not have any equity compensation plans not approved by its security holders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
Equity compensation plans approved by security holders	4,086,497	$0.26	791,145

ITEM 6.                  SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 7.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes and other financial information appearing elsewhere in this report. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation, the disclosures made under “Item 1A. Risk Factors” included in Part I of this report.

Overview

We are a provider of tools and services for the development and distribution of Web Applications.  We generate revenues from a share of revenues generated by the sales of subscriptions to use Web Applications developed by us and by our Syndication Partners, which are offered through Etelos Marketplaces developed and operated by us.  Our principal cost of revenue is hardware, software, and network connectivity used in connection with the delivery of our products and services.  Our primary operating expenses are for personnel costs, especially in technology research and development.

During the quarter ended December 31, 2008, we took significant steps intended to improve our operating results, ranging from changing the focus of our business model from an end-user-focused model to a focus on enterprise customer sales to reducing monthly cash operating expenses by aggregate workforce reductions of over 70% and relocating our corporate headquarters to lower cost facilities.  The shift in business focus is a fundamental change, and the reduction of operating expenses is a one-time exercise in survival that has thus far been successful, but this exercise is not completed and has created a substantial working capital deficit that must be addressed and resolved.

Similar to other companies, we have suffered the effects of the current adverse economic conditions.  For this reason, as discussed in more detail elsewhere in this report, we have not been making recent payments due and owing on our outstanding debt securities, including our January 2008 Debentures and April 2008 Debentures.  As a result the holders of such securities may declare us in default and demand that all amounts due thereunder be immediately paid in cash, and with respect to our January Debentures and April Debentures, the holders may demand that we pay 130 percent of the outstanding principal amount and interest.  If such demand was made, then we do not currently have the financial resources to make the payments owed. In addition, the holders of our January Debentures and April Debentures may have the right to foreclose on substantially all of our assets pursuant to the terms of the security agreement we entered into with such holders and they would have the right to take possession of our assets and operate our business.  Though we are in regular communication with the holders of our outstanding debt securities, and none of them have demanded payment or exercised other remedies due to our current default under such securities, we can give no assurances that the holders will not exercise their remedies in the future.

We need immediate and substantial cash to continue our operations. Management has projected that the combination of cash on hand will be sufficient to allow us to continue our operations only through June 2009, and only if the holders of our outstanding debt securities do not demand payment of such securities or exercise other remedies. If cash reserves are not sufficient to sustain operations, then we plan to raise additional capital by selling shares of our capital stock or other securities.  However, there are no commitments or arrangements for future financings in place at this time and we can give no assurance that such capital will be available on favorable terms, or at all.  If we cannot obtain financing, then we may be forced to further curtail our operations, cease voluntarily filing reports with the SEC, or possibly be forced to evaluate a sale or liquidation of our assets, or consider strategic alternatives such as bankruptcy.  Even if we are successful in raising additional funds, there is no assurance regarding the terms of any additional investment and any such investment or other strategic alternative would likely substantially dilute or eliminate the interests of our stockholders.

Corporate Changes

During the last quarter of the year ended December 31, 2008, as well as after the year ended, we took various steps to reduce monthly cash operating expenses and bring our expenses closer in line with available working capital and anticipated revenues goals, including further reductions in our workforce and the relocation of our corporate headquarters from space that we were already leasing in Renton, Washington to a lower cost space. For more information regarding the reduction in force and the relocation of our corporate headquarters, please see “Note 14. Restructuring” to our financial statements included in this report.

As part of our reduction of monthly cash operating expenses during the last two quarters of the year ended December 31, 2008, and continuing to the date of this report, we placed all employees on partial deferrals of salary, ranging from 10% to 100% of base salary.  At the end of the quarter, and as of the filing date of this report, the amount of this deferral, which has been accrued, remains unpaid, including amounts due to employees in our California office who subsequently were terminated during the quarter ending September 30, 2008.

We also had a number of changes in our executive management team.  On September 18, 2008, Jeffrey L. Garon’s employment as our president and chief executive officer was terminated, and we appointed Daniel J.A. Kolke as our interim chief executive officer.  Mr. Kolke, who founded Etelos in 1999, had been and continues to be the chairman of our board of directors and our chief technology officer. Mr. Garon subsequently resigned from our board of directors on October 19, 2008.  Effective October 31, 2008, David S.G. MacKenzie resigned as our vice president and chief financial officer, but he continued to serve as an advisor and consultant to us through the end of the quarter.  Daniel J.A. Kolke also serves as our interim chief financial officer.

On October 20, 2008, the Board elected Robert L. Thordarson to fill a vacancy on our board of directors until the next shareholders’ meeting.

Certain of the steps we have taken to reduce monthly cash operating expenses, including the termination of employment of our employees and the abandonment of office facilities, may result in claims against us from the affected parties.  See the risk factor entitled, “We may be subject to other legal claims” contained in Item 1A of Part I of this report.

Recent Financings

Series A Financing

During the month of December 2008, we closed a round of financing for the sale of 833,333 shares of our Series A Preferred Stock at $0.75 per share, for an aggregate purchase price of $625 thousand, and warrants to purchase 833,333 shares of common stock of the Company, at an exercise price of $0.75 per share, and a three year term.  This financing was led by Daniel J.A. Kolke, our founder, chairman, chief executive officer, acting chief financial officer, and chief technology officer, with participation from two of our directors and other prior investors. The holders of the January 2008 Debentures and the April 2008 Debentures consented to this financing, but did not participate.

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

For a more detailed discussion of our April 2008 Debentures, please see the discussion under the caption “April 2008 Debentures” under “Note 10. Convertible Notes and Debentures and Embedded Derivative and Warrant Liability” to our financial statements contained in this report.

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

The warrants are three year warrants to purchase shares of our common stock at a price of $1.80 per share, subject to adjustment, including full-ratchet anti-dilution protection.  As of December 31, 2008, none of these warrants had been exercised.

For a more detailed discussion of our January 2008 Debentures, please see the discussion under the caption “January 2008 Debentures” under “Note 10. Convertible Notes and Debentures and Embedded Derivative and Warrant Liability” to our financial statements contained in this report.

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

Revenue Recognition

We provide Web Applications as a subscription service using the Software-as-a-Service (SaaS) or software-on-demand business model and allow third parties to offer their products and service through Storefronts in an Etelos Marketplace, and to advertise on our web site or in our annual magazine for a fee.  We also license our software under perpetual and term licenses.  Revenues are recognized on these service and licensing transactions using the criteria in Securities and Exchange Commission Staff Accounting Bulletin 104, “Revenue Recognition in Financial Statements” (SAB 104) and SOP 97-2, “Software Revenue Recognition”, (SOP 97-2) respectively, which both provide that revenue may be recognized when all of the following criteria are met:

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

Internal Use Software

Under SFAS NO. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (SFAS 86), costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established.  Alternatively, Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1), applies to software development costs that are not related to software to be sold, licensed, leased or otherwise marketed as a separate product or as part of a product or process and are within the scope of SFAS 86.  Under SOP 98-1, software development costs incurred for software that is only used internally, including costs incurred to purchase third party software, are capitalized beginning when the Company has determined certain factors are present, including among others, that technology exists to achieve the performance requirements, buy versus internal development decisions have been made, and the Company’s management has authorized the funding for the project.  We must determine whether SFAS 86 or SOP 98-1 is applicable to our software development costs.  We then must determine when software capitalization should begin and cease and what costs under the applicable standard can be capitalized.  Both of these tasks involves considerable judgment and can result in material different amounts of software being capitalized and have a significant impact on our reported results of operations.  To date, because we plan to license all our software products, we have determined that the provisions of SFAS 86 should be applied to the cost of our product development.  As products and enhancements have generally reached technological feasibility and have been released for sale at substantially the same time, all research and development costs have been expensed.

Stock-Based Compensation Expense

Effective January 1, 2006, we adopted SFAS 123R using the modified prospective method and therefore have not restated prior periods’ results. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation expense net of an estimated forfeiture rate and therefore only recognize compensation cost for those shares expected to vest over the service period of the award.  Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and the pre-vesting option forfeiture rate. We estimate the expected life of options granted based on historical exercise patterns, which we believe are representative of future behavior. We estimate the volatility of our common stock on the date of grant based on the historical volatility of other publicly traded companies in our industry. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate, as well as the probability that performance conditions that affect the vesting of certain awards will be achieved, and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised, and cancelled. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The quarter ended December 31, 2008, was a highly volatile period for the economy on a global basis, during which period the Company found it necessary to take drastic measures to reduce operating expenses, but the likelihood of success of these efforts cannot be predicted.  Therefore the forfeiture rate in the quarter ended December 31, 2008, and for the period up to the filing date of this report, was very high.  It is not known whether this forfeiture rate will be maintained in the future; management will continue to monitor its estimates.

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

Results of Operations

Fluctuations in Operating Results

Year Ended December 31, 2008, Compared with Year Ended December 31, 2007

Revenues

Revenues were $123 thousand and $304 thousand for the years ended December 31, 2008 and 2007, respectively. Revenues decreased by $181 thousand, or 60 percent, in the year ended December 31, 2008, compared to the same period in 2007.  The decrease in revenues is due in part to reductions in revenues generated from the sale of newsletters and related hosting services and a one-time sale of software in June 2007.    In the year ended December 31, 2008, and to the date of this report, we also experienced a significant decline in sales of our customer resource management product, which had been introduced in mid-2007.

Cost of Revenue

Cost of revenue includes our costs of hardware, software and other resources used in delivery of our products and services. Cost of revenue was $542 thousand and $315 thousand for the years ended December 31, 2008 and 2007, respectively. Cost of revenue for the year of 2008 increased by $227 thousand, or by 72 percent.  The increase in cost of revenue from 2007 to 2008 was primarily attributable to the increased costs of hosting and Internet bandwidth associated with the deployment of our products and services. Stated as a percentage of revenues, cost of revenue for the year ending December 31, 2008, was 440 percent and for the corresponding period of 2007 was 103 percent.

Operating Expenses

Research and Development.  Research and development expenses include primarily employee and employee related expenses. Research and development expenses were $2.6 million and $2.0 million for the years ended December 31, 2008 and 2007, respectively. Stated as a percentage of revenues, research and development expense for the corresponding periods was 2,151 percent and 642 percent, respectively.  Research and development expenses increased by $600 thousand or by 30 percent, in the year ending December 31, 2008, compared to the same period in 2007.  This increase was primarily due to increased salary and benefits expenses for engineers engaged in research and development.

Sales and Marketing Expenses.  Sales and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel and travel, advertising, promotions, trade shows, seminars, and other programs. Sales and marketing expenses were $1,662 thousand and $812 thousand for the years ended December 31, 2008 and 2007, respectively. The $850 thousand, or 105 percent, increase in sales and marketing expense was due to increased activities of sales and marketing. Stated as a percentage of revenues, sales and marketing expense for the corresponding periods was 1,351 percent and 267 percent, respectively.

General and Administrative.  General and administrative expenses include payroll and related employee benefits, and other headcount-related costs associated with finance, facilities, legal and other administrative expenses. General and administrative expenses were $3,153 thousand and $923 thousand for the years ended December 31, 2008 and 2007, respectively. The $2,230 thousand, or 341 percent, increase in general and administrative expense was primarily attributable to increased hiring of accounting, administrative, legal, and compliance personnel and greater use of consultants and temporary personnel to support being a public company.  Stated as a percentage of revenues, general and administrative expense for the corresponding periods was 25,634 percent and 303 percent, respectively.

Restructuring

Restructuring costs of $632 thousand for the year ended December 31, 2008, consisted primarily of employee related costs and $339 thousand in office rent obligations.  There were no similiar costs in 2007.

Other Income (Expense)

Net other expense for the year ended December 31, 2008, is $13.4 million, and it is related to the costs associated with completing the merger with Tripath. The merger-related costs include the value of 5,010,000 shares of Etelos common stock paid to Tripath creditors, which were valued on April 22, 2008, at $2.63 per share for a total cost of $13.2 million, and legal, accounting and other professional fees paid to complete the Merger.

Interest Expense

Net interest expense was $(2,623) thousand for the year ended December 31, 2008, compared to $362 thousand for the comparable period of 2007. Interest expense primarily consisted of $2,872 thousand of amortization of notes discount, $991 thousand of beneficial conversion of interest conversion, and $479 thousand of interest expense on convertible notes and debentures, offset by a change in the valuation of liability relating to embedded derivatives and warrants of $(6,965) thousand for the year ended December 31, 2008, compared to $80 thousand of amortization of notes discount and $282 thousand of interest expense on convertible notes for the year ended December 31, 2007.

Net Loss

Our net loss was $19.4 million and $4.0 million for the years ended December 31, 2008 and 2007, respectively, an increase of $15.4 million, or 385 percent.  The increase in net loss from 2007 to 2008 was primarily due to decreased revenue and increased salaries and general and administrative expenses and other employee-related costs incurred during a period of transition in which we were deeply involved in preparations for completing the reverse merger process, in addition to the Merger and interest charges explained above.

Liquidity and Capital Resources

On December 31, 2008, we had $7 thousand in cash and cash equivalents, net accounts receivable of $60 thousand, and prepaid expenses and other current assets of $46 thousand. Our working capital deficit at December 31, 2008, was $10.4 million, compared to a deficit of $3.5 million at December 31, 2007. The increase in working capital deficit is mainly attributable to the warrant and derivative liability recorded in prior periods and further discussed in “Note 6- Convertible Notes and Debentures and Embedded Derivative and Warrant Liability” in our financial statements included in this report.

Net cash used by operating activities during the year ended December 31, 2008, was $7 million, compared to $3 million during the period year December 31, 2007. The primary use of cash from operating activities during the year ended December 31, 2008, was merger-related expenses of $13.2 million.

Net cash provided by financing activities for year ended December 31, 2008, was $6.2 million, primarily from the issuance of our January 2008 Debentures and our April 2008 Debentures and the sale of the New Series A Preferred shares, further discussed in “Note 6 — Convertible Notes and Debentures and Embedded Derivative and Warrant Liability” in our financial statements included in this report.

Net cash provided by financing activities for the year ended December 31, 2007, was $4.0 million, primarily from the issuance of our 20% Convertible Notes and our 6% Convertible Notes, further discussed in “Note 6 — Convertible Notes and Debentures and Embedded Derivative and Warrant Liability” in our financial statements included in this report.

We are currently in default of our September 2007 notes, January 2008 Debentures, and April 2008 Debentures for failure to make payments when due.  The aggregate principal and accrued interest currently due under these debt securities as of the year ended December 31, 2008, is $7.7 million.  Our January 2008 Debentures and April 2008 Debentures are secured by substantially all of our assets.  If the holders of our outstanding debt securities determine to demand payment and we have insufficient cash to make the required payments, as is currently the case, the holders could force a sale of our assets for their benefit. Under such circumstances, we may need to cease operations or file for protection from claims of our creditors under the federal bankruptcy laws.

We need immediate and substantial cash to continue our operations. Management has projected that the combination of cash on hand will be sufficient to allow us to continue our operations only through June 2009, and only if the holders of our outstanding debt securities do not demand payment of such securities or exercise other remedies. If cash reserves are not sufficient to sustain operations, then we plan to raise additional capital by selling shares of our capital stock or other securities.  However, there are no commitments or arrangements for future financings in place at this time and we can give no assurance that such capital will be available on favorable terms, or at all.  We may need additional financing thereafter until we can achieve profitability.  If we cannot obtain additional financing, then we may be forced to curtail our operations, cease voluntarily filing reports with the SEC, or possibly be forced to evaluate a sale or liquidation of our assets or consider other strategic alternatives such as bankruptcy.  Even if we are successful in raising additional funds, there is no assurance regarding the terms of any additional investment and any such investment or other strategic alternative would likely substantially dilute or eliminate the interests of our stockholders.

Subsequent Events

In the period after the end of the quarter ending December 31, 2008, we entered into a series of bridge loans with certain purchasers of our New Series A Preferred stock and with the holders of our January 2008 and April 2008 Debentures.  In the aggregate these bridge loans were for the principal amount of  $655 thousand, which is estimated to cover our operating expenses through June 2009.  These notes bear interest at ten percent per annum, and have maturities ranging from May 31, 2009, through October 17, 2009.  The notes payable to the holders of our New Series A Preferred stock were accompanied by 146,667 warrants to purchase shares of our Common Stock at $0.75 per share, with a term of five years.  The notes payable to the holder of our January 2008 and April 2008 Debentures are subject to the security interest granted to those holders in connection with those debentures.

Following the end of the year ended December 31, 2008, on additional 394,414 options were cancelled.

Financing Obligations

At December 31, 2008, we had the following financing obligations:

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

As of the filing date of this report, the September 2008, December 2008, and March 2009 principal payments have not been made and the Company does not have, or expect to have, cash on hand to make the payments in the near future; no interest payments have been made for interest accrued since June 15, 2008.  We are in regular communication with the holders of the September 2007 notes and none of the holders have demanded payment or exercised other remedies due to our non-payments, but no assurances can be given that the holders will not exercise their remedies in the future.

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

Operating and Capital Leases

We have non-cancelable leases for corporate facilities and equipment.  Rent expense under the leases totaled $254 thousand and $147 thousand for the periods ended December 31, 2008 and 2007, respectively.  Future minimum rental payments required under non-cancelable leases are as follows for the twelve months ended December 31:

	Operating Leases	Capital Leases

2009	$241	$21
2010	54	13
2011	6	13
2012	5	2
2013	2	—
Total minimum lease payments	$308	$49
Less: amount representing interest		(16)
Present value of minimum lease payments		33
Less: current portion of capital lease obligations		(9)
Long-term capital lease obligations		$24

On October 31, 2008, we closed our offices in San Mateo, California and abandoned the leased premises of our offices there. Also on October 31, 2008, we relocated our Washington offices and abandoned the leased premises of our former offices in Renton, Washington.  The landlord for the San Mateo, California leased premises has asserted a claim against us for $659 thousand and other amounts and filed suit against us in the Superior Court of San Mateo County, California (Case No. CIV 479535).  We intend to defend this claim.  The landlord for the Renton, Washington location has not yet asserted any claim, but the assertion of such claims, and the need for us to defend such claims, is foreseeable.

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of the period ended December 31, 2008.

Going Concern Issue

We remain dependent on outside sources of funding until our results of operations provide positive cash flows.  Our independent auditors issued a going concern explanatory paragraph in their report dated April 24, 2009. With our current level of funding, substantial doubt exists about our ability to continue as a going concern.

During the year ended December 31, 2008, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt and equity raised from qualified individual investors.

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

Effective January 1, 2008, the Company adopted Statements of Financial Accounting Standards (“SFAS”) No.157, Fair Value Measurements, which defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. The adoption of SFAS 157 did not have an impact on the Company’s financial position, results of operations, or cash flows.

The Company also adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115, during the first quarter of fiscal 2009, but we did not elect the fair value measurement option for any eligible financial instruments as of December 31, 2008. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. The adoption of SFAS 159 did not have any impact on the Company’s results of operations or the fair values of its financial assets and liabilities. We could elect this option for new or substantially modified assets and liabilities in the future.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are included beginning on page F-1 of this report:

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurances that material information related to our company is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls as of December 31, 2008.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2008, at the reasonable assurance level for the reasons discussed below related to material weaknesses in our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal controls are intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Our internal controls include policies and procedures that:

1.	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2.

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

3.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2008 as a result of several material weaknesses in our internal controls.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  We have concluded that our internal control over financial reporting as of December 31, 2008, was not effective because of the 100% turnover in accounting department personnel. Therefore, the following material weaknesses have been identified:

1.

we have not completed the design and implementation of effective internal control policies and procedures necessary to provide reasonable assurances regarding accurate and timely financial accounting, recording and reporting of routine and non-routine commitments and transactions and effective management oversight of the accounting for routine and non-routine transactions, or to monitor the effectiveness of our internal controls;

2.

we have not completed the design and implementation of effective internal control policies and procedures necessary to provide reasonable assurance regarding accurate and timely period end financial closing and reporting;

3.	we have not completed the design and implementation of effective internal control policies and procedures related to risk assessment and fraud prevention and detection activities;

4.

we have not completed the design and implementation of effective internal control policies and procedures necessary to provide reasonable assurance regarding the accuracy and integrity of spreadsheets and other “off system” work papers that are used in the financial accounting process;

5.

we have not completed the design and implementation of internal control policies and procedures necessary to provide reasonable assurance with respect to the accuracy and completeness of assertions and disclosures related to significant financial statement accounts, and with respect to IT general and application controls;

6.

we did not maintain sufficient in-house personnel resources with the technical accounting knowledge, expertise and training in the selection, application and implementation of GAAP to certain complex or non-routine transactions; and

7.	we did not maintain adequate segregation of duties for staff members responsible for certain financial accounting and reporting functions.

It is possible that additional material weaknesses may not have been identified. We are in the process of attempting to remediate the above noted material weaknesses, but that remediation was not complete as of December 31, 2008, or the filing date of this report.

Our plans to remediate the identified material weaknesses include: developing action plans to complete the implementation of internal controls necessary to correct each such weakness; assessing the need to take additional actions including, but not limited, to the following: evaluate accounting and control systems to identify opportunities for enhanced controls; recruit and hire additional staff to provide greater segregation of duties; evaluate the need for other employee changes; and evaluate such other actions as our advisors may recommend.  However, our ability to remediate these weaknesses is substantially impaired by our limited financial resources.

Management does not believe that any of the Company’s annual or interim financial statements issued to date contain a material misstatement as a result of the aforementioned weaknesses in our internal control over financial reporting.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this annual report.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.  Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes In Internal Controls over Financial Reporting.

We made the following changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that has materially affected, or is likely to materially affect, our internal control over financial reporting.

During the year ended December 31, 2008, our vice president and chief financial officer resigned, effective October 31, 2008.   He remained an advisor and consultant to us through the end of the quarter.   However, we have not yet appointed any person to serve as our dedicated chief financial officer and, due to our limited financial resources and the risks related to our ability to continue as a going concern, there is no assurance that such an appointment can be made, if at all, in the near future.  Our chief executive officer is currently serving as our acting chief financial officer.  Therefore, we are unable to assure that we have adequate and appropriate controls in place, or that the controls that we do have in place are being managed appropriately.  We will attempt to engage additional appropriate expertise to evaluate and manage our controls as soon as financial resources permit, but there is no assurance when, or if, that will be possible in the foreseeable future.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors are elected by our stockholders to a term of one year and to serve until his or her successor is duly elected and qualified, or until his death, resignation or removal. During the period ending December 31, 2008, the Board elected Andy Liu and Robert Thordarson to fill two vacancies on the Board.  Each of our officers is appointed by our board of directors to a term of one year and serves until his successor is duly elected and qualified, or until his death, resignation or removal from office.

Our bylaws provide that the number of directors which shall constitute our whole board of directors shall not be less than one or more than nine.  The number of directors is determined by resolution of our board of directors or by our stockholders at our annual meeting.  Our current board of directors consists of four directors.

The following table sets forth certain information regarding our executive officers and directors as of July 28, 2008:

Name	Position	Age
Daniel J. A. Kolke	Chairman, Chief Executive Officer and Chief Financial Officer	38
Ronald A. Rudy	Director	66
Andy Liu	Director	32
Robert L. Thordarson	Director	42

Daniel J. A. Kolke.

Mr. Kolke founded Etelos, Incorporated in May 1999.  It is his vision and energy as the key architect that has driven development of the Etelos Ecosystem.  Mr. Kolke has served as a member of our board of directors and as various executive officers since our inception in 1999.  He has served as chairman of our board of directors since April 4, 2000.  He was appointed our chief executive officer in September 2008 and as our acting chief financial officer in December 2008.

Ronald A. Rudy.

Ronald A. Rudy has served as a director since March 1, 2006.  He has been an independent investor and consultant to the mortgage industry since September 2005. He founded Portland Mortgage Company in 1983 and served as its president and chief executive officer after it was acquired in 2004, until September 2005. Portland Mortgage Company was the largest independent Mortgage Banking Company in Oregon and Southwest Washington.  Mr. Rudy served as president of the Oregon Mortgage Bankers Association in 1989 and as president of Oregon Executives in 2003. Mr. Rudy served on the Board of Governors for The Mortgage Bankers Association from 1996-2003 and on the National Board of Directors of The Mortgage Bankers Association in 2003-2004. He also was president of the Portland Guadalajara Sisters Association in 2000 and a member of its board of directors from 1996-2001.

Andy Liu.

Andy Liu has served as a director since his appointment by the Board on August 8, 2008.  He is CEO of BuddyTV, the largest independently held TV site on the Internet. Prior to BuddyTV, Mr. Liu served as President and CEO of NetConversions from 1999-2004 prior to its sale to aQuantive and served as VP and GM of its Site Optimization unit from 2004-2005. He is also a founder of a non-profit that is focused on technology in developing countries and is very passionate about entrepreneurship. Mr. Liu brings deep experience in building companies, site optimization, viral marketing, SEO, community building and product development. In 2003, he was named to Puget Sound Business Journal’s “40 Under 40.” Mr. Liu earned his MBA from Wharton.

Robert L. Thordarson.

Bob Thordarson has served as a director since his appointment by the Board on September 24, 2008.  He brings 15 years of direct entrepreneurial experience to Etelos, most in the ideation, funding, launch and growth of startups within the Telecommunications and Web Services marketplace. He is founder and CEO of BluCapp, a Web services startup, co-founder of Cequint, Inc., a software company revolutionizing mobile Caller ID services, and President of TechFaith America, a mobile handset ODM headquartered in Beijing (CNTF) and expanding its reach to North America. He was formerly CEO and Co-Founder of Consumerware, a telecommunications device design and manufacturing company focused on developing consumer products for North America’s largest telecommunications carriers. Mr. Thordarson brings hands-on operational and development experience to building companies, business and partner development, managing diverse and distributed teams and channel marketing. Mr. Thordarson studied Economics at the University of Washington.

There are no family relationships among our directors or executive officers.  There are no arrangements between any of our directors and any other person pursuant to which they have been appointed to the Board.

Audit Committee

We have a separately designated audit committee of our board of directors.  Our audit committee is comprised of Messrs. Rudy, and Liu.

Code Of Ethics

Our board of directors adopted a “Code of Conduct and Policy for Reporting Possible Violations” that applies to our directors and all employees, including our executive officers. Our code of ethics can be viewed by visiting our website at www.etelos.com and clicking on “Investors.” In the event we make any amendments to, or grant any waivers of, a provision of our code of ethics that applies to our principal executive officer, principal financial officer, or principal accounting officer that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefor on a Form 8-K or on our next periodic report in accordance with SEC rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our securities, to file with the SEC reports of ownership of our securities and changes in reported ownership. Officers, directors and greater than ten percent stockholders are required by SEC rules to furnish us with copies of all Section 16(a) reports they file.

Based solely on a review of the reports furnished to us, or written representations from reporting persons that all reportable transaction were reported, we believe that during the fiscal year ended December 31, 2008, our officers, directors and greater than ten percent stockholders timely filed all reports they were required to file under Section 16(a), except as follows: (i) on August 8, 2008, we appointed Mr. Andy Liu a director and issued 10,000 stock options to Mr. Liu in connection with his appointment; no form 3 or form 4 was filed in connection with this transaction; (ii) on September 24, 2008, we appointed Mr. Robert Thordarson a director and issued 10,000 stock options to Mr. Thordarson in connection with his appointment; no form 3 or form 4 was filed in connection with this transaction; in addition on December 3, 2008, we completed the sale of 33,333 shares of our Series A Preferred Stock for $25 thousand and 25,000 warrants to purchase common stock to Mr. Robert L. Thordarson; no form 4 has been filed with respect to this transaction; (iii) on December 3, 2008, we completed the sale of 333,333 shares of our Series A Preferred Stock for $250 thousand and 250,000 warrants to purchase common stock to Mr. Daniel J.A. Kolke our Chief Executive Officer and Chairman; no form 4 has been filed with respect to this transaction; and (iv) on December 3, 2008, we completed the sale of 133,333 shares of our Series A Preferred Stock for $100 thousand and 100,000 warrants to purchase common stock to Mr. Ronald A Rudy a director; no form 4 has been filed with respect to this transaction.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation

The Summary Compensation Table below summarizes the total compensation paid or earned by each of our named executive officers during the years ended December 31, 2008 and 2007.  Throughout this prospectus, the individuals included in the Summary Compensation Table set forth below are referred to as the “named executive officers.”

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (4) ($)	Option Awards (5) ($)	All Other Compensation ($)	Total ($)
Daniel J.A. Kolke (1)	2008	130,594	—	—	—	—	130,594
Chief Executive Officer	2007	127,158	—	—	182,100	—	309,256

David MacKenzie (2)	2008	84,375	—	—	294,880	—	379,255
Former Chief Financial Officer	2007	—	—	—	—	—	—

Jeffrey L. Garon (3)	2008	117,807	—	—	—	—	117,807
Former Chief Executive Officer	2007	67,813	—	121,550	—	—	189,363

(1) Mr. Kolke was appointed Chief Executive Officer in September 2008, prior to that time he served as our Chief Technology Officer.

(2) Mr. MacKenzie served as our Chief Financial Officer from March 2008 until he resigned on October 31, 2008; all his options were forfeited.

(3) Mr. Garon served as our Chief Executive Officer from August 2007 until his employment was terminated on September 18, 2008.

(4) This represents the fair market value, as determined by independent appraisal, of 2,383,333 shares issued to Mr. Garon pursuant to his employment agreement.

(5) Represents the amount recognized for financial statement reporting purposes in respect of outstanding option awards in accordance with SFAS 123(R). The assumptions made in valuing option awards reported in this column are discussed in Note 4, “Summary of Business and Significant Accounting Policies” under “Stock-Based Compensation” and Note 7, “Accounting for Share-Based Compensation” to our financial statements included in this report.

Employment Agreements

Under the terms of the agreement between us and Mr. Garon regarding his employment as our chief executive officer, Mr. Garon was entitled to receive base salary in the amount of $175,000 payable in accordance with our payroll policies. In addition, in connection with his employment, on August 11, 2007, we issued Mr. Garon a restricted stock award of 2,383,333 shares of common stock, of which 595,833 shares vested upon grant, another 595,833 shares vested on August 11, 2008, and the balance vested ratably during the period following August 11, 2008. When Mr. Garon’s employment with us was terminated, the unvested portion of the restricted stock award was forfeited.

Under the terms of the agreement between us and Mr. Kolke regarding his employment as our chief technology officer, Mr. Kolke is entitled to receive base salary in the amount of $175,000 payable in accordance with our payroll policies. In addition, in connection with his employment, on August 11, 2007, we granted Mr. Kolke an option to purchase up to 3,433,333 shares of common stock at an exercise price of $0.051 per share, of which 858,333 options vested upon grant, 858,333 options vest on August 11, 2008, and the balance vest ratably during the 24 months following August 11, 2008. If not exercised, the option expires on August 11, 2017.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2008:

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options exercisable (1)	Number of Securities Underlying Unexercised Options unexercisable (2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (3)	Market Value of Shares or Units of Stock That Have Not Vested ($)(4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Daniel J.A. Kolke	2,002,778	1,430,555	—	0.051	08-11-2017	—	—	—	—
David MacKenzie	65,972	—		1.20	03-18-2018	—	—	—	—
Jeffrey L. Garon	—	—	—	—	—	1,241,320	409,636	—	—

(1) Consists of (i) the vested portion of options granted to Mr. Kolke pursuant to his employment agreement, and (ii) fully-vested options issued to Mr. MacKenzie.

(2) Consists of the unvested portion of options issued to Mr. Kolke pursuant to his employment agreement, which vest over 36 months from August 2007.  Mr. MacKenzie terminated his employment with us on October 31, 2008, and any unvested options were forfeited at that time.

(3) Consists of shares issued to Mr. Garon subject to repurchase by us pursuant to his employment agreement, which vest over 36 months from August 2007.  Mr. Garon’s employment was terminated on September 18, 2008, at that point in time 1,142,013 of a total of 2,383,333 shares had vested.

(4) Based on $0.33 per share—the closing price for our common stock on December 31, 2008.

Director Compensation

On March 5, 2008, our board of directors adopted a board compensation plan providing for (a) existing non-executive board members to receive options to acquire up to 10,000 shares of our common stock at an exercise price of $1.20 per share, which vest as to 50 percent on the 12 month anniversary of the date of grant and the remaining 50 percent on the 24 month anniversary of the date of grant; (b) new non-executive board members to receive options to acquire up to 10,000 shares of our common stock at an exercise price equal to the fair market value of our common stock on the date of grant, which vest as to 50 percent on the 12 month anniversary of the date of grant and the remaining 50 percent on the 24 month anniversary of the date of grant; (c) all re-elected board members to receive, upon their re-election, options to acquire up to 10,000 shares of our common stock at an exercise price equal to the fair market value of our common stock on the date of grant, which vest as to 100 percent on the 12 month anniversary of the date of grant; and (d) a quarterly payment of $1.5 thousand to each non-executive member of the board for their expenses in connection with attendance at quarterly board meetings and periodic board committee meetings.

The table below sets forth the compensation the member of our board of directors received during the fiscal year ended December 31, 2008.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(4)	All Other Compensation ($)	Total ($)
Ronald A. Rudy	0	12,000	0	12,000
Andy Liu (1)	0	62,500	0	62,500
Robert L. Thordarson (2)	0	16,500	0	16,500
Gregory Ruff (3)	0		0	0

(1) Mr. Liu was appointed a director in August 2008.

(2) Mr. Thordardson was appointed a director in September 2008.

(3) Mr. Ruff resigned from our board of directors in August 2008, and his options were forfeited.

(4) Represents the amount recognized for financial statement reporting purposes in respect of outstanding option awards in accordance with SFAS 123(R). The assumptions made in valuing option awards reported in this column are discussed in Note 4, “Summary of Business and Significant Accounting Policies” under “Stock-Based Compensation” and Note [7], “Accounting for Share-Based Compensation” to our financial statements included in this report. At December 31, 2008, the following option awards were outstanding: (a) Ronald Rudy 10,000 options, of which 50% have vested as of the date of this report; (b) Andy Liu 10,000 options, none of which had vested; (a) Robert L. Thordarson 10,000 options, none of which had vested.

We plan to enter into indemnification agreements with each of our directors (and our executive officers) on terms that we believe are reasonable, customary, and comparable to those entered into by other publicly traded companies in the United States.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 31, 2009, by (i) any person or group owning more than 5 percent of our common stock, (ii) each director, (iii) each of our named executive officers, and (iv) all named executive officers and directors as a group.  As of March 31, 2009, we had 23.027,064 shares of common stock issued and outstanding and 833,333 shares of New Series A Preferred stock issued and outstanding.   Beneficial ownership is determined in accordance with Rule 13d-3(d) promulgated by the SEC under the Exchange Act and includes shares which can be acquired within 60 days through exercise or conversion of a security.  Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares and the address of such person is c/o Etelos, Inc., 26828 Maple Valley Highway #297, Maple Valley, Washington, 93038.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class Beneficially Owned
Officers and Directors
Daniel J. A. Kolke	3,309,631	(1)	12.8%
David S. G. MacKenzie	1,000		0.00%
Jeffrey L. Garon	2,384,333		10.4%
Ronald A. Rudy	991,894	(2)	4.3%
Andy Liu	—		0.0%
Robert L. Thordarson	37,500	(3)	0.0%
Directors and Officers as a group	6,550,773	(4)	25.6%
5% Stockholders (other than officers or directors)
Don Morissette	9,353,650		40.6%
Enable Capital Management LLC	5,735,051	(5)	23.1%

(1)               Consists of (i) 500,629 shares of common stock, (ii) 2,360,417 shares of common stock issuable upon exercise of outstanding options, (iii) 187,500 shares issuable upon conversion of outstanding Series A Preferred Stock, (iv) 187,500 shares issuable upon exercise of outstanding warrants, and (v) 73,585 shares of common stock held by Mr. Kolke’s spouse.

(2)               Consists of (i) 836,894 shares of common stock, (ii) 5,000 shares of common stock issuable upon exercise of outstanding options, (iii) 75,000 shares issuable upon conversion of outstanding Series A Preferred Stock, and (iv) 75,000 shares issuable upon exercise of outstanding warrants.

(3)               Consists of (i) 18,750 shares issuable upon conversion of outstanding Series A Preferred Stock, and (iv) 18,750 issuable upon exercise of outstanding warrants.

(4)               Consists of (i) 3,722,856 shares of common stock, (ii) 2,365,417 shares issuable upon exercise of outstanding options, (iii) 281,250 shares issuable upon conversion of outstanding Series A Preferred Stock, and (iv) 281,250 shares issuable upon conversion of outstanding warrants.

(5)               Enable Capital Management, LLC (“ECM”) acts as the investment manager of Enable Growth Partners LP (“EGP”), Enable Opportunity Partners LP (“EOP”), and Pierce Diversified Strategy Master Fund LLC, Ena (“Pierce”).  By virtue of having the same investment manager, EGP, EOP, and Pierce may be deemed to be affiliated entities.  Mitchell S. Levine (“Mr. Levine” and together with ECM, EGP, EOP, and Pierce, the “Investors”) is the Managing Member of ECM and has delegated voting and dispositive power over the securities held by EGP, EOP, and Pierce.  Thus for the purposes of Reg. Section 240.13d-3, EGP, EOP, EOM, Pierce, and/or Mr. Levine may be deemed to be beneficial owners of more than 10% of the shares.  Mr. Levine holds 73,333 shares in his individual capacity. Accordingly, this table reflects the aggregate holdings of EGP, EOP, Pierce and Mr. Levine. Other than the shares held by Mr. Levine in his individual capacity, ECM and Mr. Levine do not hold directly any of the securities or derivative securities with respect thereto, and disclaim any beneficial ownership of any of the securities or derivative securities reported or excluded herein for purposes of Rule 16a-1(a) under the Exchange Act, except for their pecuniary interest therein.  ECM may be contacted at One Ferry Building Ste. 225, San Francisco, California 94111.

ECM, EGP, EOP, and Pierce collectively hold (i) 3,916,384 shares of the common stock, (ii) warrants to purchase 444,444 shares of common stock at an exercise price of $0.75 per share, subject to adjustments, (iii) a 6% convertible note (“Note 1”) in the aggregate principal amount of $924,000, which is convertible into Shares at a conversion rate of $0.75 per share, (iv) a 6% convertible note (“Note 2”) in the aggregate principal amount of $440,000, which is convertible into Shares at a conversion rate of $0.75 per share, (v) a 6% convertible note (“Note 3”) in the aggregate principal amount of $1,000,000, which is convertible into Shares at a conversion rate of $0.75 per share, and (vi) a a 6% convertible note (“Note 4”, and together with Note 1, Note 2 and Note 3, collectively the “Notes”) in the aggregate principal amount of $3,000,000, which is convertible into Shares at a conversion rate of $0.75 per share.  Note 3, Note 4, and the Warrants each contain an issuance limitation prohibiting the Investors from exercising or converting the securities to the extent that such exercise would result in beneficial ownership by the Investors of more than 4.99% of the Shares then issued and outstanding.  Accordingly, Note 3, Note 4, and the Warrants are not included in this table.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

Related Transactions.

On December 3, 2008, we entered into a Securities Purchase Agreement in which we sold an aggregate of $575,000 of Series A Preferred Stock (the “Series A Preferred Stock”) and warrants to purchase shares of the Company’s Common Stock (the “Warrants”).  Investors in the Series A Preferred Stock included Daniel J.A. Kolke, our founder and CEO, who purchased $250,000 of Series A Preferred Stock and Warrants.  Other investors included Ronald A. Rudy and Robert L. Thordarson, members of our Board of Directors who purchased $100,000 and $25,000 of Series A Preferred Stock and Warrants, respectively.  The sales to our CEO and Directors were made on the same terms and conditions as other investors in the offering.

We previously entered into a series of loan transactions with the parents and two brothers of our chairman and chief executive officer, Mr. Daniel J.A. Kolke.  In connection with settlement of these loans, we issued three unsecured promissory notes in the aggregate principal amount of $815.8 thousand which will become secured by certain of our presently unidentified assets if and when Mr. Kolke is no longer neither an employee nor a member of our board of directors. The unsecured promissory notes bear interest at 7.5 percent.  The amount outstanding as of December 31, 2008 under the promissory notes was $685 thousand which was the largest aggregate principal amount outstanding during the year.  No principal or interest was paid on these promissory notes during the quarter ended December 31, 2008.

Parent Companies.

We do not have a parent company.

Director Independence.

Our board of directors currently consists of four members, Daniel J. A. Kolke, Ronald A. Rudy, Andy Liu and Robert L. Thordarson.  Messrs. Rudy, Liu and Thordarson are considered independent under the definition of independence established by The Nasdaq Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

We have selected Stonefield Josephson, Inc. as our independent registered public accounting firm for 2009. The audit committee of our board of directors intends to meet with the auditor in June 2009 to discuss the terms of the audit engagement for fiscal 2009. Stonefield Josephson was our principal accountant for the fiscal year ended December 31, 2008. Representatives from Stonefield Josephson have been invited to attend the annual meeting. If they attend, they will be provided the opportunity to make a statement if they desire to do so, and are expected to be available to answer appropriate questions.

For purposes of the tables below:

Audit Fees

include fees and expenses for professional services rendered for the audits of our annual financial statements for the applicable year and for the review of the financial statements included in our quarterly reports on Form 10-Q for the applicable year.

Audit-Related Fees

consist of fees billed for assurance and related services that are related to the performance of the audit or review of our financial statements and registration filings with the SEC and are not reported as audit fees.

Tax Fees	consist of preparation of our federal and state tax returns, review of quarterly estimated payments, and consultation concerning tax compliance issues.
All Other Fees

include any fees for services not covered above. [Fees noted for both annual periods primarily represent fees associated with communications and attendance at meetings with management, the board of directors, and the audit committee of the board of directors.

The following table sets forth the aggregate fees billed for services from January 1, 2008, to December 31, 2008, by Stonefield Josephson:

Audit Fees	$330,000
Audit Related Fees	$218,000
Tax Fees	$41,000
All Other Fees	$13,000

Total	$602,000

The following table sets forth the aggregate fees billed for services from January 1, 2007, to December 31, 2007, by Stonefield Josephson:

Audit Fees	$0
Audit Related Fees	$0
Tax Fees	$0
All Other Fees	$0

Total	$0

Audit Committee Pre-Approval Policies and Procedures

The policy of the audit committee of our board of directors is to pre-approve all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent auditor and management are required to periodically report to the audit committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval.  All of our audit expenses incurred in 2008 were pre-approved by our Audit Committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    Documents filed as part of this Report:

(1) Financial Statements—all financial statements of the Company as set forth under Item 8, on page F-1 of this Report.

(2) Financial Statement Schedules—As a smaller reporting company we are not required to provide the information required by this item.

(3) Exhibits

EXHIBIT INDEX

Exhibit No.	Description
2.1	Plan Proponents’ Third Amended Plan of Reorganization for the Debtor dated December 20, 2007 (1)
2.2	Agreement and Plan of Merger dated April 22, 2008 between Tripath Technology Inc. and Etelos, Incorporated (1)
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Bylaws (1)
3.3	Certificate of Designation For Series A Preferred Stock (3)
4.1	Form of common stock purchase warrant issued in connection with the January 2008 financing (1)
4.2	Form of original issue discount 6.0% senior secured convertible debenture issued in connection with the January 2008 financing (1)
4.3	Form of common stock purchase warrant issued in connection with the April 2008 financing (2)
4.4	Form of original issue discount 6.0% senior secured convertible debenture issued in connection with the April 2008 financing (2)
4.5	Form of convertible promissory note issued by Etelos, Incorporated in August and September 2007 (2)
4.6	Form of three year Common Stock Purchase Warrant dated December 3, 2008 (3)
10.1	Loan and Security Agreement by and among Etelos, Incorporated and Bridge Bank, National Association dated October 5, 2007 (1)
10.2	The anti-dilution agreement entered between Etelos, Incorporated and each of Don Morissette and Ronald A. Rudy, as amended, dated March 6, 2008 (1)
10.3

Settlement Agreement and General Release of Claims dated December 30, 2007, among (i) Etelos, Incorporated, (ii) Robyn and Daniel J.A. Kolke, (iii) Selma and Daniel A. Kolke, (iv) Kristin and Desmond D. Kolke, and

(v) Crystal and Raymond D. Kolke (1)
10.4	Promissory Note dated December 30, 2007 issued to Selma and Daniel A. Kolke (1)
10.5	Promissory Note dated December 30, 2007 issued to Daniel J.A. Kolke (1)
10.6	Promissory Note dated December 30, 2007 issued to Desmond D. Kolke (1)
10.7	Securities Purchase Agreement by and among Etelos, Incorporated and the purchasers identified therein dated as of January 31, 2008 (1)
10.8	Registration Rights Agreement by and among Etelos, Incorporated and the purchasers identified therein dated as of January 31, 2008 (1)
10.9

Security Agreement dated as of January 31, 2008 by and among Etelos, Incorporated and the holders of the original issue discount 6.0% senior secured convertible debentures issued in connection with the January 2008 financing (1)

10.10	Securities Purchase Agreement by and among Etelos, Incorporated and the purchasers identified therein dated as of April 22, 2008 (2)
10.11	Amendment to Registration Rights Agreement by and among Etelos, Incorporated and the purchasers identified therein dated as of April 22, 2008 (2)
10.12#	Employment Agreement dated August 11, 2007 with Jeffrey L. Garon (2)
10.13#	Employment Agreement dated August 11, 2007 with Daniel J.A. Kolke (2)
10.14	Securities Purchase Agreement by and among Etelos, Incorporated and the purchasers identified therein related to the August and September 2007 convertible note offering (2)
10.15	Letter Agreement dated May 2, 2008 (2)
10.16	Form of Securities Purchase Agreement for Series A Preferred Stock dated December 3, 2008 (3)
10.17	Promissory Note dated April 17, 2009 issued to Enable Growth Partners LP (4)
11.1*	Statement re Computation of Per Share Earnings (included within the financial statements filed in this registration statement)
21.1	Listing of Subsidiaries (1)
23.1*	Consent of Stonefield Josephson, Inc., Independent Registered Public Accounting Firm
24.1*	Power of attorney (See signature page of this Report)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*     Filed with this report

#     Management contract or compensatory plan or arrangement

(1) Incorporated by reference to the registrant’s Current Report on Form 8-K filed on April 23, 2008.

(2) Incorporated by reference to the registrant’s Registration Statement on Form S-1 filed on May 8, 2008.

(3) Incorporated by reference to the registrant’s Current Report on Form 8-K filed on December 5, 2008.

(4) Incorporated by reference to the registrant’s Current Report on Form 8-K filed on April 23, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Etelos, Inc.
(Registrant)

Date: April 24, 2009	/s/ Daniel J.A. Kolke
	By:	Daniel J.A. Kolke
	Title:	Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned, being a director or officer of Etelos, Inc., a Delaware corporation, hereby constitutes and appoints Daniel J.A. Kolke and Kennedy Brooks, or each of them individually, as his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead in any and all capacities, to sign any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done that such annual report and its amendments shall comply with the Securities Act, and the applicable rules and regulations adopted or issued pursuant thereto, as fully and to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitute or re-substitute, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL J.A. KOLKE	Chief Executive Officer and Director (Principal Executive Officer	April 24, 2009
Daniel J.A. Kolke	and Principal Financial Officer)

/s/ RONALD A RUDY	Director	April 24, 2009
Ronald A. Rudy

/s/ ANDY LIU	Director	April 24, 2009
Andy Liu

/s/ ROBERT L. THORDARSON	Director	April 24, 2009
Robert L. Thordarson

ETELOS, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Etelos Inc.:

We have audited the accompanying balance sheets of Etelos, Inc. as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ deficit, and cash flows for each of the two years ended December 31, 2008 and 2007.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Etelos, Inc. as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 4 to the financial statements, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s recurring net losses and accumulated deficit raise substantial doubt about it’s ability to continue as a going concern. Management’s plans to address these matters are discussed in Note 4 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stonefield Josephson, Inc.

San Francisco, California

April 24, 2009

ETELOS, INC.
BALANCE SHEETS

(in thousands, except share data)

	December 31, 2008	December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$7	$928
Accounts receivable, net	60	—
Prepaid expenses and other current assets	46	21
Total current assets	113	949

Property and equipment, net	82	50
Other assets	10	41

Total assets	$205	$1,040

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$983	$249
Accounts payable related parties	42	56
Accrued payroll and related expenses	399	514
Other accrued expenses	1,381	236
Deferred revenue	64	8
Current portion convertible notes payable, net of discounts	7,264	3,139
Current portion other notes payable	89	27
Current portion notes payable to related parties	132	187
Current portion capital leases	9	16
Warrant and derivative liability	108	—
Total current liabilities	10,471	4,432

Long-term convertible notes payable, net of discounts, less current portion	—	816
Long-term other notes payable, less current portion	—	73
Long-term notes payable to related parties, less current portion	552	629
Long-term capital leases, less current portion	24	36

Total liabilities	11,047	5,986

Commitments and contingencies

Stockholders’ deficit:

Preferred stock, $0.01 par value: 50,000,000 shares authorized with liquidation preferences:
Series A: 4,166,667 shares authorized; issued and outstanding -no shares at December 31, 2008, and 22,167 at December 31, 2007	—	665
New Series A: 3,333,333 shares authorized; issued and outstanding: 833,333 at December 31, 2008, and no shares at December 31, 2007	8	—
Series B: 7,500,000 shares authorized; issued and outstanding - no shares at December 31, 2008, and 40,000 at December 31, 2007	—	2,400
Series C: 20,000,000 shares authorized; issued and outstanding - no shares at December 31, 2008, and 1,482,604 at December 31, 2007	—	568
Common stock, $0.01 par value: 250,000,000 shares authorized; issued and outstanding - 23,027,624 at December 31, 2008, and 6,791,313 at December 31, 2007	231	68
Additional paid-in capital	18,722	1,787
Accumulated deficit	(29,803)	(10,434)
Total stockholders’ deficit	(10,842)	(4,946)

Total liabilities and stockholders’ deficit	$205	$1,040

The accompanying notes are an integral part of these financial statements

ETELOS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended
	December 31,
	2008	2007

Revenue	$123	$304
Cost of revenue	542	315
Gross (loss)	(419)	(11)

Operating expenses:
Research and development	2,646	1,954
Sales and marketing	1,662	812
General and administrative	3,153	923
Restructuring costs	632	—
Total operating expenses	8,093	3,689

Loss from operations	(8,512)	(3,700)

Other expense
Merger costs	13,444	—
Other expense	14	—
Total other expense	13,458	—

Other Income	—	106

Interest expense, net	(479)	(282)
Amortization of notes discount	(2,872)	(80)
Change in valuation of liability relating to embedded derivatives and warrants	6,965	—
Beneficial conversion of interest conversion	(991)	—
Total interest income (expense)	2,623	(362)

Loss before taxes	(19,347)	(3,956)

Provision for income taxes	—	—

Net loss	$(19,347)	$(3,956)

Beneficial conversion upon issuance of preferred stock	(22)	—

Net loss available to common stockholders	$(19,369)	$(3,956)

Basic and diluted net loss per share available to common stockholders	$(0.81)	$(0.73)

Weighted average number of common shares used in computing basic and diluted net loss per share	23,861	5,391

The accompanying notes are an integral part of these financial statements

ETELOS, INCORPORATED

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands, except share data)

	Preferred Stock
	Series A				Series B		Series C				Additional		Total
	(Adjusted for par value)		New Series A		(Adjusted for par value)		(Adjusted for par value)		Common Stock		paid in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Adjusted to reflect effect of 3:1 stock split, par value adjustment and reverse merger on April 23, 2008

Balance at December 31, 2006	22,167	$665	—	$—	40,000	$2,400	1,482,604	$568	3,501,647	$35	$719	$(6,478)	$(2,091)

Issuance of common stock for investment bank fees	—	—	—	—	—	—	—	—	30,000	—	90	—	90

Issuance of common stock for warrants exercised	—	—	—	—	—	—	—	—	876,333	9	784	—	793

Issuance of common stock for officer’s service	—	—	—	—	—	—	—	—	2,383,333	24	97	—	121

Stock based compensation	—	—	—	—	—	—	—	—	—	—	27	—	27

Issuance of options for note settlement	—	—	—	—	—	—	—	—	—	—	65	—	65

Issuance of warrants for financing agreement	—	—	—	—	—	—	—	—	—	—	5	—	5

Net loss	—	—	—	—	—	—	—	—	—	—	—	(3,956)	(3,956)

Balance at December 31, 2007	22,167	665	—	—	40,000	2,400	1,482,604	568	6,791,313	68	1,787	(10,434)	(4,946)

Issuance of common stock for conversion of preferred stock	(22,167)	(665)	—	—	(40,000)	(2,400)	(1,482,604)	(568)	1,544,771	16	3,617	—	—

Issuance of common stock for convertible debt	—	—	—	—	—	—	—	—	3,283,200	33	2,361	—	2,394

Issuance of common stock to creditors in connection with merger	—	—	—	—	—	—	—	—	5,010,000	50	13,127	—	13,177

Issuance of common stock for interest conversion	—	—	—	—	—	—	—	—	147,990	2	197	—	199

Issuance of common stock under anti-dilution provisions	—	—	—	—	—	—	—	—	5,526,250	55	(55)	—	—

Issuance of common stock for warrants exercised	—	—	—	—	—	—	—	—	745,350	7	453	—	460

Issuance of common stock for stock options exercised	—	—	—	—	—	—	—	—	3,750	—	—	—	—

Repurchase of common stock	—	—	—	—	—	—	—	—	(25,000)	—	(36)	—	(36)

Issuance of warrants on convertible debt	—	—	—	—	—	—	—	—	—	—	73	—	73

Reclassify fair value of embedded derivative and warrant to liabilities	—	—	—	—	—	—	—	—	—	—	(4,392)	—	(4,392)

Beneficial conversion of interest conversion	—	—	—	—	—	—	—	—	—	—	991	—	991

Issuance of preferred stock, net of proceeds allocated to detachable warrants	—	—	833,333	8	—	—	—	—	—	—	470	—	478

Beneficial conversion upon issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	22	(22)	—

Stock based compensation	—	—	—	—	—	—	—	—	—	—	107	—	107

Net loss	—	—	—	—	—	—	—	—	—	—	—	(19,347)	(19,347)

Balance at December 31, 2008	—	$—	833,333	$8	—	$—	—	$—	23,027,624	$231	$18,722	$(29,803)	$(10,842)

The accompanying notes form an integral part of these financial statements

ETELOS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 31,
	2008	2007

Cash flows from operating activities:
Net loss	$(19,347)	$(3,956)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	32	16
Amortization of notes discount	2,872	80
Amortization of financing fees	323	—
Stock based compensation	107	27
Beneficial conversion feature	991	—
Change in valuation of liability relating to embedded derivatives and warrants	(7,156)	—
Settlement Expenses paid through issuance of warrants	130	—
Merger costs paid in common stock	13,177	—
Gain on settlement of debt	—	(106)
Issuance of stock for bank fees	—	90
Issuance of warrants for financing arrangement	—	5
Changes in operating assets and liabilities:
Accounts receivable, net	(60)	11
Prepaid expenses and other current assets	(25)	49
Other assets	(58)	(41)
Accounts payable	734	35
Accounts payable related parties	(14)	47
Accrued payroll and related expenses	(115)	381
Other accrued expenses	1,308	304
Deferred revenue	56	(2)

Net cash used in operating activities -	(7,045)	(3,060)

Cash flows from investing activities:
Purchases of property and equipment	(64)	—

Net cash used in investing activities	(64)	—

Cash flows from financing activities:
Proceeds from notes payable	6,442	3,624
Payments of note payable	(954)	(30)
Proceeds from issuance of common stock	460	793
Proceeds from issuance of preferred stock	625	—
Payment of fees on financing transactions	(234)	—
Proceeds from notes payable to related parties	—	6,443
Payments of notes payable to related parties	(132)	—
Payment of capital leases	(19)	(14)
Net change in line of credit	—	(450)

Net cash provided by financing activities	6,188	3,973

Net increase (decrease) in cash and cash equivalents	(921)	913

Cash, and cash equivalents, beginning of period	928	15

Cash, and cash equivalents, end of period	$7	$928

Supplemental disclosure of cash flow information:
Cash paid for interest	$126	$—

Supplemental disclosure of non-cash financing activities:
Issuance of common stock for convertible debt	$2,394	$—
Issuance of common stock for interest conversion	$199	$—
Issuance of detachable warrants	$73	$—
Issuance of common stock for anti-dilution	$55	$42
Repurchase of common stock	$(36)	$—
Conversion of preferred stock to common stock	$15	$—
Settlement of notes payable for warrants	$—	$65
Issuance of notes for a discount	$—	$302

The accompanying notes are an integral part of these financial statements

NOTES TO FINANCIAL STATEMENTS

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

Prior to the Merger, Tripath was a shell corporation and in accordance with the Plan of Reorganization had no assets or liabilities.  While Tripath acquired all the outstanding preferred and common stock of Etelos-WA, for accounting purposes, the acquisition has been treated as a recapitalization of Etelos-WA with Etelos-WA as the acquirer (a reverse acquisition).  The historical financial statements prior to April 22, 2008, are those of Etelos-WA and reflect the operations of Etelos-WA for the year ended December 31, 2007.  Proforma financial information giving effect to the acquisition as if the acquisition took place on January 1, 2007, have not been presented because Etelos-WA acquired no tangible or intangible assets, liabilities or any of the business operations of Tripath prior to its emergence from bankruptcy and therefore, the historical operations of Tripath are not an indicator of the future operations of Etelos, Inc.  The operations of Etelos, Inc. subsequent to the Merger include only those of Etelos-WA.

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

Information concerning number of shares outstanding for Etelos, Inc. including the conversion prices and number of shares issuable upon conversion of convertible securities and exercise prices of warrants and stock options and the number of shares issuable upon exercise of the options and warrants, has been adjusted to reflect this stock split for all periods presented.  Also, the Shareholders’ Deficit section of the accompanying Balance Sheet has been adjusted to reflect the legal capital structure of Tripath adjusted for the change in authorized shares of common and preferred stock.

2.  The Company and Risks and Uncertainties

As used herein, unless the context requires otherwise, the terms the “Company,” “it,” “its,” or “Etelos” refers to Etelos, Inc., the corporation that survived the Merger.

Etelos has a Web Application distribution platform delivering Web Applications for businesses.  Etelos provides a Software-as-a-Service (SaaS) ecosystem for building, distributing, and using Web Applications, including a marketplace to deploy and support them.  Unlike other cloud computing and Platform-as-a-Service (PaaS) solutions, Etelos enables software manufacturers to migrate existing applications or create new applications, then package, distribute, host, bill, market and support their SaaS enabled applications through multiple private label applications marketplaces.

Etelos has developed products for Web Applications, which include open standards-based tools for Web developers, businesses and individual users such as the Etelos Application ServerTM (EASTM) and the Etelos Development EnvironmentTM (EDETM).  EAS and EDE support many common programming languages and also support the English Application Scripting Engine (EASETM), a simple-to-use open standards-based scripting language developed by the Company.  In order to support broader adoption of its products, EASE and other components of the EDE are made available to developers at market appropriate pricing.  This is done to support the development of new Web Applications and the migration of existing Web Applications into the Etelos ecosystem where there are tools and other support mechanisms for the marketing, distribution, and support of these applications.  Etelos generally receives a transaction fee or subscription fee for transactions that occur within the Etelos ecosystem either via the Etelos Marketplace™ pursuant to Storefront Operating Agreements, or in third-party branded Marketplaces operated by Etelos pursuant to Marketplace Partner Agreements (sometimes referred to as “an Etelos Marketplace” or, collectively, as “the Etelos Marketplaces”).  Most customers in Etelos Marketplaces pay a subscription fee, which revenue Etelos shares with Syndication Partners and Marketplace Partners; this revenue share is calculated as a percentage of gross revenues from the sale of subscriptions to customers of Syndication Partner products and service in the Etelos Marketplaces.

Etelos maintains the majority of cash balances and all short-term investments with one financial institution.

3. Summary of Significant Accounting Policies

Basis of Presentation

These financial statements have been prepared by Etelos, Inc. (the “Company”), in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary to state fairly the Company’s financial position, results of operations, and cash flows for the periods presented.

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

Cash and Cash Equivalents

Cash consists primarily of cash on deposit at federally-insured banks in the United States of America. Investment securities with maturity of ninety days or less at the time of purchase are considered cash equivalents. The Company’s investments are primarily comprised of money market funds and certificate of deposit, the fair market value of which approximates cost.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and generally do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the statements of cash flows.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents, and accounts receivable.  Cash and cash equivalents are maintained in federally-insured banks in the United States of America.  Deposits in such banks may exceed US federally-insured limits and be subject to the current risks and uncertainties of dealing with such US banks.

The Company’s accounts receivables are derived primarily from customers.  For the year ended December 31, 2008, to the date of this report, no single customer accounted for 10% or more of the Company’s revenue in the years ended December 31, 2008 and 2007, nor for 10% or more of the Company’s accounts receivable  in the years ended December 31, 2008 and 2007.

Allowance for Doubtful Accounts

                The Company provides, when appropriate, an allowance for doubtful accounts to ensure trade receivables are not overstated due to un-collectability. The collectability of the Company’s receivables is evaluated based on a variety of factors, including the length of time receivables are past due, indication of the customer’s willingness to pay, significant one-time events, and historical experience. As of December 31, 2008 and 2007, the Company determined that an allowance for doubtful accounts was not necessary or warranted.

Deferred Revenue

Deferred revenue represents money received or promised but not recognized as revenue because the work has not been completed or the software subscription has been fully delivered, and therefore is deferred until the work is completed or the software subscription is fully delivered when it is then transferred to the appropriate revenue account. The Company does not have a concentration of risk in any one account as subscriptions tend to be subscribed to by many individual subscribers as compared to a small number of large enterprises.

Property and Equipment

Property, furniture, and equipment are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets, which the Company currently believes are three to five years. Fixed assets are composed of computer equipment under capital leases with cost of $39 thousand in both years and with accumulated depreciation of approximately $14 thousand and $7 thousand as of December 31, 2008 and 2007, respectively. Depreciation expense for the years ended December 31, 2008 and 2007 was approximately $32.5 thousand and $16.5 thousand, respectively.

	December 31,
	2008	2007
	(In thousands)
Details of property and equipment are as follows:
Computer equipment	$88	$30
Furniture and fixtures	2	—
Leased equipment	39	39
Software	4	—
	133	69
Less: accumulated depreciation and amortization	(51)	(19)
	$82	$50

Fair Value of Financial Instruments

The Company’s balance sheet includes the following financial instruments: cash, accounts receivable, accounts payable, and accrued liabilities. The Company considers the carrying amount of working capital items to approximate the fair value for these financial instruments because of the relatively short period of time between origination of the instruments and their expected realization.

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

Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1), which applies to SaaS business model, are met for the capitalization of software development cost.  Under SOP 98-1, software development costs, including costs incurred to purchase third party software, are capitalized beginning when the Company has determined certain factors are present, including, among others, that technology exists to achieve the performance requirements, buy versus internal development decisions have been made, and the Company’s management has authorized the funding for the project. Capitalization of software development costs ceases when the software is substantially complete and is ready for its intended use.  To date, no software development costs incurred have met the criteria set forth in SOP 98-1 for capitalization.

Revenue Recognition

Etelos distributes Web Applications and it Marketplace Platform as a subscription service using the SaaS or software-on-demand business model and allow third parties to offer their products or services through storefronts in an Etelos Marketplace, and to advertise on its web site or in its magazine for a fee.  It also license certain of its software products under perpetual and term licenses.  Revenues are recognized on these service and licensing transactions using the criteria in SEC Staff Accounting Bulletin 104, “Revenue Recognition in Financial Statements”, and SOP 97-2, “Software Revenue Recognition”, respectively, which both provide that revenue may be recognized when all of the following are met:

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

For software licensed under term or perpetual agreements, persuasive evidence of an arrangement is evidenced by a binding agreement signed by the customer and delivery generally occurs upon delivery of the software to a common carrier. If a significant portion of a fee is due after our normal payment terms of typically 30 days, then we recognize revenue as the fees become due. If the Company determines that collection of a fee is not reasonably assured, then it defers the fees and recognizes revenue upon cash receipt, provided that all other revenue recognition criteria are met.

Advertising on the Company’s web site is recognized as revenue over the period the advertisement appears on its web site and advertising presented in its magazine is recognized upon publication of the magazine provided the other criteria for revenue recognition set forth above have been met.

Arrangements for which the fees are not deemed reasonably assured for collection are recognized upon cash collection.

Stock Based Compensation

The Company, under SFAS No. 123 (revised 2004), “Share-Based Payment” (FAS 123R), is applying the “modified prospective method” and used the Black-Scholes Merton model to value all new stock based compensation awards granted starting January 1, 2007, and for any modification, cancellation, or repurchase of awards granted prior to January 1, 2007.  As a result, the Company has recorded compensation cost in the statement of operations based on the fair value of the award for the requisite service period. FAS 123(R) also requires the Company to estimate forfeitures in calculating the expense relating to share-based compensation as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur. This resulted in $107 thousand and $27 thousand of expense for the years ended December 31, 2008 and 2007, respectively.

FAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to its loss position, there were no such tax benefits during year ended December 31, 2008. Prior to the adoption of FAS 123(R), those benefits would have been reported as operating cash flows had we received any tax benefits related to stock option exercises.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” which utilizes the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. The Company did not have any unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing FIN 48.

The Company files income tax returns in the United States of America federal jurisdiction and various state jurisdictions in the United States of America.  The Company does not believe that there wil be any material changes in its unrecognized tax positions over the next twelve months.  The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial position, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48.  In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  As of the date of the adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any such interest expense recognized during the year ended December 31, 2008, or December 31, 2007.  The Company’s effective tax rate differs from the federal statutory rate primarily due to increases in its deferred income tax vauation allowance.

Net Loss per Share

Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period, excluding any unvested restricted stock that is subject to repurchase. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of unvested restricted stock (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and the conversion of the Company’s convertible notes and debentures (using the if-converted method).  As their effect is antidilutive, 4,086,497 and 4,215,995 shares of common stock exercisable under outstanding employee stock options, 2,091,000 and 222,222 shares of common stock exercisable under outstanding warrants, 6,426,074 and 4,033,481 shares of common stock issuable upon conversion of the outstanding convertible notes payable and debentures, as of December 31, 2008 and 2007, respectively, have been excluded from this calculation.  The average exercise price of outstanding employee stock options and warrants to purchase the Company’s common stock is $0.26 and $1.08, and $1.41 and $1.80, respectively, at December 31, 2008 and 2007.

The following table, which has been adjusted to reflect the three for one conversion ratio effected in connection with the Merger, sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share amounts):

	For the Year
	Ended December 31
	2008	2007

Numerator:
Net income (loss)	$(19,347)	$(3,956)

Beneficial conversion upon issuance of preferred stock	(22)	—

Net income (loss) available to common stockholders	(19,396)	(3,956)

Denominator:
Weighted average common stock	23,860,957	5,391,000

Net loss per share:
Basic and Diluted	$(0.81)	$(0.73)

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Segment Reporting

The Company has one operating segment because the Company is not organized into multiple segments for the purpose of making operating decisions or for assessing performance. The chief operating decision maker evaluates performance, makes operating decisions, and allocates resources based on financial data consistent with the presentation in the accompanying financial statements.

4. Going Concern

                The financial statements have been prepared with the assumption that the Company will continue as a going concern.  The Company has experienced net losses of $19.4 million and $4.0 million for the years ended December 31, 2008 and 2007, respectively, and has a total stockholders’ deficit of $29.8 million, as of December 31, 2008, all of which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might arise should it be unable to continue as a going concern.

Management has supported current operations by raising additional operating cash through the private sale of convertible debentures and notes payable and preferred stock. This has provided the cash inflows to continue the Company’s business plan, but has not resulted in significant improvement in its financial position or results of operations.  Management also has substantially reduced operating expenses by termination of employees and other reductions in operating expenses.  Alternatives being pursued to improve the Company’s cash flow used in operations include (1) raising additional working capital through additional sale of preferred stock, common stock and/or debt and (2) reducing cash operating expenses to levels that are in line with current revenues.  The first alternative could result in substantial dilution to existing shareholders. There can be no assurance that the Company’s current financial position can be improved, that it can raise additional working capital, or that it can achieve positive cash flows from operations. The Company’s long-term viability as a going concern is dependent upon its ability to (1) locate sources of debt or equity funding to meet current commitments and near-term future working capital requirements and (2) achieve profitability and ultimately generate sufficient cash flow from operations to sustain its continuing operations.

The Company’s cash balance including proceeds from its recent debt financings and preferred stock financing may not be sufficient to fund operations beyond June 2009.  If cash reserves are not sufficient to sustain operations, then management plans to further reduce operating expenses and/or raise additional capital by selling shares of capital stock or other securities which could result in substantial dilution to existing shareholders.  However, there are no commitments or arrangements for future financings in place at this time and the Company can give no assurance that such capital will be available on favorable terms, or at all.  The Company may need additional financing thereafter until it can achieve profitability.  If it cannot, then it will be forced to further curtail operations or possibly be forced to evaluate a sale or liquidation of assets.  Even if it is successful in raising additional funds, there is no assurance regarding the terms of any additional investment.

In the period after the end of the year ended December 31, 2008, the Company entered into a series of bridge loans with certain purchasers of its New Series A Preferred stock and with the holders of its January 2008 and April 2008 Debentures.  In the aggregate these bridge loans were for the principal amount of $655 thousand, which is estimated to cover its operating expenses through June 2009.  These notes bear interest at ten percent per annum, and have maturities ranging from May 31, 2009, through October 17, 2009.  The notes payable to the holders of its New Series A Preferred stock were accompanied by 146,667 warrants to purchase shares of its Common Stock at $0.75 per share, with a term of five years.  The notes payable to the holder of its January 2008 and April 2008 Debentures are subject to the security interest granted to those holders in connection with those debentures.

 5.  Recently Issued Accounting Standards

In May 2008, the FASB issued SFAS No. 162 (“SFAS 162”), The Hierarchy of Generally Accepted Accounting Principles.  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  SFAS 162 was effective on November 15, 2008 and upon adoption of SFAS 162 there was no material impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities-an amendment of SFAS No. 133. This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company’s have not yet determined the impact, if any, that the adoption of SFAS 161 will have on its financial statements and related disclosures.

Effective January 1, 2008, the Company adopted Statements of Financial Accounting Standards (“SFAS”) No.157, Fair Value Measurements, which defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. The adoption of SFAS 157 did not have an impact on the Company’s financial position, results of operations, or cash flows.

The Company also adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115, during the first quarter of fiscal 2009, but the Company did not elect the fair value measurement option for any eligible financial instruments as of December 31, 2008. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. The adoption of SFAS 159 did not have any impact on the Company’s results of operations or the fair values of its financial assets and liabilities. The Company could elect this option for new or substantially modified assets and liabilities in the future.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“FAS 141R”), which requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. FAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Also, in December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51  (“FAS 160”), which clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. FAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 141R and SFAS 160 on its financial position, cash flows, and results of operations.

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

6. Convertible Notes and Debentures and Embedded Derivative and Warrant Liability

Convertible notes and debentures comprise (in thousands):

	December 31, 2008	December 31, 2007
20% convertible notes	$—	$850
6% convertible notes	1,764	3,326
January 2008 Debentures	2,000	—
April 2008 Debentures	3,500	—
	7,264	4,176
Less discount on long term notes payable	(—)	(221)

	7,264	3,955
Less classified as current portion of convertible notes payable	(—)	(816)

Long term convertible notes payable	$7,264	$3,139

20% Convertible Notes

During the period October 2006 to June 2007, the Company issued 20 percent convertible notes with a face value of $850 thousand and detachable warrants to purchase shares of its common stock in exchange for $850 thousand.  As of December 31 2008, $750 thousand of the 20 percent convertible notes had been converted into 1,000,000 shares of the Company’s common stock and the balance of $100 thousand had been paid in cash.

The detachable warrants allowed the holders to purchase up to 283,333 shares of the Company’s common stock at an exercise price of $0.09 per share. As of December 31, 2008, all of the warrants had been exercised. The warrants were determined to have de minimus value at the issuance date.

6% Convertible Notes

During the period August 2007 to October 2007, the Company issued 6 percent convertible notes with a face value of $3,326 thousand at an original issue discount of 10 percent with detachable warrants to purchase shares of its common stock in exchange for $3,024 thousand.  These notes mature on March 31, 2009, with interest due and payable on February 1, 2008, and on the last day of each calendar quarter thereafter. The Company is required to make payments on the outstanding principal balance beginning September 1, 2008, and on the 1st day of each calendar quarter thereafter. The default interest rate is 8 percent. The notes and unpaid interest are convertible into shares of the Company’s common stock at the option of the holder or involuntarily upon the occurrence of certain financing events. As of December 31, 2008, $1,562 thousand of the face value of the 6% convertible notes have been converted to 2,352 thousand shares of the Company’s common stock and $1,764 thousand remain outstanding. The Company failed to make the required interest and principal payments on the 6 percent convertible notes during the year ended December 31, 2008, and through the date of these financial statements. Accordingly, the Company is in default under the terms of the 6 percent convertible notes, which results in all principal and interest related to the 6 percent convertible notes becoming due and payable to the holders. As a result, the Company has accrued interest on the 6 percent convertible notes at the default rate of 8 percent and classified all amounts due related to the 6 percent convertible notes as current liabilities.

In addition, the purchasers of the 6 percent convertible notes received warrants, which are fully exercisable, to purchase 1,080,000 shares of the Company’s common stock at an exercise price of $0.12. The warrants expire August through October 2013, unless they are earlier automatically terminated upon (i) a public offering of the Company’s common stock, (ii) sale of the Company, or (iii) a change in control. At December 31, 2008, all of these warrants had been exercised or expired and none are outstanding.

January 2008 Debentures

On January 31, 2008, the Company issued convertible debentures (“the January 2008 Debentures”) with a principal amount of $2 million and detachable warrants to purchase 222,222 shares of its common stock in exchange for $1.9 million.  The January 2008 Debentures are due on January 31, 2010, and bear interest at 6 percent per annum, which is payable semiannually on January 1 and July 1, commencing on July 1, 2008.  Monthly principal payments equal to 1/18th of the principal amount were to begin on September 1, 2008.  The Company has the right to pay interest and monthly principal payments in cash, or upon notice to the holders and compliance with certain equity conditions, it can pay all or a portion of any such payment in common stock valued at a price equal to the lesser of the then effective conversion price (currently $1.35) or 85 percent of the average of the volume weighted average price per share for its common stock for the 10 consecutive trading days immediately prior to the applicable payment date.  The equity conditions that it must meet include having a currently effective registration statement covering the shares of common stock issuable upon conversion of the debenture, and having the daily dollar trading volume for its common stock exceed $250,000 for each of the 20 consecutive trading days before the date in question.  The January 2008 Debentures and any accrued interest are convertible at anytime at the discretion of the holder at a conversion price per share of $1.35, subject to a cap on the beneficial ownership of its shares of common stock by the holder and its affiliates following such conversion. The conversion price is adjusted upon a stock split, reverse stock split, or upon issuance of stock dividends, whereby the conversion price would be adjusted to ensure that the holder would be receiving the same number of shares, as though the conversion right had been exercised prior to the triggering event.  Further, the conversion price is adjusted if common stock or equivalents are subsequently sold or re-priced at a price below the conversion price or rights, options or warrants are issued to holders of its common stock entitling them to purchase common stock at prices lower than the volume weighted average price on the date issued.

The Company has the option to redeem the January 2008 Debentures before their maturity by payment in cash of an amount equal to 120 percent of the then-outstanding principal amount, plus accrued interest and other charges, and the right to force conversion of the debentures if the average of the volume weighted average price of its common stock exceeds $3.39 for 20 trading days out of a consecutive 30 trading day period.  This redemption option and forced conversion right are subject to the Company meeting certain equity conditions, including having the daily dollar trading volume for its common stock exceed $250 thousand for each of the 20 consecutive trading days before the date in question and having a currently effective registration statement covering the shares of common stock issuable upon conversion of the debentures and the forced conversion option, subject to the applicable cap on the beneficial ownership of its shares of common stock by the holder and its affiliates following such conversion.  The January 2008 Debentures are collateralized by substantially all the assets of the Company.

The January 2008 Debentures impose certain covenants on the Company, including restrictions against incurring additional indebtedness, creating any liens on its property, amending its certificate of incorporation or bylaws, redeeming or paying dividends on shares of our outstanding common stock, and entering into certain related party transactions.  The January 2008 Debentures also define certain events of default, including, without limitation, failure to make a payment obligation, failure to observe other covenants of the debenture or related agreements (subject to applicable cure periods), breach of representation or warranty, bankruptcy, default under another significant contract or credit obligation, delisting of its common stock, a change in control, failure to secure and maintain an effective registration statement covering the resale of the common stock underlying the debentures and the warrants, or failure to deliver share certificates in a timely manner.  In the event of default, the holders of the January 2008 Debentures have the right to accelerate all amounts outstanding under the debentures and demand payment of a mandatory default amount equal to 130 percent of the amount outstanding plus accrued interest and expenses. The Company has failed to make the required interest and principal payments on the January 2008 Debentures due on September 30, and December 31, 2008, and through the filing date of this report. Accordingly, the Company is in default under the terms of the January 2008 Debentures, and the holders have the right to demand that the default amount equal to 130% of the amount outstanding plus accrued interest be paid to the holders. As of the date of these financial statements, the Company has classified all amounts due related to the January 2008 Debentures as current liabilities, and the holders have not elected to exercise their rights arising from the Company’s default.

Debt issuance costs of $85.2 thousand were incurred in conjunction with the issuance of the January 2008 Debentures, which have been capitalized as Other Assets and are amortized using the effective interest method.  As the January 2008 Debentures were in default and are deemed currently payable, the debt issuance costs have been fully amortized for the year ended December 31, 2008.

The detachable warrants, which are fully exercisable, to purchase 222,222 shares of our common stock, expire in January 2011 and are exercisable at a price of $1.80 per share, subject to adjustment.  As of December 31, 2008, and through the date of these financial statements, none of these warrants had been exercised.

April 2008 Debentures

On April 22, 2008, the Company issued convertible debentures (“the April 2008 Debentures”) with a principal amount of $3.5 million and detachable warrants to purchase 388,889 shares of our common stock in exchange for $3.4 million.  The April 2008 Debentures are due on April 30, 2010, and have the identical terms and conditions to the January 2008 Debentures described above. The Company has failed to make the required interest and principal payments on the April 2008 Debentures due on September 30 and December 31, 2008, and through the date of these financial statements. Accordingly, the Company is in default under the terms of the April 2008 Debentures, and the holders have the right to demand that the default amount equal to 130% of the amount outstanding plus accrued interest be paid to the holders. As of the date of this report, the holders have not elected to exercise their rights arising from the Company’s default.

Debt issuance costs of $149 thousand were incurred in conjunction with the issuance of the April 2008 Debentures, which have been capitalized as Other Assets and are amortized using the effective interest method.  As the April 2008 Debentures were in default and are deemed currently payable, the debt issuance costs have been fully amortized for the year ended December 31, 2008.

The detachable warrants, which are fully exercisable, to purchase 388,889 shares of our common stock, expire in April 2011 and are exercisable at a price of $1.80 per share, subject to adjustment, for the events described above, which adjust the conversion price of the January 2008 Debentures.  As of December 31, 2008, and through the filing date of this report, none of these warrants had been exercised.

In connection with the January 2008 Debentures and the April 2008 Debentures, the Company also entered into a registration rights agreement with the investors, pursuant to which it agreed to file a registration statement covering the resale of the shares of common stock that may be issued to such investors upon the conversion of the debentures, payment in kind, and the exercise of the related warrants.  The Company agreed to maintain the effectiveness of the registration statement (subject to certain limitations) for a period of time until the holders can sell the underlying common stock without volume restrictions under Rule 144 of the Securities Act of 1933, or the Securities Act. If the registration statement is not declared effective by an agreed to date, or if the Company fail to maintain the effectiveness of the registration statement, then the Company is required to pay to each investor, as partial liquidated damages, cash equal to 1.0 percent of the aggregate purchase price paid by such investor for the securities purchased in the financing and then held by such investor, and must pay to such investor 1 percent for each subsequent 30-day period that the default remains uncured, up to a maximum aggregate liquidated damages amount of 10 percent of the aggregate purchase price paid by the holders of the debentures.

The Company’s registration statement was effective July 31, 2008, which was eight days after the deadline in the registration rights agreements. Accordingly, the Company may be liable for penalties in the amount of $14.7 thousand, which it has accrued.

Accounting for Convertible Notes and Debentures, Embedded Derivatives and Warrants

The Company has evaluated the embedded derivatives included in the 20% and 6% Convertible Notes (the “Convertible Notes”) and the January 2008 and April 2008 Debentures, consisting of the conversion features and certain put and call features described above, under the guidance in Statement of Financial Accounting Standard No. 133 Accounting for Derivative Instruments and Hedging Activities and its related guidance and interpretations (“SFAS 133”) on the issuance date of the Convertible Notes and January 2008 and April 2008 Debentures and on each subsequent reporting date.  The purpose of the evaluation is to determine whether the embedded derivatives need to be bifurcated from the debt host and accounted for as a derivative at their estimated fair value as a liability at the date of issuance and thereafter, adjusted to estimated fair value with a charge or credit to the Company’s statement of operations.  SFAS 133 generally indicates that if the conversion features are (i) indexed to the Company’s capital stock and (ii) would be classified as equity if a freestanding derivative under the guidance in EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), the embedded derivatives need not be bifurcated from the debt host.  EITF 00-19 generally requires, among other factors, that (i) the Company can settle the derivative in cash or its own stock, at its option, (ii) settlement can be made in unregistered shares, and (iii) the Company has sufficient authorized shares to issue shares of its common stock for all equity instruments convertible to or which can be exercised for its capital stock.  SFAS 133 also provides guidance on when put and call features included in a debt host agreement are not clearly and closely related to the debt host must be bifurcated and recorded as a liability.  Only the January 2008 and April 2008 Debentures include put and call features.

The Company concluded that the conversion features embedded in the 6% Convertible Notes met the criteria in SFAS 133 at issuance and through April 23, 2008, the day prior to the merger with Tripath, because the conversion to the Company’s common stock could only be settled in its capital stock, the capital stock could be unregistered and the sufficiency of the authorized shares was under the Company’s control as it could control the outcome of a shareholder vote to increase the authorized shares.  However, on the date of the merger with Tripath, April 22, 2008, the Company concluded it no longer had control to ensure the sufficiency of its authorized shares of common stock and recorded the embedded conversion feature in the 6% Convertible Notes with an estimated fair value of $3,674 thousand and recorded the amount in the line entitled “Warrant and derivative liability” in the accompanying balance sheets.  At December 31, 2008, the estimated fair value of the conversion feature was subsequently revalued to $2 thousand, with the related credit of $3,672 thousand included in the Company’s statement of operations in interest expense for the year ended December 31, 2008. The Company determined the estimated fair value of the conversion feature on April 22, 2008, and December 31, 2008, by using the Black-Scholes Merton valuation model and the following assumptions: fair value of the Company’s common stock of $2.91, and $0.33, respectively, per share; terms of 0.95 years, and 0.25 years, respectively; risk free interest rates of 1.82%, and 0.11%, respectively; and volatility of 47.16%, and 73.59%, respectively. Probabilities were then applied to the outputs using the Matlab Monte Carlo Simulation of the Company’s stock prices to arrive at a value for the conversion options.

The Company concluded that the conversion features embedded in the January 2008 Debentures met the criteria in SFAS 133 at issuance and through March 31, 2008, and therefore, were not bifurcated from the debt host because the conversion to the Company’s common stock could only be settled in its common stock, the common stock could be unregistered and the sufficiency of the authorized shares was under the Company’s control as it could control the outcome of a shareholder vote to increase the authorized shares.  While the Company concluded that the put and call embedded in the January 2008 Debentures was not clearly and closely related to the debt host, the estimated fair value of the put and call was determined to be de minimus and therefore was not bifurcated from the debt host.  However, on the date of the merger with Tripath, April 22, 2008, the Company concluded it no longer had control to ensure the sufficiency of its authorized shares of common stock nor could it settle the conversion feature in unregistered shares. Therefore, the Company recorded the embedded conversion feature and put and call in the January 2008 Debentures with an estimated fair value of $896 thousand and recorded the amount in the line entitled “Warrant and derivative liability” in the accompanying balance sheet.  At December 31, 2008, the estimated fair value of the conversion feature was subsequently revalued to $5 thousand, with the related credit of $891 thousand included in the Company’s statement of operations in interest expense for the year ended December 31, 2008. The Company determined the estimated fair value of the conversion options on April 22, 2008, and December 31, 2008, using the Black-Scholes Merton valuation model and the following assumptions: fair value of the Company’s common stock of $2.91, and $0.33, respectively, per share; terms of 1 year and 1.75 years, and 1.08 years, respectively; risk free interest rates of 1.84% and 2.14%, and 0.40%, respectively; and volatility of 47.16% and 48.48%, and 65.48%, respectively.  Probabilities were then applied to the outputs using the Matlab Monte Carlo Simulation of the Company’s stock prices to arrive at a value for the conversion options.

The Company concluded that the embedded conversion features in the April 2008 Debentures should be bifurcated from the debt host and recorded as liabilities because the conversion features must be settled in registered shares and that due to the Merger with Tripath the Company no longer had control over a shareholder vote to ensure the sufficiency of our authorized shares of common stock. The Company also concluded that the put and call in the April 2008 Debentures were embedded derivatives and were not clearly and closely related to the debt host and therefore should be bifurcated from the debt host along with the conversion features and recorded as a liability at their estimated fair value at issuance.  The estimated fair value of the embedded conversion features and put and call was $1,507 thousand at April 22, 2008, and recorded in the line entitled “Warrant and derivative liability” in the accompanying Balance Sheet. At December 31, 2008, the estimated fair value of the conversion feature was subsequently revalued to $10 thousand, with the related credit of $1,047 thousand included in the Company’s statement of operations in interest expense for the year ended December 31, 2008. The Company determined the estimated fair value of the conversion options on April 22 and December 31, 2008, using the Black-Scholes Merton valuation model and the following assumptions: fair value of the Company’s common stock of $2.91, and $0.33, respectively, per share; terms of 1 year and 2 years, and 1.33 years, respectively; risk free interest rates of 1.87% and 2.24%, and 0.50%, respectively; and volatility of 45.76% and 49.00%,and 61.48%, respectively.  Probabilities were then applied to the outputs using the Matlab Monte Carlo Simulation of the Company’s stock prices to arrive at a value for the conversion options.

The Company evaluated the terms and conditions of the detachable warrants issued with the January 2008 and April 2008 Debentures under the guidance in EITF 00-19 to determine whether the detachable warrants should be accounted for as equity or a liability and thereafter adjusted to their respective estimated fair value at each reporting date.

The Company concluded that the detachable warrants issued with the January 2008 Debentures met the criteria in SFAS 133 at issuance and through March 31, 2008, and therefore, were accounted for as equity because the warrants could only be settled by issuance of the Company’s common stock, the common stock could be unregistered, and the sufficiency of the authorized shares was under the Company’s control as it could control the outcome of a shareholder vote to increase the authorized shares.  However, on the date of the merger with Tripath, April 22, 2008, the Company concluded it no longer had control to ensure the sufficiency of its authorized shares of common stock nor could it settle the warrants in unregistered shares and therefore, recorded the estimated value fair value of the warrants of $320 thousand in the line entitled “Warrant and embedded derivative liability” in the accompanying Balance Sheets.  At December 31, 2008, the estimated fair value of the warrants was revalued to $1 thousand with the related credit of $319 thousand included in the Company’s statement of operations in interest expense for the year ended December 31, 2008. The Company determined the estimated fair value of the warrants on April 22 and December 31, 2008, by using the Black-Scholes Merton valuation model and the following assumptions: fair value of the Company’s common stock of $2.91, and $0.33, respectively, per share; terms of 2.5 years, 2.08 years, respectively; risk free interest rates of 2.54%, and 0.78%, respectively; and volatility of 47.81%, and 56.98%, respectively.

The Company concluded that the detachable warrants issued with the April 2008 Debentures did not meet the criteria in SFAS 133 at issuance because it no longer had control to ensure the sufficiency of its authorized shares of common stock nor could it settle the warrants in unregistered shares and therefore, recorded the estimated value fair value of the warrants of $590 thousand in the line entitled “Warrant and embedded derivative liability” in the accompanying Balance Sheet.  At December 31, 2008, the estimated fair value of the warrants was revalued to $4 thousand with the related credit of $586 thousand included in the Company’s statement of operations in interest expense for the year ended December 31, 2008. The Company determined the estimated fair value of the warrants on April 22, and December 31, 2008, by using the Black-Scholes Merton valuation model and the following assumptions: fair value of the Company’s common stock of $2.91, and $0.33, respectively, per share; terms of 3 years, and 2.33 years, respectively; risk free interest rates of 2.43%, and 0.84%, respectively; and volatility of 49.17%, and 62.44%, respectively.

Debt discounts recorded on the issuance of the Convertible Notes, the January 2008 Debentures, and the April 2008 Debentures, were recorded on the convertible notes and debentures due to the principal discount between the nominal value and the amount of principal received, the discounts due to the embedded conversion features, and the detachable warrants, and are being amortized using the effective interest method. As the January 2008 Debentures and the April 2008 Debentures were in default and are deemed currently payable, the debt discounts have been fully amortized for the year ended December 31, 2008. Total accretion charged to interest expense for the year ended December 31, 2008, related to the convertible notes and debentures was $2,872 thousand.

New Series A Preferred Warrants–Warrant Liability

In October 2008 and as amended in December 2008, the Board of Directors authorized the designation and issuance of up to 3,333,333 shares of a New Series A Convertible Preferred Stock (the “New Series A Preferred Stock”), and the offering of a December 2008 Preferred Stock Financing of up to $2,500,000 of New Series A Preferred Stock and a number of warrants with an exercise price of $0.75 equal to 100% of the number of shares purchased by each purchaser. Through the period ending December 31, 2008, the Company closed a round of financing for the sale of 833,333 shares of its New Series A Preferred Stock at $0.75 per share, for an aggregate purchase price of $625 thousand, and warrants to purchase 833,333 shares of common stock of the Company, at an exercise price of $0.75 per share, and a three year term. This financing was led by Daniel J.A. Kolke, the Company’s founder, chairman, chief executive officer, acting chief financial officer, and chief technology officer, with participation from two of its directors and other prior investors. The holders of the January 2008 Debentures and the April 2008 Debentures consented to this financing, but did not participate.

The Company concluded at the date of issuance and the reporting date that the embedded conversion features in the New Series A Preferred Stock should not be bifurcated from the equity host as they were clearly and closely related to the equity host. Also during the year ended December 31, 2008, the Company recorded a beneficial conversion feature related to the New Series A Preferred Stock, which could have been converted to the Company’s common stock, through the date the conversion feature was recorded, as a dividend expense of $22 thousand.

The Company evaluated the terms and conditions of the detachable warrants issued with the New Series A Preferred Stock under the guidance in EITF 00-19 to determine whether the detachable warrants should be accounted for as equity or a liability and thereafter adjusted to their respective estimated fair value at each reporting date.

The Company concluded that the detachable warrants issued with the New Series A Preferred Stock did not meet the criteria in SFAS 133 at issuance because the Company did not have control to ensure the sufficiency of its authorized shares of common stock. Therefore, the Company recorded the estimated value fair value of the warrants of $147 thousand in the line entitled “Warrant and embedded derivative liability” in the accompanying Balance Sheet.  At December 31, 2008, the estimated fair value of the warrants was revalued to $40 thousand with the related credit of $107 thousand included in the Company’s statement of operations in financing expense for the year ended December 31, 2008. The Company determined the estimated fair value of the warrants on December 3, and December 31, 2008, by using the Black-Scholes Merton valuation model and the following assumptions: fair value of the Company’s common stock of $0.60, and $0.33, respectively, per share; terms of 3 years, and 2.92 years, respectively; risk free interest rates of 1.07%, and 0.98%, respectively; and volatility of 53.07%, and 54.96%, respectively.

Warrants Issued in Connection with Litigation Settlement

Effective on December 5, 2008, the Company entered into a settlement agreement with Kaufman Bros., pursuant to which the Company issued to Kaufman Bros. warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.75 per share, which warrants have a term of five years. See discussion infra Note 15.

The Company evaluated the terms and conditions of the warrants issued in the settlement under the guidance in EITF 00-19 to determine whether the warrants should be accounted for as equity or a liability and thereafter adjusted to their respective estimated fair value at each reporting date.

The Company concluded that the warrants issued in the settlement did not meet the criteria in SFAS 133 at issuance because the Company did not have control to ensure the sufficiency of its authorized shares of common stock and therefore, recorded the estimated value fair value of the warrants of $130 thousand in the line entitled “Warrant and embedded derivative liability” in the accompanying Balance Sheet.  At December 31, 2008, the estimated fair value of the warrants was revalued to $46 thousand with the related credit of $84 thousand included in the Company’s statement of operations in settlement expense for the year ended December 31, 2008. The Company determined the estimated fair value of the warrants on December 5 and December 31, 2008, by using the Black-Scholes Merton valuation model and the following assumptions: fair value of the Company’s common stock of $0.60, and $0.33, respectively, per share; terms of 5 years, and 4.92 years, respectively; risk free interest rates of 1.67%, and 1.53%, respectively; and volatility of 56.16%, and 56.74%, respectively.

7. Notes Payable to Related Parties

The Company previously entered into a series of unsecured loan transactions with relatives of Daniel J.A. Kolke, its executive chairman, chief executive officer, acting chief financial officer, and chief technology officer.  On December 30, 2007, in connection with settlement of these loans, the Company entered into three unsecured promissory notes with an aggregate original principal amount of $816 thousand, each of which will become collateralized by certain presently unidentified assets of the Company if and when Daniel J.A. Kolke is no longer an employee nor a member of its board of directors.  Such security interest, if granted, would be subordinated to any and all bank debt or convertible corporate debt.  These three notes are outstanding and in default in an aggregate balance of $685 thousand as of December 31, 2008.  No demands for payment have been made as of the date of this report and the default has been waived through the year ended December 31, 2008, to the date of this report.

8. Credit Facility

In October 2007, the Company entered into a one-year credit facility with Bridge Bank which provided for borrowing of up to $250 thousand at an annual interest rate equal to the bank’s prime rate plus 2.5 percent. The credit facility was collateralized by substantially all of the Company’s assets. The Company issued warrants to Bridge Bank to purchase up to 10,417 shares of its common stock at an exercise price of $1.20 per share in connection with this facility, all of which have expired unexercised.  The credit facility expired in October 2008, in accordance with its terms, and was not renewed. There was no borrowing under the facility as of December 31, 2008 and 2007.

9. Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” which utilizes the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

The components of the income tax benefit for the years ended December 31, 2008 and 2007, respectively, are set forth in the following table (in thousands):

	December 31, 2008	December 31, 2007
Federal (expense) benefit:
Current	$—	$—
Deferred	8,153	1,316
Valuation allowance	(8,153)	(1,316)
State (expense) benefit:
Current	—	—
Deferred	—	—
Valuation allowance	—	—
Total income tax (expense) benefit	$—	$—

The income tax (expense) benefit differs from the federal statutory rate because of the effects of the following items for the fiscal years ended December 31, 2008 and 2007.

	December 31, 2008	December 31, 2007
Statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	0.0%	0.0%
Change in valuation allowance	(34.0)%	(34.0)%
Effective tax (expense) benefit rate	0.0%	0.0%

Deferred income taxes are provided to reflect temporary differences in the basis of net assets for income tax and financial reporting purposes, as well as available net operating losses. The tax effected temporary differences comprising the Company’s deferred income taxes as of December 31, 2008 and 2007, all non-current, are as follows (in thousands):

	December 31, 2008	December 31, 2007
Net operating losses	$66,367	$3,506
Valuation allowance	(66,367)	(3,506)
Net deferred income tax asset	$0	$0

The Company has recorded a valuation allowance in the amount set forth above for deferred tax assets where it is more likely than not the Company will not realize future tax benefits related to these items. The net change in the valuation allowance for the year ended December 31, 2008, was an increase of $62.9 million with the increase primarily due to the Company’s reverse merger in April 2008. The Company has not performed an IRC §382 study.

As of December 31, 2008, the Company has federal net operating loss carryforwards available to offset future taxable income of approximately $172 million. The federal net operating loss carryforwards expire through the year 2029. The Company has stated net operating loss carryforwards of $89 million primarily due to the reverse merger in April 2008.

The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of NOLs in the event of an “ownership change”  of a corporation (as defined in the Internal Revenue Code).  Utilization of the Company’s net operating losses may be limited by these restrictions.  It is likely at least one “ownership change” occurred prior to December 31,2008, therefore the net operating losses may be limited in the utilization against future income and could result in their expiration prior to utilization.

10. Equity

Common Stock

The Company has issued 23,027,624 shares of common stock from a total of 250,000,000 authorized shares with a par value of $0.01 per share.

Preferred Stock

The Company had issued 1,544,771 shares of preferred stock — in Series A, Series B, and Series C — from a total of 50,000,000 authorized shares with a par value of $0.01 per share.  In connection with the Merger, all issued and outstanding shares of Series A, Series B, and Series C preferred stock were converted into shares of common stock on a one-for-one basis.

In October 2008 and as amended in December 2008, the Company’s Board of Directors authorized the designation and issuance of up to 3,333,333 shares of a New Series A Convertible Preferred Stock (the “New Series A Preferred Stock”), and the offering of a December 2008 Preferred Stock Financing of up to $2,500,000 of New Series A Preferred Stock with a Stated Value of $0.75 per share and a number of warrants with an exercise price of $0.75 equal to 100% of the number of shares purchased by each purchaser. Through the period ending December 31, 2008, the Company closed a round of financing for the sale of 833,333 shares of this New Series A Preferred Stock at $0.75 per share, for an aggregate purchase price of $625 thousand, and warrants to purchase 833,333 shares of common stock of the Company, at an exercise price of $0.75 per share, and a three year term. This financing was led by related parties and other prior investors. The holders of the January 2008 Debentures and the April 2008 Debentures consented to this financing, but did not participate.

The rights, preferences, and privileges of the New Series A Preferred stock are as follows:

Voting Rights.  Holders of New Series A Preferred Stock and common stock vote as a single class upon any matter submitted to the stockholders for a vote and the holder of each share of Series A Preferred Stock has the right to one vote for each share of common stock into which such share of Series A Preferred Stock could then be converted.

Liquidation.  Holders of New Series A Preferred Stock are entitled to a liquidation preference to the holders of common stock, on a pro rata basis, of 120% of the Stated Value.  All remaining assets of the Company, if any, shall be distributed to the holders of common stock.

Conversion.  Each share of New Series A Preferred Stock is convertible, at the option of the holder of such share, into the number of fully paid and nonassessable shares of common stock determined by dividing the Stated Value by the then applicable conversion price.

Registration Rights.  Holders of New Series A Preferred Stock have no registration rights.

Warrants

As of December 31, 2008, warrants representing 1,944,444 shares of our common stock were exercisable as set forth in the following table:

Issue Date	# of Warrants	Exercise price	Expiration date

Jan-08	222,222	$1.80	Jan-09
Apr-08	388,889	$1.80	Apr-09
Dec-08	833,333	$0.75	Dec-09
Dec-08	500,000	$0.75	Dec-12
TOTAL	1,944,444

The Company determined the estimated fair value of the warrants issued during the year ended December 31, 2008, by using the Black-Scholes Merton model. See discussion, supra, Note 6.

Shares reserved

As of December 31, 2008, the Company has the following shares reserved:

Options Issued	4,086,497
Option Plan Available	791,145
Debenture Conversion(s)	6,426,074
Debenture Interest Conversion	109,889
Warrants Issued	1,944,444
Total	13,358,049

11. Stock Option Plans

On November 1, 1999, the Company adopted the 1999 Stock Option Plan (the “1999 Plan”) and on November 11, 2007, adopted the 2007 Stock Incentive Plan (the “2007 Plan”).  Both are incentive plans for employees, directors, consultants, agents and independent contractors and are administered by the Board of Directors, which was authorized to grant incentive stock options (“ISOs”) and non-statutory stock options (“NSOs”) to employees, directors and consultants for up to 5,000,000 shares of common stock under the 1999 Plan and 4,843,250 under the 2007 Plan.  ISOs may be granted only to employees of the Company (including officers and directors who are also employees). NSOs may be granted to employees, non-employee directors and consultants of the Company.  Under the 2007 Plan, upon the first date that the Company is publicly held, no employee of the Company will be eligible to be granted options covering more than 500,000 shares of common stock during any calendar year.

Upon adoption of the 2007 Plan, 165,000 options which had been granted under the 1999 Plan and shares reserved for issuance under the 1999 Stock Option Plan relating to un-granted options were cancelled.  Under the 2007 Plan, ISOs and NSOs are granted at a price that is not to be less than 100 percent of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. Generally, the options granted to new employees under this plan vest over a period of 4 years with 25 percent vesting on the first anniversary date from the date of grant and then monthly thereafter over the remaining 36 months. Options granted to shareholders who own more than 10 percent of the outstanding stock of the Company at the time of grant must be issued at prices not less than 110 percent of the estimated fair value of the stock on the date of grant. Options under the 2007 Plan may be granted for exercise periods up to 10 years.

12. Accounting for Share-Based Compensation

The following table summarizes stock option activity under the Company’s stock option plans (in thousands, except share and per share data):

Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2007	4,215,995	$1.14	9.5	$3,971
Granted	947,997	$2.51	8.6
Exercised	(3,750)	$0.02	8.6
Canceled	(1,073,745)	$1.40	8.6
Outstanding at December 31, 2008	4,086,497	$0.26	8.6	$1,053
Exercisable at December 31, 2008	997,264	$0.12	8.5	$275
Unvested at December 31, 2008	3,089,233	$0.31	8.7	$778

Aggregate Intrinsic Value was determined based upon the closing price of the Company’s publicly listed common stock price on December 31, 2008.

Share based compensation expense attributable to individuals that worked in the following functions is as follows (in thousands):

	Fiscal Year Ended December 31, 2008	Fiscal Year Ended December 31, 2007
Research and development	$46	$14
Selling and marketing	29	6
General and administrative	32	7
Total share-based compensation	$107	$27

The weighted-average fair value of stock-based compensation is based on the single option valuation approach and is estimated on the date of grant using a Black-Scholes Merton based option valuation model. The fair value of forfeitures is an estimate and no dividends have been declared. The fair value of options granted during the three months and year ended December 31, 2008 and 2007, were calculated based on the following average assumptions:

	For the Year
	Ended December 31
	2008	2007
Estimate fair value	$1.41	$0.017
Expected lives in years	7	7
Volatility	59.00%	55%
Risk free interest rate	3.26%	4.2%
Dividend yield	0%	0%

The Company used estimated volatility of comparable public companies to estimate the expected volatility used for the Black-Scholes Merton model. The risk-free interest rate assumption is based upon the US Treasury yield. The Company historically has not declared dividends and therefore the dividend yield was assumed to be zero in the model.

Total cash received as a result of options exercised during the fiscal year ended December 31, 2008, was $2 thousand. There were no equity instruments granted under share-based payment arrangements and therefore there was no cash used to settle any equity instrument. The Company does not plan to repurchase any shares during the upcoming annual period.

13. Restructuring

On October 1, 2008, the Company relocated its headquarters from San Mateo, California to Renton, Washington and terminated eight employees based in California.  On October 31, 2008, the Company closed its offices in San Mateo, California and abandoned the leased premises of its former offices there.  Effective on October 31, 2008, David S.G. MacKenzie resigned his position as our vice president and chief financial officer and we have not yet appointed any person to serve as our chief financial officer.  On October 31, 2008, the Company relocated its headquarters and abandoned the leased premises of its former offices in Renton, Washington.  In October 2008, the Company terminated eight more employees employed in both its California and Washington offices.  In connection with this restructuring plan, the Company has accrued or incurred one-time restructuring costs in the amount of $632 thousand during the quarter and year ended December 31, 2008.

As part of its reduction of monthly cash operating expenses during the quarter ended September 30, 2008, and continuing during the quarter and year ended December 31, 2008, through the date of these financial statements, the Company placed all employees on partial deferrals of salary, ranging from 10% to 100% of base salary and accrued these deferrals.  At the end of the period, and as of the date of these financial statements, this deferral amount remains unpaid, including amounts due to employees in its California office who were terminated during the period.

14. Commitments and contingencies

Operating and Capital Leases

The Company has non-cancelable leases for corporate facilities and equipment.  Rent expense under the leases totaled $254 thousand and $147 thousand for the periods ended December 31, 2008 and 2007, respectively.  Future minimum rental payments required under non-cancelable leases are as follows for the twelve months ended December 31:

	Operating Leases	Capital Leases

2009	$241	$21
2010	54	13
2011	6	13
2012	5	2
2013	2	—
Total minimum lease payments	$308	$49
Less: amount representing interest		(16)
Present value of minimum lease payments		33
Less: current portion of capital lease obligations		(9)
Long-term capital lease obligations		$24

On October 31, 2008, the Company closed its offices in San Mateo, California and abandoned the leased premises of its offices there. Also on October 31, 2008, the Company relocated its Washington offices and abandoned the leased premises of its former offices in Renton, Washington.  The landlord for the San Mateo, California leased premises has asserted a claim against the Company for $659 thousand and other amounts and filed suit against it in the Superior Court of San Mateo County, California (Case No. CIV 479535).  The Company intends to defend this claim as it had previously accrued all rents due under this lease and believes that the claim should not exceed that amount.  The landlord for the Renton, Washington location has not yet asserted any claim, but the assertion of such claims, and the need for the Company to defend such claims, is foreseeable.

15.          Litigation and Claims

In June 2008, Kaufman Bros. L.P. filed suit against the Company in the United States District Court for the Southern District of New York (Case No. 80 CV 5716) and sought a temporary restraining order and other extraordinary relief.  The complaint arises out of an advisory services agreement, pursuant to which Kaufman Bros. was to provide to the Company advisory services in connection with financings and strategic transactions. The Company notified Kaufman Bros. that it believed Kaufman Bros. had failed to provide the required services under the agreement, and that it were therefore entitled to terminate the agreement for cause. In the suit, Kaufman Bros. was seeking (i) monetary damages of $400,000 for anticipatory breach of the agreement; (ii) $73,800 in fees allegedly owed in connection with a previously closed financing transaction; (iii) and injunction prohibiting us from cancelling any shares issued to Kaufman Bros. as compensation, (iv) a declaration from the court that the Company are not entitled to a refund of any fees previously paid to Kaufman Bros., and (v) a declaration that the Company are obligated to pay Kaufman Bros. a commission on any financing or transaction that we enter into within 18 months following the termination of the agreement.  On July 15, 2008, Kaufman Bros. voluntarily filed a notice of dismissal without prejudice.  Settlement discussions were unsuccessful and, on July 31, 2008, Kaufman Bros. re-filed substantially the same claims in the Supreme Court of New York - County of New York (Index No. 08-602239). Effective on December 5, 2008, the Company entered into a settlement agreement with Kaufman Bros., pursuant to which (i) the Company agreed to pay to Kaufman Bros. $210,000, in twelve monthly installments of $17,500; (ii) the Company issued to Kaufman Bros. warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.75 per share, which warrants have a term of five years; (iii) the Company and Kaufman Bros. agreed immediately to terminate all provisions, terms and conditions of the advisory services agreement and exchanged mutual releases; and (iv) Kaufman Bros. agreed to dismiss the pending lawsuit in the Supreme Court of New York, without prejudice. Subsequent to entering into the settlement agreement, the Company has not fully complied with its payment obligations under the settlement agreement but, through the date of filing of these financial statements, Kaufman Bros. has not exercised any of its remedies for default under the settlement agreement.

On October 31, 2008, the Company closed its offices in San Mateo, California and abandoned the leased premises of its former offices there.  The landlord for these premises has asserted a claim for $659 thousand and other amounts and filed a proceeding in the Superior Court of San Mateo County, California (Case No. CIV 479535).  This matter is pending and the Company intends to defend its position.

On September 18, 2008, the employment of Jeffrey L. Garon as president and chief executive officer of the Company was terminated.  On October 19, 2008, Mr. Garon resigned from the Board of Directors.  Mr. Garon and the Company entered into an Employment Agreement dated August 11, 2007, which provided certain benefits to Mr. Garon in the event of termination of his employment, and granted to the Company certain rights to repurchase shares issued on behalf of Mr. Garon pursuant to his employment agreement.  The Company and Mr. Garon have been engaged in discussions about these benefits and rights, and no final agreement has been reached as of the filing date of these financial statements.

16.          Subsequent Events

In the period after the end of the year ended December 31, 2008, the Company entered into a series of bridge loans with certain purchasers of its New Series A Preferred stock and with the holders of its January 2008 and April 2008 Debentures.  In the aggregate these bridge loans were for the principal amount of $655 thousand, which is estimated to cover its operating expenses through June 2009.  These notes bear interest at ten percent per annum, and have maturities ranging from May 31, 2009, through October 17, 2009.  The notes payable to the holders of its New Series A Preferred stock were accompanied by 146,667 warrants to purchase shares of its Common Stock at $0.75 per share, with a term of five years.  The notes payable to the holder of its January 2008 and April 2008 Debentures are subject to the security interest granted to those holders in connection with those debentures.

Following the end of the year ended December 31, 2008, an additional 394,414 options were cancelled.