Form 10-Q
period 2009-03-31
ETELOS, INC.
filed 2009-05-15
CIK 1045739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒   No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of March 31, 2009, 24,069,291 shares of the issuer’s common stock, par value $0.01 per share, and 843,333 shares of the issuer’s Series A preferred stock were outstanding.

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

On April 23, 2008, Tripath filed a Current Report on Form 8-K announcing, among other things, that Etelos-WA, merged with and into Tripath, and that the surviving corporation changed its name to Etelos, Inc. and its fiscal year end to December 31.  The effective date of the merger was April 22, 2008, and Etelos, Inc., as the surviving corporation, will conduct the business and operations previously conducted by Etelos-WA.  In connection with the merger, all outstanding shares of Etelos-WA common stock were converted into shares of Etelos, Inc. common stock on a three for one ratio: one share of Etelos, Inc. common stock for every three shares of common stock of Etelos-WA.  Also in connection with the merger, (i) all outstanding shares of preferred stock of Etelos-WA were converted into shares of common stock of Etelos, Inc., (ii) Etelos, Inc. issued an aggregate of 5,010,000 shares of its common stock to the secured and unsecured creditors of Tripath and (iii) all the shares of Tripath were cancelled.  Prior to the merger, Tripath was a shell corporation and in accordance with the Plan of Reorganization had no assets or liabilities.  While Tripath acquired all the outstanding preferred and common stock of Etelos-WA, for accounting purposes, the acquisition has been treated as a recapitalization of Etelos-WA with Etelos-WA as the acquirer (a reverse acquisition).  The historical financial statements prior to April 22, 2008, are those of Etelos-WA and the description of the business contained in this report as well as the one contained in the financial statements reflect the operations of Etelos-WA for the twelve month periods ended December 31, 2008 and 2007.

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

Etelos, Inc.

Quarterly Report on Form 10-Q

For the Three Months Ended March 31, 2009

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

Other risks and uncertainties include such factors as market acceptance and market demand for our products and services, pricing, the changing regulatory environment, the effect of our accounting policies, potential seasonality, industry trends, adequacy of our financial resources to execute our business plan, our ability to attract, retain and motivate key technical, marketing and management personnel, possible disruption in commercial activities occasioned by terrorist activity and armed conflict, and other risk factors detailed in this report and our other SEC filings.  You should consider carefully the statements under “Item 1A. Risk Factors” in Part II and other sections of this report, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect our business, operating results and financial condition.  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements.

PART I—FINANCIAL INFORMATION

Item 1.           FINANCIAL STATEMENTS (Unaudited)

ETELOS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	March 31, 2009	December 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$66	$7
Accounts receivable, net	10	60
Employee advances	85	—
Other prepaid expenses and current assets	9	46
Total current assets	170	113

Property and equipment, net	73	82
Other assets	10	10

Total assets	$253	$205

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$988	$983
Accounts payable related parties	17	42
Accrued payroll and related expenses	797	399
Accrued expenses	1,533	1,381
Deferred revenue	61	64
Current portion convertible notes payable, net of discounts	7,264	7,264
Current portion other notes payable, net of discounts	236	89
Current portion notes payable to related parties, net of discounts	149	132
Current portion capital leases	11	9
Warrant and derivative liability	5,339	108
Total current liabilities	16,395	10,471

Long-term notes payable to related parties, less current portion	552	552
Long-term capital leases	21	24

Total liabilities	16,968	11,047

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, $0.01 par value: 50,000,000 shares authorized with liquidation preferences:
New Series A: 3,333,333 shares authorized; issued and outstanding - 843,333 shares at March 31, 2009, and 833,333 shares at December 31, 2008	8	8
Common stock, $0.01 par value: 250,000,000 shares authorized; issued and outstanding - 24,069,291 shares at March 31, 2009, and 23,027,624 shares at December 31, 2008	241	231
Additional paid-in capital	19,274	18,722
Accumulated deficit	(36,238)	(29,803)
Total stockholders’ deficit	(16,715)	(10,842)

Total liabilities and stockholders’ deficit	$253	$205

The accompanying notes are an integral part of these condensed interim financial statements

ETELOS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Revenue	$58	$24
Cost of revenue	93	101
Gross profit (loss)	(35)	(77)

Operating expenses:
Research and development	910	1,193
Sales and marketing	571	293
General and administrative	670	470
Change in valuation of liability related to warrants from settlement, financing, and consulting services	2,155	—
Total operating expenses	4,306	1,956

Loss from operations	(4,341)	(2,033)

Interest expense, net	(127)	(134)
Amortization of notes discount	(13)	(65)
Change in valuation of liability relating to embedded derivatives and warrants	(1,954)	—
Total interest income (expense)	(2,094)	(199)

Loss before taxes	(6,435)	(2,232)

Provision for income taxes	—	—

Net loss	$(6,435)	$(2,232)

Basic and diluted net loss per share	$(0.28)	$(0.30)

Weighted average number of common shares used in computing basic and diluted net loss per share	23,367	7,358

The accompanying notes are an integral part of these condensed interim financial statements

ETELOS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands, except share data)

(Unaudited)

							Total
	Preferred Stock		Common Stock		Additional Paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance at December 31, 2008	833,333	$8	23,027,624	$231	$18,722	$(29,803)	$(10,842)

Issuance of Preferred New Series A Stock	10,000	0			6		6
Issuance of common stock upon exercise of options			41,667	0	2		2
Issuance of common stock to consultant’s service			1,000,000	10	500		510
Stock Based Compensation					44		44

Net Loss						(6,435)	(6,435)

Balance at March 31, 2009	843,333	$8	24,069,291	$241	$19,274	$(36,238)	$(16,715)

The accompanying notes are an integral part of these condensed interim financial statements.

ETELOS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(6,435)	$(2,232)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10	5
Amortization of notes discount	13	65
Stock based compensation	44	—
Consulting expenses paid through issuance of common stock and warrants	1,511	—
Change in valuation of liability relating to embedded derivatives and warrants	4,110	—
Changes in operating assets and liabilities:
Accounts receivable, net	50	(12)
Prepaid expenses and other current assets	(49)	(290)
Other assets	—	(78)
Accounts payable	6	89
Accounts payable related parties	(25)	(54)
Accrued payroll and related expenses	398	135
Other accrued expenses	152	118
Deferred revenue	(3)	—

Net cash used in operating activities	(218)	(2,254)

Cash flows from investing activities:
Purchases of property and equipment	(—)	(34)

Net cash used in investing activities	—	(34)

Cash flows from financing activity:
Proceeds from notes payable	170	2,000
Proceeds from notes payable to related parties	100	—
Proceeds from issuance of preferred stock	7	—
Proceeds from issuance of common stock	2	460
Payments of notes payable	—	(111)
Payments of notes payable to related parties	—	(70)
Payment of capital leases	(2)	(3)

Net cash provided by financing activities	277	2,276

Net increase (decrease) in cash and cash equivalents	59	(12)

Cash, and cash equivalents, beginning of period	7	928

Cash, and cash equivalents, end of period	$66	$916

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$20

Supplemental disclosure of non-cash financing activities:
Issuance of detachable warrants	$—	$76
Reclassification of accounts payable to notes payable	$—	$29
Record warrants and embedded derivatives as liabilities	$120	$—

The accompanying notes are an integral part of these condensed interim financial statements

NOTES TO FINANCIAL STATEMENTS

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

3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements include our unaudited accounts as of March 31, 2009, and for the three months ended March 31, 2009 and 2008.  These condensed financial statements have been prepared by management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The balance sheet at December 31, 2008, has been derived from audited financial statements at that date. These unaudited condensed financial statements should be read in conjunction with the Company’s Report on Form 10-K for the fiscal year ended December 31, 2008.

In the opinion of management, all adjustments (which consist of normal recurring adjustments, except as disclosed herein) necessary to fairly present the financial position, results of operations and cash flows for the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year or for any future periods.

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

The Company’s accounts receivables are derived primarily from customers.  For the three months ended March 31, 2009, two customers accounted for 93% of the Company’s revenue in the period, and 51% of the Company’s accounts receivable as of March 31, 2009. There was no single customer accounting for more than 10% of the Company’s revenues or accounts receivable during the quarter ended March 31, 2008.

Allowance for Doubtful Accounts

The Company provides, when appropriate, an allowance for doubtful accounts to ensure trade receivables are not overstated due to un-collectability. The collectability of the Company’s receivables is evaluated based on a variety of factors, including the length of time receivables are past due, indication of the customer’s willingness to pay, significant one-time events, and historical experience. As of March 31, 2009, and December 31, 2008, the Company determined that an allowance for doubtful accounts was not necessary or warranted.

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

Stock Based Compensation

The Company, under SFAS No. 123 (revised 2004), “Share-Based Payment” (FAS 123R), is applying the “modified prospective method” and used the Black-Scholes Merton model to value all new stock based compensation awards granted starting January 1, 2007, and for any modification, cancellation, or repurchase of awards granted prior to January 1, 2007.  As a result, the Company has recorded compensation cost in the statement of operations based on the fair value of the award for the requisite service period. FAS 123(R) also requires the Company to estimate forfeitures in calculating the expense relating to share-based compensation as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur. This resulted in $44 thousand and $0 thousand of expense for the quarters ended March 31, 2009 and 2008, respectively.

FAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to its loss position, there were no such tax benefits during quarters ended March 31, 2009 and 2008. Prior to the adoption of FAS 123(R), those benefits would have been reported as operating cash flows had we received any tax benefits related to stock option exercises.

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

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. The Company did not have any unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing FIN 48.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  As of the date of the adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any such interest expense recognized during the three months ended March 31, 2009 and 2008, or the year ended December 31, 2008.  The Company’s effective tax rate differs from the federal statutory rate primarily due to increases in its deferred income tax valuation allowance.

Net Loss per Share

Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period, excluding any unvested restricted stock that is subject to repurchase. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of unvested restricted stock (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and the conversion of the Company’s convertible notes and debentures (using the if-converted method).  As their effect is antidilutive, 4,794,830 and 4,717,235 shares of common stock exercisable under outstanding employee stock options, 4,114,444 and 1,833,333 shares of common stock exercisable under outstanding warrants, 6,426,074 and 3,833,481 shares of common stock issuable upon conversion of the outstanding convertible notes payable and debentures, as of March 31, 2009 and 2008, respectively, have been excluded from this calculation.  The average exercise price of outstanding employee stock options and warrants to purchase the Company’s common stock is $0.24 and $1.08, and $0.55 and $0.10, respectively, at March 31, 2009 and 2008.

The following table, which has been adjusted to reflect the three for one conversion ratio effected in connection with the Merger, sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share amounts):

	For the Three Months
	Ended March 31
	2009	2008

Numerator:
Net income (loss)	$(6,435)	$(2,232)

Net income (loss) available to common stockholders	(6,435)	(2,232)

Denominator:
Weighted average common stock	23,367	7,358

Net loss per share:
Basic and Diluted	$(0.28)	$(0.30)

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

4. Going Concern

The financial statements have been prepared with the assumption that the Company will continue as a going concern.  The Company has experienced net losses of $6.4 million and $2.2 million for the three months ended March 31, 2009 and 2008, respectively, and has a total stockholders’ deficit of $36.2 million and $29.8 million, as of March 31, 2009 and December 31, 2008, respectively, all of which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might arise should it be unable to continue as a going concern.

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

The Company’s cash balance including proceeds from its recent debt financings and preferred stock financing may not be sufficient to fund operations beyond June 2009.  If cash reserves are not sufficient to sustain operations, then management plans to further reduce operating expenses and/or raise additional capital by selling shares of capital stock or other securities that could result in substantial dilution to existing shareholders.  However, there are no commitments or arrangements for future financings in place at this time and the Company can give no assurance that such capital will be available on favorable terms, or at all.  The Company may need additional financing thereafter until it can achieve profitability.  If it cannot, then it will be forced to further curtail operations or possibly be forced to evaluate a sale or liquidation of assets.  Even if it is successful in raising additional funds, there is no assurance regarding the terms of any additional investment.

In the quarter ended March 31, 2009, the Company entered into a series of bridge loans with certain purchasers of its New Series A Preferred stock and with the holders of its January 2008 and April 2008 Debentures.  In the aggregate these bridge loans were for the principal amount of $270 thousand which, together with a subsequent bridge loan from the holder of its January 2008 and April 2008 Debentures in the amount of $385 thousand after the end of the quarter, is estimated to cover its operating expenses through June 2009.  These notes bear interest at ten percent per annum, and have maturities ranging from May 31, 2009, through October 31, 2009.  The notes payable to the holders of its New Series A Preferred stock were accompanied by 160,000 warrants to purchase shares of its Common Stock at $0.75 per share, with a term of three years.  The notes payable to the holder of its January 2008 and April 2008 Debentures are subject to the security interest granted to those holders in connection with those debentures.

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

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities-an amendment of SFAS No. 133. This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company has determined the impact, if any, that the adoption of SFAS 161 will have no material impact on its financial statements and related disclosures.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), which requires entities to apply the two-class method of computing basic and diluted earnings per share for participating securities that include awards that accrue cash dividends (whether paid or unpaid) any time common shareholders receive dividends and those dividends do not need to be returned to the entity if the employee forfeits the award. FSP EITF 03-6-1 will be effective for the Company on January 1, 2009, and will require retroactive disclosure. The Company has determined that the impact of adopting FSP EITF 03-6-1 is not material to its financial position, cash flows, and results of operations.

Effective January 1, 2009, the Company adopted Emerging Issues Task Force (“EITF”) Issue 07-05 Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-05”), which provide guidance for determining whether an equity linked financial instrument (or embedded feature) is indexed to an entity’s own stock. The adoption of EITF 07-05 did not have material impact on the Company’s financial position, results of operations, or cash flows.

6. Convertible Notes and Debentures and Embedded Derivative and Warrant Liability

Convertible notes and debentures comprise (in thousands):

	March 31, 2009	December 31, 2008
6% convertible notes	1,764	1,764
January 2008 Debentures	2,000	2,000
April 2008 Debentures	3,500	3,500
	7,264	7,264
Less discount on notes payable	(—)	(—)

Current portion of notes payable	$7,264	$7,264

6% Convertible Notes

During the period August 2007 to October 2007, the Company issued 6 percent convertible notes with a face value of $3,326 thousand at an original issue discount of 10 percent with detachable warrants to purchase shares of its common stock in exchange for $3,024 thousand.  These notes mature on March 31, 2009, with interest due and payable on February 1, 2008, and on the last day of each calendar quarter thereafter. The Company is required to make payments on the outstanding principal balance beginning September 1, 2008, and on the 1st day of each calendar quarter thereafter. The default interest rate is 8 percent. The notes and unpaid interest are convertible into shares of the Company’s common stock at the option of the holder or involuntarily upon the occurrence of certain financing events. As of March 31, 2009, and December 31, 2008, $1,562 thousand of the face value of the 6% convertible notes have been converted to 2,352 thousand shares of the Company’s common stock and $1,764 thousand remain outstanding. The Company failed to make the required interest and principal payments on the 6 percent convertible notes during the quarter ended March 31, 2009. Accordingly, the Company is in default under the terms of the 6 percent convertible notes, which results in all principal and interest related to the 6 percent convertible notes becoming due and payable to the holders. As a result, the Company has classified all amounts due related to the 6 percent convertible notes as current liabilities.

In addition, the purchasers of the 6 percent convertible notes received warrants to purchase 1,080,000 shares of the Company’s common stock at an exercise price of $0.12. At December 31, 2008, all of these warrants had been exercised or expired and none are outstanding.

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

The January 2008 Debentures impose certain covenants on the Company, including restrictions against incurring additional indebtedness, creating any liens on its property, amending its certificate of incorporation or bylaws, redeeming or paying dividends on shares of our outstanding common stock, and entering into certain related party transactions.  The January 2008 Debentures also define certain events of default, including, without limitation, failure to make a payment obligation, failure to observe other covenants of the debenture or related agreements (subject to applicable cure periods), breach of representation or warranty, bankruptcy, default under another significant contract or credit obligation, delisting of its common stock, a change in control, failure to secure and maintain an effective registration statement covering the resale of the common stock underlying the debentures and the warrants, or failure to deliver share certificates in a timely manner.  In the event of default, the holders of the January 2008 Debentures have the right to accelerate all amounts outstanding under the debentures and demand payment of a mandatory default amount equal to 130 percent of the amount outstanding plus accrued interest and expenses. The Company has failed to make the required interest and principal payments on the

January 2008 Debentures due on September 30 and December 31, 2008, and March 31, 2009, through the filing date of this report. Accordingly, the Company is in default under the terms of the January 2008 Debentures, and the holders have the right to demand that the default amount equal to 130% of the amount outstanding plus accrued interest be paid to the holders. As of the date of these financial statements, the Company has classified all amounts due related to the January 2008 Debentures as current liabilities, and the holders have not elected to exercise their rights arising from the Company’s default.

Debt issuance costs of $85.2 thousand were incurred in conjunction with the issuance of the January 2008 Debentures, which have been capitalized as Other Assets and are amortized using the effective interest method.  As the January 2008 Debentures were in default and are deemed currently payable, the debt issuance costs have been fully amortized for the year ended December 31, 2008.

The detachable warrants, which are fully exercisable, to purchase 222,222 shares of our common stock, expire in January 2011 and are exercisable at a price of $1.80 per share, subject to adjustment.  As of March 31, 2009, none of these warrants had been exercised.

April 2008 Debentures

On April 22, 2008, the Company issued convertible debentures (“the April 2008 Debentures”) with a principal amount of $3.5 million and detachable warrants to purchase 388,889 shares of our common stock in exchange for $3.4 million.  The April 2008 Debentures are due on April 30, 2010, and have the identical terms and conditions to the January 2008 Debentures described above. The Company has failed to make the required interest and principal payments on the April 2008 Debentures due on September 30, December 31, 2008, and March 31, 2009. Accordingly, the Company is in default under the terms of the April 2008 Debentures, and the holders have the right to demand that the default amount equal to 130% of the amount outstanding plus accrued interest be paid to the holders. As of the date of this report, the holders have not elected to exercise their rights arising from the Company’s default.

Debt issuance costs of $149 thousand were incurred in conjunction with the issuance of the April 2008 Debentures, which have been capitalized as Other Assets and are amortized using the effective interest method.  As the April 2008 Debentures were in default and are deemed currently payable, the debt issuance costs have been fully amortized for the year ended December 31, 2008.

The detachable warrants, which are fully exercisable, to purchase 388,889 shares of our common stock, expire in April 2011 and are exercisable at a price of $1.80 per share, subject to adjustment, for the events described above, which adjust the conversion price of the January 2008 Debentures.  As of March 31, 2009, none of these warrants had been exercised.

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

Accounting for Convertible Notes and Debentures, Embedded Derivatives and Warrants

The Company has evaluated the embedded derivatives included in the 6% Convertible Notes (the “Convertible Notes”) and the January 2008 and April 2008 Debentures, consisting of the conversion features and certain put and call features described above, under the guidance in Statement of Financial Accounting Standard No. 133 Accounting for Derivative

Instruments and Hedging Activities and its related guidance and interpretations (“SFAS 133”) on the issuance date of the Convertible Notes and January 2008 and April 2008 Debentures and on each subsequent reporting date.  The purpose of the evaluation is to determine whether the embedded derivatives need to be bifurcated from the debt host and accounted for as a derivative at their estimated fair value as a liability at the date of issuance and thereafter, adjusted to estimated fair value with a charge or credit to the Company’s statement of operations.  SFAS 133 generally indicates that if the conversion features are (i) indexed to the Company’s capital stock and (ii) would be classified as equity if a freestanding derivative under the guidance in EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), the embedded derivatives need not be bifurcated from the debt host.  EITF 00-19 generally requires, among other factors, that (i) the Company can settle the derivative in cash or its own stock, at its option, (ii) settlement can be made in unregistered shares, and (iii) the Company has sufficient authorized shares to issue shares of its common stock for all equity instruments convertible to or which can be exercised for its capital stock.  SFAS 133 also provides guidance on when put and call features included in a debt host agreement are not clearly and closely related to the debt host must be bifurcated and recorded as a liability.  Only the January 2008 and April 2008 Debentures include put and call features.

The Company concluded that the conversion features embedded in the 6% Convertible Notes met the criteria in SFAS 133 at issuance and through April 23, 2008, the day prior to the merger with Tripath, because the conversion to the Company’s common stock could only be settled in its capital stock, the capital stock could be unregistered and the sufficiency of the authorized shares was under the Company’s control as it could control the outcome of a shareholder vote to increase the authorized shares.  However, on the date of the merger with Tripath, April 22, 2008, the Company concluded it no longer had control to ensure the sufficiency of its authorized shares of common stock and recorded the embedded conversion feature in the 6% Convertible Notes with an estimated fair value of $3,674 thousand and recorded the amount in the line entitled “Warrant and derivative liability” in the accompanying balance sheets.  At March 31, 2009, the estimated fair value of the conversion feature was subsequently revalued to $967 thousand with the related debit of $965 thousand included in the Company’s statement of operations in interest expense for the quarter ended March 31, 2009. The Company determined the estimated fair value of the conversion feature on April 22, 2008, and March 31, 2009, by using the Black-Scholes Merton valuation model and the following assumptions: fair value of the Company’s common stock of $2.91 and $1.20, respectively, per share; terms of 0.95 years and 0.00 years, respectively; risk free interest rates of 1.82% and 0.00%, respectively; and volatility of 47.16% and 0.00%, respectively. Probabilities were then applied to the outputs using the Matlab Monte Carlo Simulation of the Company’s stock prices to arrive at a value for the conversion options.

The Company concluded that the conversion features embedded in the January 2008 Debentures met the criteria in SFAS 133 at issuance and through March 31, 2008, and therefore, were not bifurcated from the debt host because the conversion to the Company’s common stock could only be settled in its common stock, the common stock could be unregistered and the sufficiency of the authorized shares was under the Company’s control as it could control the outcome of a shareholder vote to increase the authorized shares.  While the Company concluded that the put and call embedded in the January 2008 Debentures was not clearly and closely related to the debt host, the estimated fair value of the put and call was determined to be de minimus and therefore was not bifurcated from the debt host.  However, on the date of the merger with Tripath, April 22, 2008, the Company concluded it no longer had control to ensure the sufficiency of its authorized shares of common stock nor could it settle the conversion feature in unregistered shares. Therefore, the Company recorded the embedded conversion feature and put and call in the January 2008 Debentures with an estimated fair value of $896 thousand and recorded the amount in the line entitled “Warrant and derivative liability” in the accompanying balance sheet.  At March 31, 2009, the estimated fair value of the conversion feature was subsequently revalued to $302 thousand, with the related debit of $297 thousand included in the Company’s statement of operations in interest expense for the quarter ended March 31, 2009. The Company determined the estimated fair value of the conversion options on April 22, 2008, and March 31, 2009, using the Black-Scholes Merton valuation model and the following assumptions: fair value of the Company’s common stock of $2.91 and $1.20, and 2.14% respectively, per share; terms of 1 year and 1.75 years, and 0.83 years, respectively; risk free interest rates of 1.84% and 0.52%, and 2.14% respectively; and volatility of 47.16% and 48.48%, and 58.36%, respectively.  Probabilities were then applied to the outputs using the Matlab Monte Carlo Simulation of the Company’s stock prices to arrive at a value for the conversion options.

The Company concluded that the embedded conversion features in the April 2008 Debentures should be bifurcated from the debt host and recorded as liabilities because the conversion features must be settled in registered shares and that due to the Merger with Tripath the Company no longer had control over a shareholder vote to ensure the sufficiency of our authorized shares of common stock. The Company also concluded that the put and call in the April 2008 Debentures were embedded derivatives and were not clearly and closely related to the debt host and therefore should be bifurcated from the debt host along with the conversion features and recorded as a liability at their estimated fair value at issuance.  The estimated fair value of the embedded conversion features and put and call was $1,507 thousand at April 22, 2008, and recorded in the line entitled “Warrant and derivative liability” in the accompanying Balance Sheet. At March 31, 2009, the estimated fair value of the conversion feature was subsequently revalued to $573 thousand, with the related debit of $563 thousand included in the Company’s statement of operations in interest expense for the quarter ended March 31, 2009. The Company determined the estimated fair value of the conversion options on April 22 and December 31, 2008, and March 31, 2009, using the Black-Scholes Merton valuation model and the following assumptions: fair value of the Company’s common stock of $2.91 and $1.20, respectively, per share; terms of 1 year and 2 years, and 1.08 years respectively; risk free interest rates of 1.87% and 2.24%, and 0.59%, respectively; and volatility of 45.76% and 49.00%, and 56.80%, respectively.  Probabilities were then applied to the outputs using the Matlab Monte Carlo Simulation of the Company’s stock prices to arrive at a value for the conversion options.

The Company evaluated the terms and conditions of the detachable warrants issued with the January 2008 and April 2008 Debentures under the guidance in EITF 00-19 to determine whether the detachable warrants should be accounted for as equity or a liability and thereafter adjusted to their respective estimated fair value at each reporting date.

The Company concluded that the detachable warrants issued with the January 2008 Debentures met the criteria in SFAS 133 at issuance and through March 31, 2008, and therefore, were accounted for as equity because the warrants could only be settled by issuance of the Company’s common stock, the common stock could be unregistered, and the sufficiency of the authorized shares was under the Company’s control as it could control the outcome of a shareholder vote to increase the authorized shares.  However, on the date of the merger with Tripath, April 22, 2008, the Company concluded it no longer had control to ensure the sufficiency of its authorized shares of common stock nor could it settle the warrants in unregistered shares and therefore, recorded the estimated value fair value of the warrants of $320 thousand in the line entitled “Warrant and embedded derivative liability” in the accompanying Balance Sheets.  At March 31, 2009, the estimated fair value of the warrants was revalued to $56 thousand, with the related debit of $55 thousand included in the Company’s statement of operations in interest expense for the quarter ended March 31, 2009. The Company determined the estimated fair value of the warrants on April 22 and December 31, 2008, and March 31, 2009, by using the Black-Scholes Merton valuation model and the following assumptions: fair value of the Company’s common stock of $2.91 and $1.20, respectively, per share; terms of 2.5 and 1.83 years, respectively; risk free interest rates of 2.54% and 0.77%, respectively; and volatility of 47.81% and 63.41%, respectively.

The Company concluded that the detachable warrants issued with the April 2008 Debentures did not meet the criteria in SFAS 133 at issuance because it no longer had control to ensure the sufficiency of its authorized shares of common stock nor could it settle the warrants in unregistered shares and therefore, recorded the estimated value fair value of the warrants of $590 thousand in the line entitled “Warrant and embedded derivative liability” in the accompanying Balance Sheet.  At March 31, 2009, the estimated fair value of the warrants was revalued to $97 thousand with the related debit of $93 thousand included in the Company’s statement of operations in interest expense for the quarter ended March 31, 2009. The Company determined the estimated fair value of the warrants on April 22, 2008, and March 31, 2009, by using the Black-Scholes Merton valuation model and the following assumptions: fair value of the Company’s common stock of $2.91 and $1.20, respectively, per share; terms of 3 and 2.08 years, respectively; risk free interest rates of 2.43% and 0.84% respectively; and volatility of 49.17% and 58.93% respectively.

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

Warrants Issued in Connection with Other Notes Payable and Notes Payable to Related Parties

Effective on February 23 and March 31, 2009, the Company issued promissory notes, pursuant to which the Company issued warrants to purchase 26,667 and 133,333 shares, respectively, of the Company’s common stock at an exercise price of $0.75 per share, which warrants have a term of three years.

The Company evaluated the terms and conditions of the warrants issued with the promissory notes under the guidance in EITF 00-19 and EITF 07-05 to determine whether the warrants should be accounted for as equity or a liability and thereafter adjusted to their respective estimated fair value at each reporting date.

The Company concluded that the warrant issued with the promissory note in February 2009, did not meet the criteria in SFAS 133 at issuance because the Company did not have control to ensure the sufficiency of its authorized shares of common stock and therefore, recorded the estimated value fair value of the warrant of $36 thousand in the line entitled “Warrant and embedded derivative liability” in the accompanying Balance Sheet.  At March 31, 2009, the estimated fair value of the warrant was revalued to $16 thousand with the related credit of $20 thousand included in the Company’s statement of operations in interest expense for the quarter ended March 31, 2009. The Company determined the estimated fair value of the warrant on February 23 and March 31, 2009, by using the Black-Scholes Merton valuation model and the following assumptions: fair value of the Company’s common stock of $2.01 and $1.20, respectively, per share; terms of 3 and 2.92 years, respectively; risk free interest rates of 1.34% and 1.12%, respectively; and volatility of 53.63% and 51.93%, respectively.

The fair value of the warrant recorded upon issuance was treated as a discount on other notes payable, and is being amortized over the life of the promissory note, which is due to mature on May 31, 2009, using the interest method. During the quarter ended March 31, 2009, $13 thousand of the discount was amortized to interest expense.

The Company concluded that the warrant issued with the promissory note in March 2009, did not meet the criteria in SFAS 133 at issuance because the Company did not have control to ensure the sufficiency of its authorized shares of common stock and therefore, recorded the estimated value fair value of the warrant of $83 thousand in the line entitled “Warrant and embedded derivative liability” in the accompanying Balance Sheet.  The Company determined the estimated fair value of the warrant on March 31, 2009, by using the Black-Scholes Merton valuation model and the following assumptions: fair value of the Company’s common stock of $1.20 per share; term of 3 years; risk free interest rate of 1.15%; and volatility of 53.28%.

The fair value of the warrant recorded upon issuance was treated as a discount on notes payable to related parties, and will be amortized over the life of the promissory note, which is due to mature on October 31, 2009, using the interest method.

New Series A Preferred Warrants—Warrant Liability

In October 2008 and as amended in December 2008, the Board of Directors authorized the designation and issuance of up to 3,333,333 shares of a New Series A Convertible Preferred Stock (the “New Series A Preferred Stock”), and the offering of a December 2008 Preferred Stock Financing of up to $2,500,000 of New Series A Preferred Stock and a number of warrants with an exercise price of $0.75 equal to 100% of the number of shares purchased by each purchaser. During the quarter ended March 31, 2009, and the period ending December 31, 2008, respectively, the Company closed a round of financing for the sale of 10,000 and 833,333 shares, respectively, of its New Series A Preferred Stock at $0.75 per share, for an aggregate purchase price of $7.5 thousand and $625 thousand, respectively, and warrants to purchase 10,000 and 833,333 shares of common stock of the Company, respectively, at an exercise price of $0.75 per share, with a three year term. This financing was led by Daniel J.A. Kolke, the Company’s founder, chairman, chief executive officer, acting chief financial officer, and chief technology officer, with participation from two of its directors and other prior investors. The holders of the January 2008 Debentures and the April 2008 Debentures consented to this financing, but did not participate.

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

The Company evaluated the terms and conditions of the detachable warrants issued with the New Series A Preferred Stock under the guidance in EITF 00-19 and EITF 07-05 to determine whether the detachable warrants should be accounted for as equity or a liability and thereafter adjusted to their respective estimated fair value at each reporting date.

The Company concluded that the detachable warrants issued with the New Series A Preferred Stock did not meet the criteria in SFAS 133 at issuance because the Company did not have control to ensure the sufficiency of its authorized shares of common stock. Therefore, the Company recorded the estimated value fair value of the warrants of $148 thousand in the line entitled “Warrant and embedded derivative liability” in the accompanying Balance Sheet.  At March 31, 2009, the estimated fair value of the warrants was revalued to $510 thousand, with the related debit of $469 thousand included in the Company’s statement of operations in financing expense for the quarter ended March 31, 2009. The Company determined the estimated fair value of the warrants on December 3, 2008, and February 27 and March 31, 2009, by using the Black-Scholes Merton valuation model and the following assumptions: fair value of the Company’s common stock of $0.60, $0.51, and $1.20, respectively, per share; terms of 3.0, 3.0, and 2.67 years, respectively; risk free interest rates of 1.07%, 1.4%, and 1.04%, respectively; and volatility of 53.07%, 53.63%, and 52.75%, respectively.

Warrants Issued in Connection with Litigation Settlement

Effective on December 5, 2008, the Company entered into a settlement agreement with Kaufman Bros., pursuant to which the Company issued to Kaufman Bros. warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.75 per share, which warrants have a term of five years. See discussion infra Note 11.

The Company evaluated the terms and conditions of the warrants issued in the settlement under the guidance in EITF 00-19 to determine whether the warrants should be accounted for as equity or a liability and thereafter adjusted to their respective estimated fair value at each reporting date.

The Company concluded that the warrants issued in the settlement did not meet the criteria in SFAS 133 at issuance because the Company did not have control to ensure the sufficiency of its authorized shares of common stock and therefore, recorded the estimated value fair value of the warrants of $130 thousand in the line entitled “Warrant and embedded derivative liability” in the accompanying Balance Sheet.  At March 31, 2009, the estimated fair value of the warrants was revalued to $353 thousand with the related debit of $307 thousand included in the Company’s statement of operations in settlement expense for the quarter ended March 31, 2009. The Company determined the estimated fair value of the warrants on December 5, 2008, and March 31, 2009, by using the Black-Scholes Merton valuation model and the following assumptions: fair value of the Company’s common stock of $0.60 and $1.20, respectively, per share; terms of 5 and 4.67 years, respectively; risk free interest rates of 1.67% and 1.46% respectively; and volatility of 56.16% and 54.02% respectively.

Warrants Issued in Connection with Consulting Agreement

Effective on March 2, 2009, the Company entered into a consulting agreement with Salzwedel Financial Communications, Inc., pursuant to which the Company issued a warrant to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.01 per share, which warrants have a term of five years.

The Company evaluated the terms and conditions of the warrants issued in relation to the consulting agreement under the guidance in EITF 00-19 and EITF 07-05 to determine whether the warrants should be accounted for as equity or a liability and thereafter adjusted to their respective estimated fair value at each reporting date.

The Company concluded that the warrants issued in relation to the consulting agreement did not meet the criteria in SFAS 133 at issuance because the Company did not have control to ensure the sufficiency of its authorized shares of common stock and therefore, recorded the estimated value fair value of the warrants of $1,001 thousand in the line entitled “Warrant and embedded derivative liability” in the accompanying Balance Sheet.  At March 31, 2009, the estimated fair value of the warrants was revalued to $2,381 thousand with the related debit of $1,380 thousand included in the Company’s statement of operations in investor relations expense for the quarter ended March 31, 2009. The Company determined the estimated fair value of the warrants on March 2 and March 31, 2009, by using the Black-Scholes Merton valuation model and the following assumptions: fair value of the Company’s common stock of $0.51 and $1.20, respectively, per share; terms of 5 years and 4.92 years, respectively; risk free interest rates of 1.86% and 1.63%, respectively; and volatility of 56.68% and 54.11%, respectively.

7. Notes Payable to Related Parties

The Company previously entered into a series of unsecured loan transactions with relatives of Daniel J.A. Kolke, its executive chairman, chief executive officer, acting chief financial officer, and chief technology officer.  On December 30, 2007, in connection with settlement of these loans, the Company entered into three unsecured promissory notes with an aggregate original principal amount of $816 thousand, each of which will become collateralized by certain presently unidentified assets of the Company if and when Daniel J.A. Kolke is no longer an employee nor a member of its board of directors.  Such security interest, if granted, would be subordinated to any and all bank debt or convertible corporate debt.  These three notes are outstanding and in default in an aggregate balance of $685 thousand as of December 31, 2008.  No demands for payment have been made as of the date of this report and the default has been waived through the quarter ended March 31, 2009.

During the quarter ended March 31, 2009, the Company entered into an unsecured promissory note with a director, in the principal amount of $100,000, with a maturity date of October 31, 2009, and an interest rate of ten percent per annum.  In connection with this promissory note, the Company also issued to the director 133,333 detachable warrants to purchase common stock of the Company with an exercise price of $0.75 per share and a term of three years.  See discussion re: warrants at, supra, note 6.

8. Equity

Preferred Stock

During the quarter ended March 31, 2009, the Company closed the sale of 10,000 shares of its New Series A Preferred Stock at $0.75 per share, for an aggregate purchase price of $7.5 thousand, and warrants to purchase 10,000 shares of common stock of the Company, at an exercise price of $0.75 per share, and a three year term.  See discussion re: warrants at, supra, note 6.

Common Stock

The Company has issued 24,069,291 shares of common stock from a total of 250,000,000 authorized shares with a par value of $0.01 per share.

On March 2, 2009, the Company entered into a consulting agreement with Salzwedel Financial Communications, Inc. to provide services to the Company for a period of one year.  Compensation payable under that agreement included 1,000,000 shares of the Company’s common stock and, as a signing bonus, a warrant to purchase 2,000,000 shares of the Company’s common stock at a price of $0.01 per share, until March 14, 2014.  See discussion re: warrants at, supra, note 6.

9. Accounting for Share-Based Compensation

The following table summarizes stock option activity under the Company’s stock option plans (in thousands, except share and per share data):

Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2008	4,086,497	$0.26	8.6	$1,053
Granted	750,000	$0.10
Exercised	(41,667)	$0.05
Canceled	—	—
Outstanding at March 31, 2009	4,794,830	$0.24	8.6	$5,116
Exercisable at March 31, 2009	1,052,427	$0.18	8.3	$1,138
Unvested at March 31, 2009	3,742,403	$0.26	8.7	$3,978

Aggregate Intrinsic Value was determined based upon the closing price of the Company’s publicly listed common stock price on March 31, 2009.

Total cash received as a result of options exercised during the three months ended March 31, 2009, was $2 thousand. There were no equity instruments granted under share-based payment arrangements and therefore there was no cash used to settle any equity instrument. The Company does not plan to repurchase any shares during the upcoming annual period.

10. Restructuring

As part of its reduction of monthly cash operating expenses during the quarter ended September 30, 2008, and continuing during the quarter and year ended December 31, 2008, as of the date of these financial statements, the Company placed all employees on partial deferrals of salary, ranging from 10% to 100% of base salary and accrued these deferrals.  At the end of the period, and as of the date of these financial statements, this deferral amount remains unpaid, including amounts due to employees in its California office who were terminated during the period.  As of March 31, 2009, $876 thousand has been accrued for deferred salary, of which $386 thousand was incurred during the quarter ended March 31, 2009.

11. Litigation and Claims

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

On September 18, 2008, the employment of Jeffrey L. Garon as president and chief executive officer of the Company was terminated.  On October 19, 2008, Mr. Garon resigned from the Board of Directors.  Mr. Garon and the Company entered into an Employment Agreement dated August 11, 2007, which provided certain benefits to Mr. Garon in the event of termination of his employment, and granted to the Company certain rights to repurchase shares issued on behalf of Mr. Garon pursuant to his employment agreement.  The Company and Mr. Garon have been engaged in discussions about these benefits and rights, and no final agreement has been reached as of the date of these financial statements.

12. Subsequent Events

In April 2009, we entered into an additional secured bridge loan with Enable Growth Partners, LP, in the principal amount of $385 thousand, with interest at 10% per annum, due October 17, 2009.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this report. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation, the disclosures made under “Item 1A. Risk Factors” included in Part II of this report.

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

During the quarter ended December 31, 2008, we began to implement this shift and, during the period up to the date of this report, we entered into new Syndication Partner agreements with ISVs to deliver SaaS-enabled versions of their products and to syndicate those apps for distribution through a number of third party-branded SaaS marketplaces, and we have announced agreements to launch third party private label marketplaces, including third parties not traditionally regarded as technology providers.  We expect to make further such announcements reflecting this shift during the coming months but we do not have an estimate or projection of how, or when, or if, the benefits, if any, of this shift will be reflected in our operating results.

In the quarter ended March 31, 2009, and in April 2009, we entered into a series of bridge loans with certain purchasers of our New Series A Preferred stock and with the holders of our January 2008 and April 2008 Debentures.  In the aggregate these bridge loans were for the principal amount of $655 thousand, which is estimated to cover our operating expenses through June 2009.  These notes bear interest at ten percent per annum, and have maturities ranging from May 31, 2009, through October 31, 2009.  The notes payable to the holders of our New Series A Preferred stock were accompanied by 160,000 warrants to purchase shares of our Common Stock at $0.75 per share, with a term of three years.  The notes payable to the holder of our January 2008 and April 2008 Debentures are subject to the security interest granted to those holders in connection with those debentures.

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

Stock-Based Compensation Expense

Effective January 1, 2006, we adopted SFAS 123R using the modified prospective method and therefore have not restated prior periods’ results. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation expense net of an estimated forfeiture rate and therefore only recognize compensation cost for those shares expected to vest over the service period of the award.  Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and the pre-vesting option forfeiture rate. We estimate the expected life of options granted based on historical exercise patterns, which we believe are representative of future behavior. We estimate the volatility of our common stock on the date of grant based on the historical volatility of other publicly traded companies in our industry. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate, as well as the probability that performance conditions that affect the vesting of certain awards will be achieved, and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised, and cancelled. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. Beginning in the quarter ended December 31, 2008, and contuining in the quarter ended March 31, 2009, to the date of this report, the global economy has been highly volatile and, during this period, the Company found it necessary to take drastic measures to reduce operating expenses, but the likelihood of success of these efforts cannot be predicted.  Therefore the forfeiture rate in the quarter ended December 31, 2008, was very high.  The forfeiture rate declined substantially during the quarter ended March 31, 2009, but it is not known whether this forfeiture rate will be maintained in the future; management will continue to monitor its estimates.

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

Results of Operations

Three Months Ended March 31, 2009, Compared with Three Months Ended March 31, 2008

Revenues

Revenues were $58 thousand and $24 thousand for the three months ended March 31, 2009 and 2008, respectively. Revenues increased by $34 thousand, or 142 percent, in the three months ended March 31, 2009, compared to the same period in 2008. In the year ended December 31, 2008, and to the date of this report, we also experienced a significant decline in sales of our customer resource management product, which had been introduced in mid-2007.

Cost of Revenue

Cost of revenue includes our costs of hardware, software and other resources used in delivery of our products and services. Cost of revenue was $93 thousand and $101 thousand for the three months ended March 31, 2009 and 2008, respectively. Cost of revenue for the three months ended March 31, 2009, decreased by $8 thousand, or by 8 percent.  The decrease in cost of revenue from 2008 to 2009 was primarily attributable to the decreased costs of hosting and Internet bandwidth associated with the deployment of our products and services. Stated as a percentage of revenues, cost of revenue for the three months ended March 31, 2009, was 160 percent and for the corresponding period of 2008 was 421 percent.

Operating Expenses

Research and Development.  Research and development expenses include primarily employee and employee related expenses. Research and development expenses were $0.9 million and $1.2 million for the three months ended March 31, 2009 and 2008, respectively. Stated as a percentage of revenues, research and development expense for the corresponding periods was 1,551 percent and 5,000 percent, respectively.  Research and development expenses decreased by $300 thousand or by 25 percent, in the three months ended March 31, 2009, compared to the same period in 2008.  This decrease was primarily due to reduced headcount and related salary and benefits expenses for engineers engaged in research and development.

Sales and Marketing Expenses.  Sales and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel and travel, advertising, promotions, trade shows, seminars, and other programs. Sales and marketing expenses were $571 thousand and $293 thousand for the three months ended March 31, 2009 and 2008, respectively. The $278 thousand, or 94 percent, increase in sales and marketing expense was due to increased activities of sales and marketing following the completion of the merger in April 2008. Stated as a percentage of revenues, sales and marketing expense for the corresponding periods was 984 percent and 1,220 percent, respectively.

General and Administrative.  General and administrative expenses include payroll and related employee benefits, and other headcount-related costs associated with finance, facilities, legal and other administrative expenses. General and administrative expenses were $670 thousand and $470 thousand for the three months ended March 31, 2009 and 2008, respectively. The $200 thousand, or 42 percent, increase in general and administrative expense was primarily attributable to increased hiring of accounting, administrative, legal, and compliance personnel and greater use of consultants and temporary personnel to support being a public company.  Stated as a percentage of revenues, general and administrative expense for the corresponding periods was 1,155 percent and 1,958 percent, respectively.

Interest Expense

Interest expense was $2,094 thousand for the three months ended March 31, 2009, compared to $199 thousand for the comparable period of 2008. Interest expense primarily consisted of $13 thousand of amortization of notes discount, $127 thousand of interest expense on convertible notes and debentures, and a change in the valuation of liability relating to embedded derivatives and warrants of $1,954 thousand for the quarter ended March 31, 2009, compared to $65 thousand of amortization of notes discount and $134 thousand of interest expense on convertible notes for the three months ended March 31, 2008.  The increase in interest expense from 2008 to 2009 was primarily due to the change in valuation of liability relating to embedded derivatives and warrants when our stock price increased significantly during the quarter ended March 31, 2009.

Net Loss

Our net loss was $6.4 million and $2.2 million for the three months ended March 31, 2009 and 2008, respectively, an increase of $4.2 million, or 191 percent.  The increase in net loss from 2008 to 2009 was primarily due to a change in valuation of liability relating to embedded derivatives and warrants.

Liquidity and Capital Resources

On March 31, 2009, we had $66 thousand in cash and cash equivalents, net accounts receivable of $10 thousand, and prepaid expenses and other current assets of $94 thousand. Our working capital deficit at March 31, 2009, was $16.2 million, compared to a deficit of $10.3 million at December 31, 2008. The increase in working capital deficit is mainly attributable to the increase in warrant and derivative liability and further discussed in “Note 6 Convertible Notes and Debentures and Embedded Derivative and Warrant Liability” in our financial statements included in this report.

Net cash used by operating activities during the three months ended March 31, 2009, was $218 thousand, compared to $2.3 million during the three months ended March 31, 2008. The primary use of cash from operating activities during the three months ended March 31, 2009, was related to payment of expenses relating to accounting and compliance.

Net cash provided by financing activities during the three months ended March 31, 2009, was $277 thousand, primarily from the issuance of bridge loan notes and the sale of the New Series A Preferred shares, further discussed in “Note 6 — Convertible Notes and Debentures and Embedded Derivative and Warrant Liability” in our financial statements included in this report.

In the three months ended March 31, 2009, and subsequently in April 2009, we entered into a series of bridge loans with certain purchasers of our New Series A Preferred stock and with the holders of our January 2008 and April 2008 Debentures.  In the aggregate these bridge loans were for the principal amount of $655 thousand, which is estimated to cover our operating expenses through June 2009.  These notes bear interest at ten percent per annum, and have maturities ranging from May 31, 2009, through October 31, 2009.  The notes payable to the holders of our New Series A Preferred stock were accompanied by 160,000 warrants to purchase shares of our Common Stock at $0.75 per share, with a term of three years.  The notes payable to the holder of our January 2008 and April 2008 Debentures are subject to the security interest granted to those holders in connection with those debentures.

We are currently in default of our September 2007 notes, January 2008 Debentures, and April 2008 Debentures for failure to make payments when due.  The aggregate principal and accrued interest currently due under these debt securities as of March 31, 2009, is $7.8 million.  Our January 2008 Debentures and April 2008 Debentures are secured by substantially all of our assets.  If the holders of our outstanding debt securities determine to demand payment and we have insufficient cash to make the required payments, as is currently the case, the holders could force a sale of our assets for their benefit. Under such circumstances, we may need to cease operations or file for protection from claims of our creditors under the federal bankruptcy laws.

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

The principal payment amounts remaining on our September 2007 notes were scheduled to be paid as follows (in thousands):

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

On March 2, 2009, Enable Growth Partners LP, the holder — with its affiliates - of the substantial majority of the January 2008 and April 2008 Debentures, purchased the remainder of the January 2008 Debentures from Hudson Bay Fund LTD and its affiliate; price terms were not disclosed.  As a result of this transaction, Enable Growth Partners LP and its affiliates own 100% of the January 2008 Debentures.

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

On March 2, 2009, Enable Growth Partners LP, the holder — with its affiliates - of the substantial majority of the April 2008 Debentures, purchased the remainder of the April 2008 Debentures from Hudson Bay Overseas Fund LTD; price terms were not disclosed.  As a result of this transaction, Enable Growth Partners LP owns 100% of the April 2008 Debentures.

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

Bridge Loans

In the quarter ended March 31, 2009, and subsequently in April 2009, we entered into a series of bridge loans with certain purchasers of our New Series A Preferred stock, including $100,000 with a related party, and with the holders of our January 2008 and April 2008 Debentures.  In the aggregate these bridge loans were for the principal amount of $655 thousand, which is estimated to cover our operating expenses through June 2009.  These notes bear interest at ten percent per annum, and have maturities ranging from May 31, 2009, through October 31, 2009.  The notes payable to the holders of our New Series A Preferred stock were accompanied by 160,000 warrants to purchase shares of our Common Stock at $0.75 per share, with a term of three years.  The notes payable to the holder of our January 2008 and April 2008 Debentures are subject to the security interest granted to those holders in connection with those debentures.

Series A Financing

Beginning on December 3, 2008, and continuing in the three months ended March 31, 2009, the Company closed a round of financing for the sale of 843,333 shares of Series A Preferred Stock, for an aggregate purchase price of $632,500, at $0.75 per share, and 843,333 warrants to purchase shares of common stock of the Company, at a price of $0.75 per share, for a period of three years.  This financing was lead by Daniel J.A. Kolke, founder, Chairman, and CEO of the Company, with participation from two of the Company’s directors and other prior and new investors. The holders of the January 2008 Debentures and the April 2008 Debentures consented to this financing, but did not participate.

Operating and Capital Leases

We have non-cancelable leases for corporate facilities and equipment.  Rent expense under the leases totaled $5.7 thousand and $66.1thousand for the quarters ended March 31, 2009 and 2008, respectively.  Future minimum rental payments required under non-cancelable leases are as follows for the twelve months ended December 31:

	Operating Leases	Capital Leases

2010	—	13
2011	—	13
2012	—	11
2013	—	—
Total minimum lease payments	$—	$37
Less: amount representing interest		(5)
Present value of minimum lease payments		32
Less: current portion of capital lease obligations		(11)
Long-term capital lease obligations		$21

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

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of the period ended March 31, 2009.

Going Concern Issue

We remain dependent on outside sources of funding until our results of operations provide positive cash flows.  Our independent auditors issued a going concern explanatory paragraph in their report dated April 24, 2009. With our current level of funding, substantial doubt exists about our ability to continue as a going concern.

During the quarter ended March 31, 2009, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt and equity raised from qualified individual investors.

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

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities-an amendment of SFAS No. 133. This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We have determined the impact, if any, that the adoption of SFAS 161 will have no material impact on our financial statements and related disclosures.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (FAS 141R), which requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. FAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Also, in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”  (FAS 160), which clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. FAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We have determined that the adoption of SFAS 141R and SFAS 160 will have no material impact on our financial position, cash flows, and results of operations.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1), which requires entities to apply the two-class method of computing basic and diluted earnings per share for participating securities that include awards that accrue cash dividends (whether paid or unpaid) any time common shareholders receive dividends and those dividends do not need to be returned to the entity if the employee forfeits the award. FSP EITF 03-6-1 will be effective for the Company on January 1, 2009, and will require retroactive disclosure.  We have determined that the impact of adopting FSP EITF 03-6-1 is not material to our financial position, cash flows, and results of operations.

Effective January 1, 2009, the Company adopted Emerging Issues Task Force (“EITF”) Issue 07-05 Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-05”), which provide guidance for determining whether an equity linked financial instrument (or embedded feature) is indexed to an entity’s own stock. The adoption of EITF 07-05 did not have material impact on the Company’s financial position, results of operations, or cash flows.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Intentionally omitted pursuant to Item 305(e) of Regulation S-K.

Item 4.    CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Securities and Exchange Act of 1934, or the “Exchange Act,” is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that a company files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009, the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2009, because of certain material weaknesses in our internal controls over financial reporting.

Because of these weaknesses, we cannot provide reasonable assurances that all information required to be disclosed in our reports filed with the SEC will be accumulated and communicated to our management to allow for timely decisions regarding required disclosure.  Please see the internal controls discussion in our Form 10-K that we filed with the SEC on April 29, 2009 for more information regarding the weaknesses of our internal controls over financial reporting.

Furthermore, due to the resignation of our vice president & chief financial officer, and the lack of a replacement at this time, we are unable to assure that we have adequate and appropriate controls in place, or that the controls that we do have in place are being managed appropriately.  We will attempt to engage additional appropriate professionals to evaluate and manage our controls as soon as financial resources permit, but there is no assurance when, or if, that will be possible in the foreseeable future.

Changes In Internal Controls Over Financial Reporting.

No changes were made in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that has materially affected, or is likely to materially affect, our internal control over financial reporting.

Limitations On Disclosure Controls And Procedures.

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

As part of our reduction of monthly cash operating expenses during the quarter ending September 30, 2008, and continuing after the end of the quarter, we placed all employees on partial deferrals of salary, ranging from 10% to 100% of base salary.  At the end of the quarter, until the date of this filing, a substantial part of this deferral amount remains unpaid, including amounts due to employees who subsequently were terminated.  No employee has asserted a claim or demand for immediate payment of these unpaid amounts but the assertion of such claims or demands by such employees, or by governmental authorities, is foreseeable.

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

We began our operations in 1999 but we did not adopt the SaaS on-demand Web Applications delivery model until 2005, and further changed our business model beginning in the quarter ended December 31, 2008. As such, we have a limited operating history in the SaaS industry in general, and even more limited experience with our new business model, from which to evaluate our business and prospects.  We incurred a net loss of $35 thousand for the quarter ended March 31, 2009, and $77 thousand for the quarter ended March 31, 2008, and have an accumulated deficit of $36.2 million at Marc h 31, 2009.  We cannot assure you that our future planned operations will be implemented successfully or that we will ever have profits.  Furthermore, we are experiencing the initial costs and uncertainties of a young operating company, including start-up expenditures, unforeseen costs and difficulties, complications, and delays, all of which must be resolved and/or paid without the benefit of a predictable revenue stream.  We cannot be sure that we will be successful in meeting these challenges and addressing these risks and uncertainties.  If we are unable to do so, then we may be required to scale back our business, sell or license some or all of our technology or assets, or curtail or cease operations.

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

We have not been profitable on a quarterly or annual basis since our formation. Our operations resulted in a net loss of $6.4 million for the quarter ended March 31, 2009 and $2.2 million for the quarter ending March 31, 2008. As of March 31, 2009, our accumulated deficit was $36.2 million.  We expect to make significant future expenditures related to the development and expansion of our business. In addition, as a public company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. As a result of these increased expenditures, we will have to generate and sustain increased revenue to achieve and maintain future profitability. While our revenue has grown somewhat in recent periods, that growth has not been significant and future revenue growth may not be sustainable and we may not achieve sufficient revenue to achieve or maintain profitability. We have incurred and may continue to incur significant losses in the future for a number of reasons, including due to the other risks described in this report, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses for the foreseeable future.

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

We have decreased our number of full-time employees from 46 at June 30, 2008, to 13 as of March 31, 2009.  All of these remaining employees are on deferred salary, ranging from 10% to 100% of base salary, and there is no assurance that any of these personnel will be able to continue to work on this payment arrangement. Our operating plan has placed, and our anticipated growth plan is expected to continue to place, a significant strain on our very limited managerial, administrative, operational, financial, and other resources, compounded by these recent reductions in headcount. Although we will be required to continue to improve our operational, financial, and management controls and our reporting procedures it is clear that we may not be able to do so effectively and may not be able to recruit or retain adequate, qualified personnel to meet our operating demands. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or operating expenses in any particular quarter.

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

Subsequent to the termination of our former Chief Executive Officer, we significantly and materially reduced our management team and have not hired replacements for the management team in the positions of Vice President and Chief Financial Officer, Vice President — Marketing, Vice President Corporate Development, and Vice President — Human Resources, as well as several other Director-level positions, primarily in non-technical positions throughout the Company.  We did not fill these positions in the period ending March 31, 2009, and we have not filled any of these positions to the date of this report.

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

We have not collected any sales or other taxes from our customers or remitted any such taxes to any taxing jurisdiction where we may be required to do so. We have begun an analysis of this issue but to date have not made any accrual for any potential liability.  In addition, additional taxing jurisdictions at various local, national and super-national levels may seek to impose sales or other tax collection obligations on us.  We have not recorded sales or other tax liabilities for the quarters ended March 31, 2009 or 2008, in respect of sales or other tax liabilities in any jurisdiction. A successful assertion that we should be collecting sales or other taxes on our service could result in substantial tax liabilities for past sales, discourage customers from purchasing our products, or otherwise harm our business and operating results.

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

As part of our reduction of monthly cash operating expenses during the quarter ended December 31, 2008, and continuing after the end of the quarter ended March 31, 2009, and to the filing date of this report, we placed all employees on partial deferrals of salary, ranging from 10% to 100% of base salary.  At the end of the quarter, until the filing date of this report, this deferral amount remains unpaid, including amounts due to employees who subsequently were terminated. No employee has asserted a claim or demand for immediate payment of these unpaid amounts but the assertion of such claims or demands by such employees, or by other governmental authorities, is foreseeable.

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

As of March 31, 2009, our officers, directors, and affiliates beneficially own approximately 72 percent of our common stock and 60 percent of our preferred stock. As a result, if they act together, they are able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions, including business combinations. This concentration could also have the effect of delaying or preventing a change in control that could otherwise be beneficial to our stockholders. The interests of our officers, directors, and affiliates may differ from other stockholders. Furthermore, the current ratios of ownership of our common stock reduce the public float and liquidity of our common stock, which can in turn affect the market price of our common stock.

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

Actual sales or the prospect of future sales of shares of our common stock pursuant to a prospectus or under Rule 144 may have a depressive effect upon the price of, and market for, our common stock.  As of March 31, 2009, 24,069,291 shares of our common stock were issued and outstanding, of which 18,017,624 are “restricted securities” and under some circumstances may, in the future, be under a registration under the Securities Act or in compliance with Rule 144 adopted under the Securities Act.  In general, under Rule 144, subject to the satisfaction of other conditions, a person who has beneficially owned restricted shares of common stock for at least one year is entitled to sell, within any three month period, a number of shares that does not exceed the greater of 1 percent of the total number of outstanding shares of the same class; or if the common stock is quoted on NASDAQ or a stock exchange, the average weekly trading volume during the four calendar weeks immediately preceding the sale.  We cannot predict what effect, if any, that sales of shares of common stock, or the availability of these shares for sale, will have on the market prices prevailing from time to time.  Nevertheless, the possibility that substantial amounts of common stock may be sold in the public market may adversely effect prevailing prices for our common stock and could impair our ability to raise capital in the future through the sale of equity securities.

In addition to the 18,017,624 shares of “restricted securities” that were issued and outstanding as of March 31, 2009, we have a registration statement that registers for resale an aggregate of 1,906,557 shares of our common stock. The additional overhang represented by these registered securities could also have a depressive effect on the public trading price of our common stock.

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

We have significant indebtedness and agreed to certain restrictions as a result of our recent private placements of convertible debentures.

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

Although we have no commitments as of the date hereof to issue any additional securities, we may issue a substantial number of additional shares of our common stock or preferred stock, or a combination of both, including through convertible debt securities, to finance future operations or complete a business combination.  The issuance of additional shares of our common stock or any number of shares of preferred stock, including upon conversion of any debt securities:

•                  may significantly reduce the equity interest of our current stockholders; and

•                  will likely cause a change in control if a substantial number of our shares of common stock or voting preferred stock are issued and could also result in a change in management; and/or may adversely affect prevailing market prices for our common stock.

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

Our common stock is likely to be subject to penny stock rules

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

Item 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2009, the Company issued an aggregate of 1,000,000 shares of its common stock to a single accredited investor.  The shares were issued as compensation for investor relations services rendered for the Company.  The transaction was completed as a private placement under Section 4(2) of the Securities Act of 1933, as amended, and was therefore exempted from the registration requirements of that act.

Item 3.             DEFAULTS UPON SENIOR SECURITIES.

During the quarter ended March 31, 2009, the Company continued to be in default under its material debt obligations.

The Company has failed to pay interest or principal on its 6% convertible notes.  Those notes were due and payable on March 31, 2009.  The total amount due under the 6% convertible notes at March 31, 2009, is $148 thousand in interest and $1,764 thousand in principal.

The Company has failed to make the required interest and principal payments on the January 2008 Debentures.  Because of the default, the holders have the right to accelerate all amounts due under the debentures, and demand that the default amount equal to 130% of the amount outstanding plus accrued interest be paid to the holders.  The total amount due under the January 2008 Debentures at March 31, 2009, is $140 thousand in interest and $2,000 thousand in principal.

The Company has failed to make the required interest and principal payments on the April 2008 Debentures.  Because of the default, the holders have the right to accelerate all amounts due under the debentures, and demand that the default amount equal to 130% of the amount outstanding plus accrued interest be paid to the holders.  The total amount due under the April 2008 Debentures at March 31, 2009, is $197 thousand in interest and $3,500 thousand in principal.

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

ETELOS, INC.

/s/ Daniel J.A. Kolke
Date: May 15, 2009	Daniel J.A. Kolke, Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Promissory Note dated April 17, 2009, issued to Enable Growth Partners LP (1)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this report
(1)	Incorporated by reference to exhibits to Registrant’s Form 8-K filed on April 21, 2009.