Form 10-Q
period 2009-06-30
ETELOS, INC.
filed 2009-08-19
CIK 1045739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

or

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

As of June 30, 2009, 24,069,291 shares of the issuer’s common stock, par value $0.01 per share, and 843,333 shares of the issuer’s Series A preferred stock were outstanding.

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

On April 23, 2008, Tripath filed a Current Report on Form 8-K announcing, among other things, that Etelos-WA merged with and into Tripath, and that the surviving corporation changed its name to Etelos, Inc. and its fiscal year end to December 31.  The effective date of the merger was April 22, 2008, and Etelos, Inc., as the surviving corporation, will conduct the business and operations previously conducted by Etelos-WA.  In connection with the merger, all outstanding shares of Etelos-WA common stock were converted into shares of Etelos, Inc. common stock on a three for one ratio: one share of Etelos, Inc. common stock for every three shares of common stock of Etelos-WA.  Also in connection with the merger, (i) all outstanding shares of preferred stock of Etelos-WA were converted into shares of common stock of Etelos, Inc., (ii) Etelos, Inc. issued an aggregate of 5,010,000 shares of its common stock to the secured and unsecured creditors of Tripath and (iii) all the shares of Tripath were cancelled.  Prior to the merger, Tripath was a shell corporation and in accordance with the Plan of Reorganization had no assets or liabilities.  While Tripath acquired all the outstanding preferred and common stock of Etelos-WA, for accounting purposes, the acquisition has been treated as a recapitalization of Etelos-WA with Etelos-WA as the acquirer (a reverse acquisition).  The historical financial statements prior to April 22, 2008, are those of Etelos-WA and the description of the business contained in this report as well as the one contained in the financial statements reflect the operations of Etelos-WA for the quarterly and twelve month periods ended December 31, 2008 and 2007.

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

ii

Etelos, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2009

iii

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

PART I—FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS (UNAUDITED)

ETELOS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	June 30, 2009	December 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$1	$7
Accounts receivable, net	4	60
Prepaid expenses and other current assets	14	46
Current portion accreting interest on convertible notes payable	328	—
Total current assets	347	113

Property and equipment, net	62	82
Accreting interest on convertible notes payable, less current portion	85	—
Debt issuance costs	9	—
Other assets	2	10

Total assets	$505	$205

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,178	$983
Accounts payable related parties	18	42
Accrued payroll and related expenses	924	399
Other accrued expenses	1,273	1,381
Deferred revenue	5	64
Current portion convertible notes payable, net of discounts	1,764	7,264
Current portion other notes payable	644	89
Current portion notes payable to related parties, net of discounts	184	132
Current portion capital leases	10	9
Warrant and derivative liability	264	108
Total current liabilities	6,264	10,471

Long-term convertible notes payable, net of premiums and discounts, less current portion	6,502	—
Long-term notes payable to related parties, less current portion	552	552
Long-term capital leases, less current portion	18	24

Total liabilities	13,336	11,047

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.01 par value: 50,000,000 shares authorized with liquidation preferences:
New Series A: 3,333,333 shares authorized; issued and outstanding: 843,333 shares at June 30, 2009 and 833,333 shares at December 31, 2008	8	8
Common stock, $0.01 par value: 250,000,000 shares authorized; issued and outstanding - 24,069,291 shares at June 30, 2009 and 23,027,624 shares at December 31, 2008	241	231
Additional paid-in capital	20,248	18,722
Accumulated deficit	(33,328)	(29,803)
Total stockholders’ deficit	(12,831)	(10,842)

Total liabilities and stockholders’ deficit	$505	$205

The accompanying notes are an integral part of these condensed interim financial statements.

ETELOS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Revenue	$69	$22	$126	$45
Cost of revenue	80	148	172	249
Gross (loss)	(11)	(126)	(46)	(204)

Operating expenses:
Research and development	281	1,283	1,187	2,476
Sales and marketing	177	508	746	801
General and administrative	390	630	1,065	1,100
Change in valuation of liability related to warrants from settlement, financing, and consulting services	(2,455)	—	(299)	—
Total operating expenses (income)	(1,607)	2,421	2,699	4,377

Income (Loss) from Operations	1,596	(2,547)	(2,745)	(4,581)

Other (expense)
Merger costs	—	(13,444)	—	(13,444)
Other expense	—	(15)	—	(15)
Loss on extinguishment of debt	(300)	—	(300)	—
Total other (expense)	(300)	(13,459)	(300)	(13,459)

Interest expense, net	(147)	(117)	(273)	(315)
Amortization of notes discount	(58)	(427)	(72)	(427)
Change in valuation of liability relating to embedded derivatives and warrants	1,819	(4,032)	(135)	(4,032)
Beneficial conversion of interest conversion	—	(991)	—	(991)
Total interest income (expense)	1,614	(5,567)	(480)	(5,765)

Income (Loss) before taxes	2,910	(21,573)	(3,525)	(23,805)

Provision for income taxes	—	—	—	—

Net income (loss)	$2,910	$(21,573)	$(3,525)	$(23,805)

Basic net income (loss) per share	$0.12	$(1.13)	$(0.15)	$(1.80)
Diluted net income (loss) per share	$0.08	$(1.13)	$(0.15)	$(1.80)

Weighted average number of common shares used in computing basic net income (loss) per share	24,069	19,046	23,896	13,198
Weighted average number of common shares used in computing diluted net income (loss) per share	38,466	19,046	23,896	13,198

The accompanying notes are an integral part of these condensed interim financial statements.

ETELOS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands, except share data)

(Unaudited)

	Preferred Stock						Total
	New Series A		Common Stock		Additional Paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit

Balance at December 31, 2008	833,333	$8	23,027,624	$231	$18,722	$(29,803)	$(10,842)
Issuance of Preferred New Series A Stock	10,000	—	—	—	6	—	6
Issuance of common stock upon exercise of options	—	—	41,667	—	2	—	2
Issuance of common stock to consultant	—	—	1,000,000	10	500	—	510
Stock based compensation	—	—	—	—	87	—	87
Reclass warrant and derivative liability	—	—	—	—	931	—	931
Net loss	—	—	—	—	—	(3,525)	(3,525)
Balance at June 30, 2009	843,333	$8	24,069,291	$241	$20,248	$(33,328)	$(12,831)

The accompanying notes are an integral part of these condensed interim financial statements.

ETELOS, INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2009	2008

Cash flows from operating activities:
Net income (loss)	$(3,525)	$(23,805)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	19	13
Amortization of notes discount	72	165
Amortization of financing fees	—	32
Stock based compensation	87	69
Interest expense paid in common stock	—	77
Consulting expenses paid through issuance of common stock and warrants	1,511	—
BCF on interest payments	—	991
Change in valuation of embedded derivatives and warrant liability	(164)	4,377
Loss on extinguishment of restructured debentures	300	—
Merger costs paid in common stock	—	13,177
Changes in operating assets and liabilities:
Accounts receivable, net	56	(5)
Prepaid expenses and other current assets	32	(41)
Other assets	(1)	(65)
Accounts payable	195	153
Accounts payables related parties	(24)	(54)
Accrued payroll and related expenses	525	73
Other accrued expenses	311	137
Deferred revenues	(59)	—
Deferred rent	—	5
Net cash provided by (used in) operating activities	(665)	(4,701)
Cash flows from investing activities:
Purchases of property and equipment	—	(44)
Net cash provided by (used in) investing activities	—	(44)
Cash flows from financing activities:
Proceeds from notes payable	555	5,500
Proceeds from issuance of common stock	2	460
Proceeds from issuance of preferred stock	7	—
Payment of fees for financing transactions	—	(234)
Proceeds from notes payable to related parties	100	—
Payments of notes payable to related parties	—	(105)
Payment on capital lease	(5)	(8)
Net cash provided by financing activities	659	5,613

Net increase (decrease) in cash and cash equivalents	(6)	868

Cash and cash equivalents at beginning of year	7	928

Cash and cash equivalents at end of period	$1	$1,796

Supplemental disclosures of cash flow information:
Cash paid for income taxes	—	—
Cash paid for interest	—	126

Supplemental disclosures of non-cash financing activities:
Reclass of warrants from liability to equity	799	—
Increase in convertible notes principal	413	—
Reclass of derivatives from liability to equity	132	—
Record warrants and embedded derivatives as liabilites	—	6,489
Issuance of common stock for convertible debt	—	2,463
Issuance of common stock for interest conversion	—	199
Issuance of detachable warrants	—	73
Discount on convertible notes	—	68
Issuance of common stock for anti-dilution	—	55
Repurchase of common stock		36
Conversion of preferred stock to common stock	—	15

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

Information concerning number of shares outstanding for Etelos, Inc. including the conversion prices and number of shares issuable upon conversion of convertible securities and exercise prices of warrants and stock options and the number of shares issuable upon exercise of the options and warrants, has been adjusted to reflect this stock split for all periods presented.  Also, the stockholders’ deficit section of the accompanying balance sheet has been adjusted to reflect the legal capital structure of Tripath adjusted for the change in authorized shares of common and preferred stock.

2.  The Company

As used herein, unless the context requires otherwise, the terms the “Company” or “Etelos” refers to Etelos, Inc., the corporation that survived the Merger.

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

3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements include our accounts as of June 30, 2009, and December 31, 2008, and for the six months ended June 30, 2009 and 2008. The accompanying condensed balance sheet as of December 31, 2008, has been derived from the audited balance sheet in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008. These condensed financial statements have been prepared by management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, all adjustments (which consist of normal recurring adjustments, except as disclosed herein) necessary to fairly present the financial position, results of operations and cash flows for the interim periods presented have been included. The results of operations for the quarter ended June 30, 2009, and the six months ended June 30, 2009, are not necessarily indicative of the results to be expected for the full year or for any future periods.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods and such differences could be material.  These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008.  Certain prior period amounts have been reclassified to conform to the present period presentation.

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

The Company’s accounts receivables are derived primarily from customers.  For the six months ended June 30, 2009, three customers accounted for 91% of the Company’s revenue in the period. One customer accounted for 86% of the Company’s accounts receivable in the six months ended June 30, 2009.

Allowance for Doubtful Accounts

The Company provides, when appropriate, an allowance for doubtful accounts to ensure trade receivables are not overstated due to un-collectability. The collectability of the Company’s receivables is evaluated based on a variety of factors, including the length of time receivables are past due, indication of the customer’s willingness to pay, significant one-time events, and historical experience. As of June 30, 2009, and December 31, 2008, the Company determined that an allowance for doubtful accounts was not necessary or warranted.

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

Research and Development and Software Development Costs

Research and development expenses consist primarily of salaries, payroll taxes, benefits, and related expenditures for technology, software development, project management, and support personnel. Costs related to the research and development of new products, services and enhancements to existing products are expensed as provided for by Statement of Financial Accounting Standard (SFAS) No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (FAS 86).  Under FAS 86, costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established. Research and development costs are capitalized beginning when a product’s technological feasibility has been established and ending when the product is available for general release to customers. Technological feasibility is reached when the product reaches the working model stage. To date, products and enhancements have generally reached technological feasibility and have been released for sale at substantially the same time and all research and development costs have been expensed.

Statement of Position (SOP) 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1), which applies to SaaS business model, are met for the capitalization of software development cost.  Under SOP 98-1, software development costs, including costs incurred to purchase third party software, are capitalized beginning when the Company has determined certain factors are present, including, among others, that technology exists to achieve the performance requirements, buy versus internal development decisions have been made, and the Company’s management has authorized the funding for the project. Capitalization of software development costs ceases when the software is substantially complete and is ready for its intended use.  To date, no software development costs incurred have met the criteria set forth in SOP 98-1 for capitalization.

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

Stock Based Compensation

The Company, under SFAS No. 123 (revised 2004), “Share-Based Payment” (FAS 123(R)), is applying the “modified prospective method” and used the Black-Scholes Merton model to value all new stock based compensation awards granted starting January 1, 2007, and for any modification, cancellation, or repurchase of awards granted prior to January 1, 2007.  As a result, the Company has recorded compensation cost in the statement of operations based on the fair value of the award for the requisite service period. FAS 123(R) also requires the Company to estimate forfeitures in calculating the expense relating to share-based compensation as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur. This resulted in $87 thousand and $69 thousand of expense for the six months ended June 30, 2009 and 2008, respectively.

FAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to its loss position, there were no such tax benefits during the six months ended June 30, 2009 and 2008. Prior to the adoption of FAS 123(R), those benefits would have been reported as operating cash flows had we received any tax benefits related to stock option exercises.

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

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48) on January 1, 2007. The Company did not have any unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing FIN 48.

The Company files income tax returns in the United States of America federal jurisdiction and various state jurisdictions in the United States of America.  The Company does not believe that there will be any material changes in its unrecognized tax positions over the next twelve months.  The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial position, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48.  In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  As of the date of the adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any such interest expense recognized during the six months ended June 30, 2009 and 2008, or the year ended December 31, 2008.  The Company’s effective tax rate differs from the federal statutory rate primarily due to increases in its deferred income tax valuation allowance.

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period, excluding any unvested restricted stock that is subject to repurchase. Diluted net income (loss) per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of unvested restricted stock (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and the conversion of the Company’s convertible notes and debentures (using the if-converted method).  As their effect is antidilutive, 82,287 and 4,580,893 shares of common stock exercisable under outstanding employee stock options, 611,111 and 611,111 shares of common stock exercisable under outstanding warrants, 7,171,708 and 6,426,074 shares of common stock issuable upon conversion of the outstanding convertible notes payable and debentures, as of June 30, 2009 and 2008, respectively, have been excluded from this calculation.  The average exercise price of outstanding employee stock options to purchase the Company’s common stock is $0.24 and $0.23, respectively, at June 30, 2009 and 2008. The average exercise price of outstanding warrants to purchase the Company’s common stock is $0.55 and $1.80, respectively, at June 30, 2009 and 2008.

The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share amounts):

	For the Three Months		For the SixMonths
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Numerator:
Net income (loss)	$2,910	$(21,573)	$(3,525)	$(23,805)

Interest on convertible notes payable	109

Net income (loss) - diluted	$3,019	$(21,573)	$(3,525)	$(23,805)

Denominator:
Weighted average common stock	24,069	19,046	23,896	13,198

Convertible notes payable	7,172
Preferred stock New Series A	843
Warrants	2,199
Options	4,183

Weighted average common stock - diluted	38,466	19,046	23,896	13,198

Net income (loss) per share:
Basic	$0.12	$(1.13)	$(0.15)	$(1.80)
Diluted	$0.08	$(1.13)	$(0.15)	$(1.80)

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

4. Going Concern

The financial statements have been prepared with the assumption that the Company will continue as a going concern.  The Company has experienced net losses of $3.5 million and $23.8 million for the six months ended June 30, 2009 and 2008, respectively, and has a total stockholders’ deficit of $12.8 million and $10.8 million, as of June 30, 2009, and December 31, 2008, respectively, all of which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might arise should it be unable to continue as a going concern.

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

The Company’s cash balance including proceeds from its recent debt financings and preferred stock financing may not be sufficient to fund operations beyond August 2009.  If cash reserves are not sufficient to sustain operations, then management plans to further reduce operating expenses and/or raise additional capital by selling shares of capital stock or other securities that could result in substantial dilution to existing shareholders.  However, there are no commitments or arrangements for future financings in place at this time and the Company can give no assurance that such capital will be available on favorable terms, or at all.  The Company may need additional financing thereafter until it can achieve profitability.  If it cannot, then it will be forced to further curtail operations or possibly be forced to evaluate a sale or liquidation of assets.  Even if it is successful in raising additional funds, there is no assurance regarding the terms of any additional investment.

In the quarter ended June 30, 2009, the Company entered into a bridge loan with the holder of its January 2008 and April 2008 Debentures, in the principal amount of $385 thousand.  The amount of this bridge loan, together with two subsequent bridge loans from the holder of its January 2008 and April 2008 Debentures in the additional aggregate amount of $400 thousand after the end of the quarter, is estimated to cover its operating expenses through August 2009.  These notes bear interest at ten percent per annum, and mature between October 17, 2009, and February 10, 2010, and are subject to the security interest granted to the holder of the January 2008 and April 2008 Debentures in connection with those debentures.

5.  Recently Issued Accounting Standards

In April 2009, the FASB issued SFAS No. 165, Subsequent Events (FAS 165).  FAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. The Company adopted FAS 165 for the quarter ending June 30, 2009. Adoption did not have a material impact on the financial statements.

In April 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (FAS 167). FAS 167 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. FAS 167 is effective for annual reporting periods beginning after November 15, 2009. The Company is currently evaluating the impact of the pending adoption of FAS 167 on the financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (FAS 168).  FAS 168 identifies the FASB Accounting Standards Codification as the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws are also sources of authoritative GAAP for SEC registrants.  FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect adoption to have a material impact on the financial statements, other than to update the GAAP references throughout the footnote disclosures.

Effective January 1, 2009, the Company adopted Emerging Issues Task Force (EITF) Issue 07-05 Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (EITF 07-05), which provides guidance for determining whether an equity linked financial instrument (or embedded feature) is indexed to an entity’s own stock. The adoption of EITF 07-05 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

6. Convertible Notes and Debentures and Embedded Derivative and Warrant Liability

Convertible notes and debentures comprise (in thousands):

	June 30, 2009	December 31, 2008

6% Convertible Notes	$1,764	$1,764
January 2008 Debentures	2,320	2,000
April 2008 Debentures	4,012	3,500
	8,096	7,264
Plus (less) premium (discount) on notes payable	170	(—)
	8,266	7,264
Less current portion of notes payable	(1,764)	(7,264)

Long term notes payable, net of premium (discount), less current portion	$6,502	$—

6% Convertible Notes

During the period August 2007 to October 2007, the Company issued 6% convertible notes (the “6% Convertible Notes”) with a face value of $3,326 thousand at an original issue discount of 10 percent with detachable warrants to purchase shares of its common stock in exchange for $3,024 thousand.  These notes matured on March 31, 2009, with interest due and payable on February 1, 2008, and on the last day of each calendar quarter thereafter. The Company was required to make payments on the outstanding principal balance beginning September 1, 2008, and on the 1st day of each calendar quarter thereafter. The default interest rate was 8 percent. The notes and unpaid interest are convertible into shares of the Company’s common stock at the option of the holder or involuntarily upon the occurrence of certain financing events. As of December 31, 2008, and June 30, 2009, $1,562 thousand of the face value of the 6% Convertible Notes had been converted to 2,083 thousand shares of the Company’s common stock and $1,764 thousand remain outstanding. The Company failed to make required interest and principal payments as of December 31, 2008, and through June 30, 2009. Accordingly, the Company was and remains in default under the terms of the notes, which resulted in all principal and interest related to the notes becoming due and payable to the holders. As a result, the Company classified all amounts due related to the 6% Convertible Notes as current liabilities as at December 31, 2008, and June 30, 2009.

In addition, the purchasers of the 6% Convertible Notes received warrants to purchase 1,080,000 shares of the Company’s common stock at an exercise price of $0.12. At December 31, 2008, all of these warrants had been exercised or expired and none are outstanding.

January 2008 Debentures — Prior to Restructuring on June 30, 2009 (see below)

On January 31, 2008, the Company issued convertible debentures (the “January 2008 Debentures”) with a principal amount of $2 million and detachable warrants to purchase 222,222 shares of its common stock in exchange for $1.9 million.  The January 2008 Debentures are all held by Enable Capital Management LLC or its affiliates (“Enable Capital”).  Enable Capital beneficially owns more than 10% of the Company’s common stock.  The January 2008 Debentures are due on January 31, 2010, and bear interest at 6 percent per annum payable semiannually on January 1 and July 1, commencing July 1, 2008.  Monthly principal payments equal to 1/18th of the principal amount were to begin on September 1, 2008.  The Company had the right to pay interest and monthly principal payments in cash, or upon notice to the holders and compliance with certain equity conditions, it can pay all or a portion of any such payment in common stock valued at a price equal to the lesser of the then effective conversion price or 85 percent of the average of the volume weighted average price per share for its common stock for the 10 consecutive trading days immediately prior to the applicable payment date.  The equity conditions that it must meet include having a currently effective registration statement covering the shares of common stock issuable upon conversion of the debenture, and having the daily dollar trading volume for its common stock exceed $250,000 for each of the 20 consecutive trading days before the date in question.  The January 2008 Debentures and any accrued interest are convertible at anytime at the discretion of the holder at a conversion price per share of $1.35, subject to a cap on the beneficial ownership of its shares of common stock by the holder and its affiliates following such conversion. The conversion price is adjusted upon a stock split, reverse stock split, or upon issuance of stock dividends, whereby the conversion price would be adjusted to ensure that the holder would be receiving the same number of shares, as though the conversion right had been exercised prior to the triggering event.  Further, the conversion price is adjusted if common stock or equivalents are subsequently sold or re-priced at a price below the conversion price or rights, options or warrants are issued to holders of its common stock entitling them to purchase common stock at prices lower than the volume weighted average price on the date issued.

The Company has the option to redeem the January 2008 Debentures before their maturity by payment in cash of an amount equal to 120 percent of the then outstanding principal amount, plus accrued interest and other charges, and the right to force conversion of the debentures if the average of the volume weighted average price of its common stock exceeds $3.39 for 20 trading days out of a consecutive 30 trading day period.  This redemption option and forced conversion right are subject to the Company meeting certain equity conditions, including having the daily dollar trading volume for its common stock exceed $250 thousand for each of the 20 consecutive trading days before the date in question and having a currently effective registration statement covering the shares of common stock issuable upon conversion of the debentures and the forced conversion option, subject to the applicable cap on the beneficial ownership of its shares of common stock by the holder and its affiliates following such conversion.  The January 2008 Debentures are collateralized by substantially all the assets of the Company.

The January 2008 Debentures impose certain covenants on the Company, including restrictions against incurring additional indebtedness, creating any liens on its property, amending its certificate of incorporation or bylaws, redeeming or paying dividends on shares of our outstanding common stock, and entering into certain related party transactions.  The January 2008 Debentures also define certain events of default, including, without limitation, failure to make a payment obligation, failure to observe other covenants of the debenture or related agreements (subject to applicable cure periods), breach of representation or warranty, bankruptcy, default under another significant contract or credit obligation, delisting of its common stock, a change in control, failure to secure and maintain an effective registration statement covering the resale of the common stock underlying the debentures and the warrants, or failure to deliver share certificates in a timely manner.  In the event of default, the holders of the January 2008 Debentures have the right to accelerate all amounts outstanding under the debentures and demand payment of a mandatory default amount equal to 130 percent of the amount outstanding plus accrued interest and expenses. The Company failed to make required interest and principal payments on the January 2008 Debentures beginning with the payment due on September 30, 2008 and through June 30, 2009. Accordingly, the Company is in default under the terms of the January 2008 Debentures, and the holders have the right to demand that the default amount equal to 130% of the amount outstanding plus accrued interest be paid to the holders. As of December 31, 2008 and June 30, 2009, the Company classified all amounts due related to the January 2008 Debentures as current liabilities, and the holders had not elected to exercise their rights arising from the Company’s default.

The detachable warrants, which are fully exercisable, to purchase 222,222 shares of our common stock, expire in January 2011 and are exercisable at a price of $1.80 per share, subject to adjustment.  As of June 30, 2009, none of these warrants had been exercised.

Restructuring of January 2008 Debentures

On June 30, 2009, the Company executed an agreement to restructure the January 2008 Debentures. Under the terms of the agreement, the maturity of the debentures was extended to December 31, 2012; the outstanding interest as of June 30, 2009, and interest that would have been earned under the original terms of the Debentures was added to principal as of June 30, 2009; the interest rate was reduced to 0% until September 30, 2010; the monthly amortizing redemption payment schedule was eliminated and replaced with a requirement to pay interest only on a semi-annual basis beginning January 1, 2011, and to pay principal at maturity; the option to make principal and interest payments in shares of common stock instead of cash was removed; the anti-dilution provisions were modified so that the conversion price cannot be reduced below $0.10 as a result of subsequent equity sales; the registration rights agreement entered into in conjunction with the debentures was terminated; the optional redemption amount was reduced to 100% of the then outstanding principal amount plus accrued but unpaid interest and plus all liquidated damages and other amounts due; and all past defaults were waived. Additionally, the warrants issued in conjunction with the debentures were modified so that the warrant may be exchanged for a share of common stock on a 1:1 basis, and were modified to eliminate the anti-dilution provisions afforded for subsequent equity sales at a price lower than the original conversion price. No direct fees were either charged by or received from the debenture holders for the restructuring.

The Company evaluated the restructuring of the January 2008 Debentures, under the guidance in EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (EITF 96-19) and in EITF 06-06 “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” (EITF 06-06) as of June 30, 2009. The Company concluded that the restructuring of the January 2008 Debentures met the definition of an extinguishment of debt as the terms of the modified debentures were substantially different from the original terms. Accordingly, the Company recorded the difference between the fair value and carrying value of the January 2008 Debentures as a loss on extinguishment of debt of $300 thousand in earnings for the six months ended June 30, 2009.

Additionally, as part of the restructuring of the January 2008 Debentures, the outstanding accrued interest of $170 thousand as of June 30, 2009, was reclassified to outstanding principal, and the interest that was to have been earned under the original terms of the debentures from July 1, 2009, through September 30, 2010, of $150 thousand was recorded as an increase to outstanding principal with the corresponding debit amount being recorded in the line entitled “Accreting interest on convertible notes payable” in the accompanying balance sheet. This interest amount will be accreted to earnings over the revised maturity date of the January 2008 Debentures using the effective interest method.

The Company recorded a debt premium of $300 thousand related to the difference between the fair value and the revised principal amount of the January 2008 Debentures, along with the increase in the fair value of the embedded conversion option of $50 thousand as a debt discount, and debt issuance costs related to fees incurred by the Company from service providers related to the restructuring of the January 2008 Debentures of $9 thousand were capitalized as an “Other Asset” in the accompanying balance sheet. These items will be accreted or amortized to earnings over the revised maturity date of the January 2008 Debentures using the effective interest method.

April 2008 Debentures — Prior to Restructuring on June 30, 2009 (see below)

On April 22, 2008, the Company issued convertible debentures (the “April 2008 Debentures”) with a principal amount of $3.5 million and detachable warrants to purchase 388,889 shares of our common stock in exchange for $3.4 million.  The April 2008 Debentures are all held by Enable Capital Management LLC or its affiliates (“Enable Capital”).  Enable Capital beneficially owns more than 10% of the Company’s common stock.  The April 2008 Debentures are due on April 30, 2010, and have identical terms and conditions to the January 2008 Debentures described above. The Company failed to make required interest and principal payments on the April 2008 Debentures beginning with the payment due on September 30, 2008, and through June 30, 2009. Accordingly, the Company is in default under the terms of the April 2008 Debentures, and the holders have the right to demand that the default amount equal to 130% of the amount outstanding plus accrued interest be paid to the holders. As of December 31, 2008 and June 30, 2009, the Company classified all amounts due related to the April 2008 Debentures as current liabilities, and the holders had not elected to exercise their rights arising from the Company’s default.

The detachable warrants, which are fully exercisable, to purchase 388,889 shares of our common stock, expire in April 2011 and are exercisable at a price of $1.80 per share, subject to adjustment.  As of June 30, 2009, none of these warrants had been exercised.

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

The Company’s registration statement was effective July 31, 2008, which was eight days after the deadline in the registration rights agreements. However, the penalties for this delay were waived in the agreement to restructure the January 2008 and April 2008 Debentures on June 30, 2009.

Restructuring of April 2008 Debentures

On June 30, 2009, the Company executed an agreement to restructure the April 2008 Debentures. Under the terms of the agreement, the maturity of the debentures was extended to December 31, 2012; the outstanding interest as of June 30, 2009, and interest that would have been earned under the original terms of the debentures was added to principal as of June 30, 2009; the interest rate was reduced to 0% until September 30, 2010; the monthly amortizing redemption payment schedule was eliminated and replaced with a requirement to pay interest only on a semi-annual basis beginning January 1, 2011, and to pay principal at maturity; the option to make principal and interest payments in shares of common stock instead of cash was removed; the anti-dilution provisions were modified so that the conversion price cannot be reduced below $0.10 as a result of subsequent equity sales; the registration rights agreement entered into in conjunction with the debentures was terminated; the optional redemption amount was reduced to 100% of the then outstanding principal amount plus accrued but unpaid interest and plus all liquidated damages and other amounts due; and all past defaults were waived. Additionally, the warrants issued in conjunction with the debentures were modified so that the warrant may be exchanged for a share of common stock on a 1:1 basis, and were modified to eliminate the anti-dilution provisions afforded for subsequent equity sales at a price lower than the original conversion price. No direct fees were either charged by or received from the debenture holders for the restructuring.

The Company evaluated the restructuring of the April 2008 Debentures, under the guidance in EITF 96-19 and in EITF 06-06 as of June 30, 2009. The Company concluded that the restructuring of the April 2008 Debentures did not meet the definition of an extinguishment of debt as the terms of the modified debentures were not substantially different from the original terms. However, as the April 2008 Debentures included an embedded conversion feature, the Company is required to account for any increase in the fair value of the embedded conversion option immediately prior to and immediately after the transaction as a debt discount with the credit being recorded as additional paid in capital. Accordingly, the Company recorded the increase in the fair value of the embedded conversion option of $80 thousand as a debt discount that will be amortized over the revised maturity date of the April 2008 Debentures using the effective interest method.

Additionally, as part of the restructuring of the April 2008 Debentures, the outstanding accrued interest of $250 thousand as of June 30, 2009, was reclassified to outstanding principal, and the interest that was to have been earned under the original terms of the debentures from July 1, 2009, through September 30, 2010, of $263 thousand was recorded as an increase to outstanding principal with the corresponding debit amount being recorded in the line entitled “Accreting interest on convertible notes payable” in the accompanying balance sheet. This interest amount will be accreted to earnings over the revised maturity date of the April 2008 Debentures using the effective interest method.

Embedded Derivatives

The Company has evaluated the embedded derivatives included in the 6% Convertible Notes and the January 2008 and April 2008 Debentures, consisting of the conversion features and certain put and call features described above, under the guidance in SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities and its related guidance and interpretations” (FAS 133) on the issuance date of the Convertible Notes and January 2008 and April 2008 Debentures and on each subsequent reporting date.  The purpose of the evaluation is to determine whether the embedded derivatives need to be bifurcated from the debt host and accounted for as a derivative at their estimated fair value as a liability at the date of issuance and thereafter, adjusted to estimated fair value with a charge or credit to the Company’s statement of operations.  FAS 133 generally indicates that if the conversion features are (i) indexed to the Company’s capital stock under the guidance in EITF 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own

Stock” (EITF 07-05), and (ii) would be classified as equity if a freestanding derivative under the guidance in EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF 00-19), the embedded derivatives need not be bifurcated from the debt host.  EITF 00-19 generally requires, among other factors, that (i) the Company can settle the derivative in cash or its own stock, at its option, (ii) settlement can be made in unregistered shares, and (iii) the Company has sufficient authorized shares to issue shares of its common stock for all equity instruments convertible to or which can be exercised for its capital stock.  FAS 133 also provides guidance on when put and call features included in a debt host agreement are not clearly and closely related to the debt host must be bifurcated and recorded as a liability.  Only the January 2008 and April 2008 Debentures include put and call features.

Embedded Derivatives — 6% Convertible Notes

Prior to the restructuring of the January 2008 and April 2008 Debentures on June 30, 2009, the Company concluded that the conversion features embedded in the 6% Convertible Notes met the criteria in FAS 133 at issuance and through April 21, 2008, the day prior to the merger with Tripath, because the conversion to the Company’s common stock could only be settled in its capital stock, the capital stock could be unregistered and the sufficiency of the authorized shares was under the Company’s control as it could control the outcome of a shareholder vote to increase the authorized shares.  However, on the date of the merger with Tripath, April 22, 2008, the Company concluded it no longer had control to ensure the sufficiency of its authorized shares of common stock and recorded the conversion features embedded in the 6% Convertible Notes with an estimated fair value of $3,674 thousand and recorded the amount in the line entitled “Warrant and derivative liability” in the accompanying balance sheets. At December 31, 2008, and June 30, 2009, the estimated fair value of the conversion features was subsequently revalued to $2 thousand and $0 thousand, with the related credit of $3,672 and $2 thousand included in the Company’s statement of operations in interest expense for the year ended December 31, 2008, and the six months ended June 30, 2009, respectively. The Company determined the estimated fair value of the conversion features on April 22 and December 31, 2008, and June 30, 2009, by using the Black-Scholes Merton valuation model and the following assumptions: fair value of the Company’s common stock of $2.91, $0.33, and $0.36, respectively, per share; terms of 0.95, 0.25, and 0 years, respectively; risk free interest rates of 1.82%, 0.11% and 0.0%, respectively; and volatility of 47.16%, 73.59%, and 0.0%, respectively. Probabilities were then applied to the outputs using the Matlab Monte Carlo Simulation of the Company’s stock prices to arrive at a value for the conversion options.

Upon the restructuring of the Company’s January and April Debentures on June 30, 2009, the Company concluded that the conversion features embedded in the 6% Convertible Notes met the criteria in SFAS 133 to be accounted for as an equity instrument because the Company had control to ensure the sufficiency of its authorized shares of common stock, as the modified anti-dilution provisions relating to the January 2008 and April 2008 Debentures include a floor on the conversion price adjustment as a result of any subsequent equity sales. Due to the change in classification from liability to equity, the Company recorded a reclassification of the fair value as of June 30, 2009 to additional paid in capital of $0 thousand.

Embedded Derivatives — January 2008 and April 2008 Debentures

Prior to the restructuring of the January 2008 and April 2008 Debentures on June 30, 2009, the Company concluded that the conversion features embedded in the January 2008 Debentures met the criteria in FAS 133 at issuance and through April 21, 2008, the day prior to the merger with Tripath, and therefore, were not bifurcated from the debt host because the conversion to the Company’s common stock could only be settled in its common stock, the common stock could be unregistered and the sufficiency of the authorized shares was under the Company’s control as it could control the outcome of a shareholder vote to increase the authorized shares.  However, on the date of the merger with Tripath, April 22, 2008, the Company concluded it no longer had control to ensure the sufficiency of its authorized shares of common stock nor could it settle the conversion feature in unregistered shares. Therefore, the Company recorded the conversion features embedded in the January 2008 Debentures with an estimated fair value of $896 thousand and recorded the amount in the line entitled “Warrant and derivative liability” in the accompanying balance sheet.  At December 31, 2008, and June 30, 2009, the estimated fair value of the conversion feature was subsequently revalued to $5 thousand and $2 thousand, respectively, with the related credit of $891 thousand and $3 thousand included in the Company’s statement of operations in interest expense for the year ended December 31, 2008, and the six months ended June 30, 2009. The Company determined the estimated fair value of the conversion options on April 22 and December 31, 2008, and June 30, 2009, using the Black-Scholes Merton valuation model and the following assumptions: fair value of the Company’s common stock of $2.91, $0.33, and $0.36, respectively, per share; terms of 1.75 years, 1.08 years, and 0.58 years, respectively; risk free interest rates of 1.84%, 0.40%, and 0.39%, respectively; and volatility of 47.16% 65.48%, and 48.84%, respectively.  Probabilities were then applied to the outputs using the Matlab Monte Carlo Simulation of the Company’s stock prices to arrive at a value for the conversion options.

Prior to the restructuring of the January 2008 and April 2008 Debentures on June 30, 2009, the Company concluded that the conversion features embedded in the April 2008 Debentures should be bifurcated from the debt host and recorded as liabilities because the conversion features must be settled in registered shares and that due to the Merger with Tripath the Company no longer had control over a shareholder vote to ensure the sufficiency of its authorized shares of common stock. The estimated fair value of the embedded conversion features was $1,507 thousand at April 22, 2008, and recorded in the line entitled “Warrant and derivative liability” in the accompanying Balance Sheet. At December 31, 2008, and June 30, 2009, the estimated fair value of the embedded conversion features was subsequently revalued to $10 thousand and $2 thousand, respectively, with the related credit of $1,497 thousand and $8 thousand included in the Company’s statement of operations in interest expense for the year ended December 31, 2008, and the six months ended June 30, 2009, respectively. The Company determined the estimated fair value of the conversion options on April 22 and December 31, 2008, and June 30, 2009, using the Black-Scholes Merton valuation model and the following assumptions: fair value of the Company’s common stock of $2.91, $0.33, and $0.36, respectively, per share; terms of 2, 1.33, and 0.83 years, respectively; risk free interest rates of 1.87%, 2.24%, and 0.49%, respectively; and volatility of 49.00%, 61.48%, and 58.72%, respectively.  Probabilities were then applied to the outputs using the Matlab Monte Carlo Simulation of the Company’s stock prices to arrive at a value for the conversion options.

Upon the restructuring of the January 2008 and April 2008 Debentures on June 30, 2009, the Company concluded that the conversion features embedded in the January 2008 and April 2008 Debentures met the criteria in FAS 133 to be accounted for as an equity instrument because the Company had control to ensure the sufficiency of its authorized shares of common stock, as the modified anti-dilution provisions relating to the January 2008 and April 2008 Debentures include a floor on the conversion price adjustment as a result of any subsequent equity sales, and because the conversion features no longer are required to be settled in registered shares. Due to the change in classification from liability to equity, the Company recorded a reclassification of the fair value of the conversion features embedded in the January 2008 and April 2008 Debentures as of June 30, 2009, to additional paid in capital of $0 thousand and $2 thousand, respectively.

The Company also concluded that the put and call in the January 2008 and April 2008 Debentures were embedded derivatives that were not clearly and closely related to the debt host and therefore should be bifurcated from the debt host along with the conversion features and recorded as a liability at their estimated fair value at issuance.  The Company determined the net fair value of the put and call embedded in the January 2008 and April 2008 Debentures on April 22 and December 31, 2008 to be de minimus.

Upon the restructuring of the January and April Debentures on June 30, 2009, the Company concluded that the put and call features embedded in the January 2008 and April 2008 Debentures continue to be not clearly and closely related to the debt host and therefore should be bifurcated from the debt host and recorded as a liability at their estimated fair value. The Company determined the net fair value of the put and call to be $97 thousand and $168 thousand for the January 2008 and April 2008 Debentures, respectively, with the related debit of $97 thousand and $168 thousand, respectively, included in the Company’s statement of operations in interest expense for the six months ended June 30, 2009. The Company determined the estimated fair value of the put on June 30, 2009, using the Black-Scholes Merton valuation model and the following assumptions: fair value and exercise price of the put embedded in the January 2008 and April 2008 Debentures equivalent to 130% of the outstanding principal and accrued interest of $3,015,858 and $5,216,312, respectively; term of 3.5 years to the maturity date of December 31, 2012; risk free interest rate of 1.81%; and volatility of 14.69% which was determined using the volatility of the Bank Prime Lending Rate. The Company determined the estimated fair value of the call on June 30, 2009, using the Black-Scholes Merton valuation model and the following assumptions: fair value and exercise price of the call embedded in the January 2008 and April 2008 Debentures equivalent to 100% of the outstanding principal and accrued interest of $2,319,890 and $4,012,548, respectively; term of 3.5 years to the maturity date of December 31, 2012; risk free interest rate of 1.81%; and volatility of 14.69% which was determined using the volatility of the Bank Prime Lending Rate.

Warrants Issued in Connection with January 2008 and April 2008 Debentures

Effective with the issuance of the January 2008 and April 2008 Debentures, the Company issued warrants to purchase 222,222 and 388,889 shares, respectively, of the Company’s common stock at an exercise price of $1.80 per share, subject to adjustment, which warrants have a term of three years.

The Company evaluated the terms and conditions of the detachable warrants issued with the January 2008 and April 2008 Debentures under the guidance in EITF 00-19 and EITF 07-05 to determine whether the detachable warrants should be accounted for as equity or a liability and thereafter adjusted to their respective estimated fair value at each reporting date.

Prior to the restructuring of the January 2008 and April 2008 Debentures on June 30, 2009, the Company concluded that the detachable warrants issued with the January 2008 Debentures met the criteria in EITF 00-19 and EITF 07-05 at issuance and through April 22, 2008, and therefore, were accounted for as equity because the warrants could only be settled by issuance of the Company’s common stock, the common stock could be unregistered, and the sufficiency of the authorized shares was under the Company’s control as it could control the outcome of a shareholder vote to increase the authorized shares.  However, on the date of the merger with Tripath, April 22, 2008, the Company concluded it no longer had control to ensure the sufficiency of its authorized shares of common stock nor could it settle the warrants in unregistered shares and therefore, recorded the estimated value fair value of the warrants of $320 thousand in the line entitled “Warrant and embedded derivative liability” in the accompanying Balance Sheets.  At December 31, 2008, and June 30, 2009, the estimated fair value of the warrants was revalued to $1 thousand and $1 thousand, respectively, with the related credit of $319 thousand and $0 thousand included in the Company’s statement of operations in interest expense for the year ended December 31, 2008, and the six months ended June 30, 2009, respectively. The Company determined the estimated fair value of the warrants on April 22 and December 31, 2008, and June 30, 2009, by using the Black-Scholes Merton valuation model and the following assumptions: fair value of the Company’s common stock of $2.91, $0.33, and $0.36, respectively, per share; terms of 2.5, 2.08 and 1.58 years, respectively; risk free interest rates of 2.54%, 0.78%, and 0.88%, respectively; and volatility of 47.81%, 56.98%, and 59.34%, respectively.

Prior to the restructuring of the January 2008 and April 2008 Debentures on June 30, 2009, the Company concluded that the detachable warrants issued with the April 2008 Debentures did not meet the criteria in EITF 00-19 and EITF 07-05 at issuance because it no longer had control to ensure the sufficiency of its authorized shares of common stock nor could it settle the warrants in unregistered shares and therefore, recorded the estimated value fair value of the warrants of $590 thousand in the line entitled “Warrant and embedded derivative liability” in the accompanying Balance Sheet.  At December 31, 2008, and June 30, 2009, the estimated fair value of the warrants was revalued to $4 thousand and $2 thousand with the related credit of $586 thousand and $2 thousand included in the Company’s statement of operations in interest expense for the year ended December 31, 2008, and the six months ended June 30, 2009, respectively. The Company determined the estimated fair value of the warrants on April 22 and December 31, 2008, and June 30, 2009, by using the Black-Scholes Merton valuation model and the following assumptions: fair value of the Company’s common stock of $2.91, $0.33, and $0.36, respectively, per share; terms of 3, 2.33, and 1.83 years, respectively; risk free interest rates of 2.43%, 0.84%, and 1.02%, respectively; and volatility of 49.17%, 62.44%, and 57.08%, respectively.

Upon the restructuring of the January 2008 and April 2008 Debentures on June 30, 2009, the Company concluded that the warrants issued with the January 2008 and April 2008 Debentures met the criteria in EITF 00-19 and EITF 07-05 to be accounted for as an equity instrument because the Company had control to ensure the sufficiency of its authorized shares of common stock, as the modified anti-dilution provisions relating to the January 2008 and April 2008 Debentures include a floor on the conversion price adjustment as a result of any subsequent equity sales. Due to the change in classification from liability to equity, the Company recorded a reclassification of the fair value as of June 30, 2009, to additional paid in capital of $1 thousand and $2 thousand, respectively.

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

Prior to the restructuring of the January 2008 and April 2008 Debentures on June 30, 2009, the Company concluded that the warrant issued with the promissory note in February 2009, did not meet the criteria in FAS 133 at issuance because the Company did not have control to ensure the sufficiency of its authorized shares of common stock and therefore, recorded the estimated value fair value of the warrant of $36 thousand in the line entitled “Warrant and embedded derivative liability” in the accompanying Balance Sheet.  At June 30, 2009, the estimated fair value of the warrant was revalued to $1 thousand with the related credit of $35 thousand included in the Company’s statement of operations in interest expense for the six months ended June 30, 2009. The Company determined the estimated fair value of the warrant on February 23 and June 30, 2009, by using the Black-Scholes Merton valuation model and the following assumptions: fair value of the Company’s common stock of $2.01 and $0.36, respectively, per share; terms of 3 and 2.67 years, respectively; risk free interest rates of 1.34% and 1.46%, respectively; and volatility of 53.63% and 52.58%, respectively.

The fair value of the warrant recorded upon issuance was treated as a discount on other notes payable, and was amortized over the life of the promissory note, which matured on May 31, 2009, using the interest method. During the six months ended June 30, 2009, $36 thousand of the discount was amortized to interest expense.

Upon the restructuring of the January 2008 and April 2008 Debentures on June 30, 2009, the Company concluded that the warrants issued with the promissory note in February 2009 met the criteria in EITF 00-19 and EITF 07-05 to be accounted for as an equity instrument because the Company had control to ensure the sufficiency of its authorized shares of common stock, as the modified anti-dilution provisions relating to the January 2008 and April 2008 Debentures include a floor on the conversion price adjustment as a result of any subsequent equity sales. Due to the change in classification from liability to equity, the Company recorded a reclassification of the fair value as of June 30, 2009 to additional paid in capital of $1 thousand.

Prior to the restructuring of the January 2008 and April 2008 Debentures on June 30, 2009, the Company concluded that the warrant issued with the promissory note in March 2009, did not meet the criteria in FAS 133 at issuance because the Company did not have control to ensure the sufficiency of its authorized shares of common stock and therefore, recorded the estimated value fair value of the warrant of $83 thousand in the line entitled “Warrant and embedded derivative liability” in the accompanying Balance Sheet.  At June 30, 2009, the estimated fair value of the warrant was revalued to $7 thousand with the related credit of $76 thousand included in the Company’s statement of operations in interest expense for the six months ended June 30, 2009.  The Company determined the estimated fair value of the warrant on March 31 and June 30, 2009, by using the Black-Scholes Merton valuation model and the following assumptions: fair value of the Company’s common stock of $1.20 and $0.36 per share, respectively; term of 3 and 2.75 years, respectively; risk free interest rate of 1.15% and 1.51%, respectively; and volatility of 53.28% and 51.87%, respectively.

The fair value of the warrant recorded upon issuance was treated as a discount on notes payable to related parties, and will be amortized over the life of the promissory note, which is due to mature on October 31, 2009, using the interest method. During the six months ended June 30, 2009, $35 thousand of the discount was amortized to interest expense.

Upon the restructuring of the January 2008 and April 2008 Debentures on June 30, 2009, the Company concluded that the warrants issued with the promissory note in March 2009 met the criteria in EITF 00-19 and EITF 07-05 to be accounted for as an equity instrument because the Company had control to ensure the sufficiency of its authorized shares of common stock, as the modified anti-dilution provisions relating to the January 2008 and April 2008 Debentures include a floor on the conversion price adjustment as a result of any subsequent equity sales. Due to the change in classification from liability to equity, the Company recorded a reclassification of the fair value as of June 30, 2009 to additional paid in capital of $7 thousand.

Warrants issued with New Series A Preferred Stock

In October 2008 and as amended in December 2008, the Board of Directors authorized the designation and issuance of up to 3,333,333 shares of a New Series A Convertible Preferred Stock (the “New Series A Preferred Stock”), and the offering of a December 2008 Preferred Stock Financing of up to $2,500,000 of New Series A Preferred Stock and a number of warrants with an exercise price of $0.75 equal to 100% of the number of shares purchased by each purchaser. Through the six months ended June 30, 2009, and the period ending December 31, 2008, respectively, the Company closed a round of financing for the sale of 10,000 and 833,333 shares, respectively, of its New Series A Preferred Stock at $0.75 per share, for an aggregate purchase price of $7.5 thousand and $625 thousand, respectively, and warrants to purchase 10,000 and 833,333 shares of common stock of the Company, respectively, at an exercise price of $0.75 per share, and a three year term. This financing was led by Daniel J.A. Kolke, the Company’s founder, chairman, chief executive officer, acting chief financial officer, and chief technology officer, with participation from two of its directors and other prior investors. The holders of the January 2008 Debentures and the April 2008 Debentures consented to this financing, but did not participate.

The Company concluded at the date of issuance and through the reporting date that the embedded conversion features in the New Series A Preferred Stock should not be bifurcated from the equity host as they were clearly and closely related to the equity host. Also during the year ended December 31, 2008, the Company recorded a beneficial conversion feature related to the New Series A Preferred Stock, which could have been converted to the Company’s common stock, through the date the conversion feature was recorded, as a dividend expense of $22 thousand.

The Company evaluated the terms and conditions of the detachable warrants issued with the New Series A Preferred Stock under the guidance in EITF 00-19 and EITF 07-05 to determine whether the detachable warrants should be accounted for as equity or a liability and thereafter adjusted to their respective estimated fair value at each reporting date.

Prior to the restructuring of the January 2008 and April 2008 Debentures on June 30, 2009, the Company concluded that the detachable warrants issued with the New Series A Preferred Stock did not meet the criteria in EITF 00-19 and EITF 07-05 at issuance because the Company did not have control to ensure the sufficiency of its authorized shares of common stock. Therefore, the Company recorded the estimated value fair value of the warrants of $148 thousand in the line entitled “Warrant and embedded derivative liability” in the accompanying Balance Sheet.  At December 31, 2008, and June 30, 2009, respectively, the estimated fair value of the warrants was revalued to $40 thousand and $40 thousand, respectively, with the related credit of $108 thousand and $0 thousand included in the Company’s statement of operations in financing expense for the year ended December 31, 2008, and the six months ended June 30, 2009, respectively. The Company determined the estimated fair value of the warrants on December 3 and 31, 2008 and June 30, 2009, and February 27 and June 30, 2009, by using the Black-Scholes Merton valuation model and the following assumptions: fair value of the Company’s common stock of $0.60, $0.33 and $0.36, and $0.51 and $0.36, respectively, per share; terms of 3, 2.92 and 2.42, and 3.0 and 2.67 years, respectively; risk free interest rates of 1.07%, 0.98% and 1.33%, and 1.4% and 1.46%, respectively; and volatility of 53.07%, 54.96% and 54.25%, and 53.63% and 52.58%, respectively.

Upon the restructuring of the January 2008 and April 2008 Debentures on June 30, 2009, the Company concluded that the warrants issued in relation to the New Series A Preferred Stock met the criteria in EITF 00-19 and EITF 07-05 to be accounted for as an equity instrument because the Company had control to ensure the sufficiency of its authorized shares of common stock, as the modified anti-dilution provisions relating to the January 2008 and April 2008 Debentures include a floor on the conversion price adjustment as a result of any subsequent equity sales. Due to the change in classification from liability to equity, the Company recorded a reclassification of the fair value as of June 30, 2009 to additional paid in capital of $40 thousand.

Warrants Issued in Connection with Litigation Settlement

Effective December 5, 2008, the Company entered into a settlement agreement with Kaufman Bros., pursuant to which the Company issued to Kaufman Bros. warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.75 per share, which warrants have a term of five years. See discussion infra Note 11.

The Company evaluated the terms and conditions of the warrants issued in the settlement under the guidance in EITF 00-19 and EITF 07-05 to determine whether the warrants should be accounted for as equity or a liability and thereafter adjusted to their respective estimated fair value at each reporting date.

Prior to the restructuring of the January 2008 and April 2008 Debentures on June 30, 2009, the Company concluded that the warrants issued in the settlement did not meet the criteria in EITF 00-19 and EITF 07-05 at issuance because the Company did not have control to ensure the sufficiency of its authorized shares of common stock and therefore, recorded the estimated value fair value of the warrants of $130 thousand in the line entitled “Warrant and embedded derivative liability” in the accompanying Balance Sheet.  At December 31, 2008, and June 30, 2009, respectively, the estimated fair value of the warrants was revalued to $46 thousand and $47 thousand with the related (credit) debit of ($84) thousand and $1 thousand included in the Company’s statement of operations in settlement expense for the year ended December 31, 2008, and the six months ended June 30, 2009, respectively. The Company determined the estimated fair value of the warrants on December 5 and December 31, 2008, and June 30, 2009, by using the Black-Scholes Merton valuation model and the following assumptions: fair value of the Company’s common stock of $0.60, $0.33, and $0.36, respectively, per share; terms of 5 years, 4.92, and 4.42 years, respectively; risk free interest rates of 1.67%, 1.53%, and 2.28%, respectively; and volatility of 56.16%, 56.74%, and 54.68%, respectively.

Upon the restructuring of the January 2008 and April 2008 Debentures on June 30, 2009, the Company concluded that the warrants issued in relation to the litigation settlement met the criteria in EITF 00-19 and EITF 07-05 to be accounted for as an equity instrument because the Company had control to ensure the sufficiency of its authorized shares of common stock, as the modified anti-dilution provisions relating to the January 2008 and April 2008 Debentures include a floor on the conversion price adjustment as a result of any subsequent equity sales. Due to the change in classification from liability to equity, the Company recorded a reclassification of the fair value as of June 30, 2009, to additional paid in capital of $47 thousand.

Warrants Issued in Connection with Consulting Agreement

Effective March 2, 2009, the Company entered into a consulting agreement with Salzwedel Financial Communications, Inc., pursuant to which the Company issued a warrant to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.01 per share, which warrants have a term of five years.

The Company evaluated the terms and conditions of the warrants issued in relation to the consulting agreement under the guidance in EITF 00-19 and EITF 07-05 to determine whether the warrants should be accounted for as equity or a liability and thereafter adjusted to their respective estimated fair value at each reporting date.

Prior to the restructuring of the January 2008 and April 2008 Debentures on June 30, 2009, the Company concluded that the warrants issued in relation to the consulting agreement did not meet the criteria in EITF 00-19 and EITF 07-05 at issuance because the Company did not have control to ensure the sufficiency of its authorized shares of common stock and therefore, recorded the estimated value fair value of the warrants of $1,001 thousand in the line entitled “Warrant and embedded derivative liability” in the accompanying Balance Sheet.  At June 30, 2009, the estimated fair value of the warrants was revalued to $702 thousand with the related credit of $299 thousand included in the Company’s statement of operations in investor relations expense for the six months ended June 30, 2009. The Company determined the estimated fair value of the warrants on March 2 and June 30, 2009, by using the Black-Scholes Merton valuation model and the following assumptions: fair value of the Company’s common stock of $0.51 and $0.36, respectively, per share; terms of 5 years and 4.67 years, respectively; risk free interest rates of 1.86% and 2.39%, respectively; and volatility of 56.68% and 54.64%, respectively.

Upon the restructuring of the January 2008 and April 2008 Debentures on June 30, 2009, the Company concluded that the warrants issued in relation to the consulting agreement met the criteria in EITF 00-19 and EITF 07-05 to be accounted for as an equity instrument because the Company had control to ensure the sufficiency of its authorized shares of common stock, as the modified anti-dilution provisions relating to the January 2008 and April 2008 Debentures include a floor on the conversion price adjustment as a result of any subsequent equity sales. Due to the change in classification from liability to equity, the Company recorded a reclassification of the fair value as of June 30, 2009 to additional paid in capital of $702 thousand.

The following is a summary of the movement related to embedded derivatives and warrant liabilities during the six months ended June 30, 2009 (in thousands):

	Embedded derivatives	Warrant liabilities	Total

Balance as of December 31, 2008	$16	$92	$108

Fair value of warrant liabilities issued with Other Notes Payable and Notes Payable to Related Parties		120	120
Fair value of warrant liabilities issued with New Series A Preferred warrants		1	1
Fair value of warrant liabilities issued with consulting agreement		1,001	1,001
Change in marked-to-market value of 6% convertible notes payable	(2)		(2)
Change in marked-to-market value of January 2008 Debentures	92		92
Change in marked-to-market value of April 2008 Debentures	160		160
Change in marked-to-market value of January 2008 warrants		(—)	(—)
Change in marked-to-market value of April 2008 warrants		(3)	(3)
Change in marked-to-market value of Other Notes Payable and Notes Payable to Related Parties warrants		(112)	(112)
Change in marked-to-market value of New Series A Preferred warrants		(2)	(2)
Change in marked-to-market value of litigation settlement warrants		1	1
Change in marked-to-market value of consulting agreement warrants		(299)	(299)
Reclassification to additional paid in capital upon restructuring of January and April Debentures	(2)	(799)	(801)

Balance as of June 30, 2009	$264	$—	$264

7. Notes Payable to Related Parties

The Company previously entered into a series of unsecured loan transactions with relatives of Daniel J.A. Kolke, its executive chairman, chief executive officer, acting chief financial officer, and chief technology officer.  On December 30, 2007, in connection with settlement of these loans, the Company entered into three unsecured promissory notes with an aggregate original principal amount of $816 thousand, each of which will become collateralized by certain presently unidentified assets of the Company if and when Daniel J.A. Kolke is no longer an employee nor a member of its board of directors.  Such security interest, if granted, would be subordinated to any and all bank debt or convertible corporate debt.  These three notes are outstanding and in default in an aggregate balance of $685 thousand as of June 30, 2009.  No demands for payment have been made as of the date of this report and the default has been waived through the six months ended June 30, 2009.

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

8. Equity

Preferred Stock

During the six months ended June 30, 2009, the Company closed the sale of 10,000 shares of its New Series A Preferred Stock at $0.75 per share, for an aggregate purchase price of $7.5 thousand, and warrants to purchase 10,000 shares of common stock of the Company, at an exercise price of $0.75 per share, and a three year term.

Common Stock

The Company has issued 24,069,291 shares of common stock from a total of 250,000,000 authorized shares with a par value of $0.01 per share.

On March 2, 2009, the Company entered into a consulting agreement with Salzwedel Financial Communications, Inc. to provide services to the Company for a period of one year.  Compensation payable under that agreement included 1,000,000 shares of the Company’s common stock and a warrant to purchase 2,000,000 shares of the Company’s common stock at a price of $0.01 per share, until March 14, 2014.

9. Accounting for Share-Based Compensation

The following table summarizes stock option activity under the Company’s stock option plans (in thousands, except share and per share data):

Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2008	4,086,497	$0.24	8.6	$3,971
Granted	750,000	$0.10
Exercised	(41,667)	$0.05
Canceled	—	—
Outstanding at June 30, 2009	4,794,830	$0.24	8.37	$1,349
Exercisable at June 30, 2009	1,090,644	$0.20	8.06	$311
Unvested at June 30, 2009	3,704,186	$0.25	8.46	$1,037

Aggregate Intrinsic Value was determined based upon the closing price of the Company’s publicly listed common stock price on June 30, 2009.

The amount of cash received as a result of options exercised during the six months ended June 30, 2009, was $2 thousand. There were no equity instruments granted under share-based payment arrangements and therefore there was no cash used to settle any equity instrument. The Company does not plan to repurchase any shares during the upcoming annual period.

10. Restructuring

As part of its reduction of monthly cash operating expenses during the quarter ended September 30, 2008, and continuing during the year ended December 31, 2008, and the six months ended June 30, 2009, the Company placed all remaining employees on partial deferrals of salary, ranging from 10% to 100% of base salary and accrued these deferrals.  At the end of the period, and as of the date of filing this report, this deferral amount remains unpaid, including amounts due to employees in its California office who were terminated during the period.

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

On October 31, 2008, the Company closed its offices in San Mateo, California.  The landlord for these premises has filed a complaint claiming damages of $659 thousand and other amounts against the Company’s predecessor Etelos, Incorporated, a Washington corporation (“Etelos —WA”) in the Superior Court of San Mateo County, California (Case No. CIV 479535).  A default judgment was entered for the landlord because neither the Company nor Etelos-WA appeared due to not being properly served. The Company filed a motion to set aside the default because the landlord failed to properly serve either the Company or Etelos-WA.  That motion was brought on behalf of the Company as the surviving corporation after the Merger but was denied for lack of standing.  A new motion to set aside the default has been filed and this matter is pending.   The Company is continuing to defend its position.

On September 18, 2008, the employment of Jeffrey L. Garon as president and chief executive officer of the Company was terminated.  On October 19, 2008, Mr. Garon resigned from the Board of Directors.  Mr. Garon and the Company entered into an Employment Agreement dated August 11, 2007, which provided certain benefits to Mr. Garon in the event of termination of his employment, and granted to the Company certain rights to repurchase shares issued on behalf of Mr. Garon pursuant to his employment agreement, in accordance with a Stock Purchase Agreement dated February

29,2008. On June 22, 2009, the Company filed a demand for Arbitration with the American Arbitration Association [Case No. 74 166 00535 09 LMT] seeking injunctive and other relief, including rescission of the Employment Agreement and the Stock Purchase Agreement that it entered into with Mr. Garon.  The demand includes assertions that Mr. Garon misrepresented his employment qualifications and, inter alia, seeks to recover from Mr. Garon 2,383,333 shares of the Company’s common stock that were issued in connection with his employment.  Mr. Garon has filed a counter-demand against the Company, certain employees of the Company, and members of its Board of Directors seeking declaratory relief, a preliminary injunction, and damages in an amount to be proved at the arbitration.

As part of the reduction of monthly cash operating expenses beginning in the quarter ending September 30, 2008, and continuing after the end of the quarter, the Company placed all employees on partial deferrals of salary, ranging from 10% to 100% of base salary. As of June 30, 2009, and until the filing date of this report, a substantial part of this deferral amount remains unpaid, including amounts due to employees who subsequently were terminated. The $924 thousand of these unpaid salary were accrued under accrued payroll and related expenses payable as of June 30, 2009. Two former employees have asserted claims with the California Labor Commission for payment of these unpaid amounts and the assertion of other such claims or demands by such employees, or by governmental authorities, is foreseeable.

12. Subsequent Events

In July 2009, we entered into an additional secured bridge loan with Enable Growth Partners, LP, in the principal amount of $250 thousand, with interest at 10% per annum, due January 9, 2010, and in connection with that note issued to Enable Growth Partners, LP a five year warrant to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.75 per share.

In August 2009, we entered into an additional secured bridge loan with Enable Growth Partners, LP, in the principal amount of $150 thousand, with interest at 10% per annum, due February 10, 2010.

Enable Growth Partners, LP is an affiliate of Enable Capital Management, LLC, which entity and its affiliates beneficially owns more than 10% of the Company’s common stock.

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

During the period ended December 31, 2008, we began to implement this shift and, during the period up to the date of this report, we entered into new Syndication Partner agreements with ISVs to deliver SaaS-enabled versions of their products and to syndicate those apps for distribution through a number of third party-branded SaaS marketplaces, and we have announced agreements to launch third party private label marketplaces, including third parties not traditionally regarded as technology providers.  We expect to make further such announcements reflecting this shift during the coming months but we do not have an estimate or projection of how, or when, or if, the benefits, if any, of this shift will be reflected in our operating results.

In the quarter ended June 30, 2009, the Company entered into a bridge loan with the holder of its January 2008 and April 2008 Debentures, in the principal amount of $385 thousand.  The amount of this bridge loan, together with two subsequent bridge loans from the holder of its January 2008 and April 2008 Debentures in the additional aggregate amount of $400 thousand after the end of the quarter, is estimated to cover its operating expenses through August 2009.  These notes bear interest at ten percent per annum, and have mature between October 17, 2009, and February 10, 2010, and are subject to the security interest granted to the holder of the January 2008 and April 2008 Debentures in connection with those debentures.

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

Internal Use Software

Under SFAS NO. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (FAS 86), costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established.  Alternatively, Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1), applies to software development costs that are not related to software to be sold, licensed, leased or otherwise marketed as a separate product or as part of a product or process and are within the scope of FAS 86.  Under SOP 98-1, software development costs incurred for software that is only used internally, including costs incurred to purchase third party software, are capitalized beginning when the Company has determined certain factors are present, including among others, that technology exists to achieve the performance requirements, buy versus internal development decisions have been made, and the Company’s management has authorized the funding for the project.  We must determine whether FAS 86 or SOP 98-1 is applicable to our software development costs.  We then must determine when software capitalization should begin and cease and what costs under the applicable standard can be capitalized.  Both of these tasks involves considerable judgment and can result in material different amounts of software being capitalized and have a significant impact on our reported results of operations.  To date, because we plan to license all our software products, we have determined that the provisions of FAS 86 should be applied to the cost of our product development.  As products and enhancements have generally reached technological feasibility and have been released for sale at substantially the same time, all research and development costs have been expensed.

Stock-Based Compensation Expense

Effective January 1, 2006, we adopted FAS 123(R) using the modified prospective method and therefore have not restated prior periods’ results. Under the fair value recognition provisions of FAS 123(R), we recognize stock-based compensation expense net of an estimated forfeiture rate and therefore only recognize compensation cost for those shares expected to vest over the service period of the award.  Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and the pre-vesting option forfeiture rate. We estimate the expected life of options granted based on historical exercise patterns, which we believe are representative of future behavior. We estimate the volatility of our common stock on the date of grant based on the historical volatility of other publicly traded companies in our industry. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate, as well as the probability that performance conditions that affect the vesting of certain awards will be achieved, and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised, and cancelled. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. Beginning in the quarter ended December 31, 2008, and continuing in the quarter ended June 30, 2009, the global economy has been highly volatile and, during this period, the Company found it necessary to take drastic measures to reduce operating expenses, but the likelihood of success of these efforts cannot be predicted.  Therefore the forfeiture rate in the quarter ended December 31, 2008, was very high.  The forfeiture rate declined substantially during the six months ended June 30, 2009, but it is not known whether this forfeiture rate will be maintained in the future; management will continue to monitor its estimates.

Accounting for Convertible Notes and Debentures, Embedded Derivatives and Warrants

The Company evaluates the embedded derivatives included in the debt instruments it issues under the guidance in Statement of Financial Accounting Standard No. 133 “Accounting for Derivative Instruments and Hedging Activities” and its related guidance and interpretations (FAS 133) on the issuance date of the debt and on each subsequent reporting date to determine whether such embedded derivatives are clearly and closely related to the debt host.  The purpose of the evaluation is to determine whether the embedded derivatives, which are not clearly and closely related to the debt host, need to be bifurcated from the debt host and accounted for as a derivative at their estimated fair value as a liability or asset at the date of issuance and thereafter, adjusted to estimated fair value with a charge or credit to the Company’s statement of operations.  FAS 133 generally indicates that if the conversion features are (i) indexed to the Company’s capital stock under the guidance in EITF 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (EITF 07-05), and (ii) would be classified as equity if a freestanding derivative under the guidance in EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF 00-19), then the embedded derivatives need not be bifurcated from the debt host.  We also evaluate the warrants issued with the debt under EITF 00-19 to determine whether the proceeds allocated to the warrants or the fair value of the warrants should be recorded as equity or a liability, respectively, and if a liability adjusted to fair value with a charge or credit to the Company’s statement of operations.  EITF 00-19 generally requires, among other factors, that (i) the Company can settle the derivative in cash or its own stock, at its option, (ii) settlement can be made in unregistered shares, and (iii) the Company has sufficient authorized shares to issue shares of its common stock for all equity instruments convertible to or which can be exercised for its capital stock.  FAS 133 also provides guidance on when put and call features included in a debt host agreement are not clearly and closely related to the debt host and must be bifurcated and recorded as liability.  The guidance in FAS 133 is complex and it has many interpretations.  Accordingly, we must use judgment to apply and interpret this guidance as well as ensure we have applied the correct guidance.

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

Our analysis and judgment may vary from quarter to quarter and, in some cases such as the current quarter ending June 30, 2009, may present results in the Company’s financial statements for that particular quarter that do not reflect the Company’s performance for that quarter.  For example, as was the case in the quarter ending June 30, 2009, despite the facts that, in that quarter, the Company had minimal revenues, did not pay its employees on a current basis and, like many other companies, experienced the effects of the unusual volatility of the global business climate in this period and the application of the “mark to market” accounting rules result in the Company’s statements of operations for the quarter ending June 30, 2009, showing net income of $2.9 million.  The Company’s financial statements for any particular period may not be indicative of the Company’s performance for that period as a result of the application of such accounting rules, and therefore should not be relied upon by any person as an accurate depiction of the true financial condition of the Company.

Results of Operations

Three Months Ended June 30, 2009, Compared with Three Months Ended June 30, 2008

Revenues

Revenues were $69 thousand and $22 thousand for the quarters ended June 30, 2009 and 2008, respectively. Revenues increased by $47 thousand, or 213 percent, in the three months ended June 30, 2009, compared to the same period in 2008.  This increase was due to our temporary focus on short term consulting projects with immediate cash flow.  In the year ended December 31, 2008, and to the date of this report, we also experienced a significant decline in sales of our customer resource management product, which had been introduced in mid-2007.

Cost of Revenue

Cost of revenue includes our costs of hardware, software and other resources used in delivery of our products and services. Cost of revenue was $80 thousand and $148 thousand for the quarters ended June 30, 2009 and 2008, respectively. Cost of revenue for the three months ended June 30, 2009, decreased by $68 thousand, or by 46 percent.  The decrease in cost of revenue from 2008 to 2009 was primarily attributable to the decreased costs of hosting and Internet bandwidth associated with the deployment of our products and services. Stated as a percentage of revenues, cost of revenue for the three months ended June 30, 2009, was 116 percent and for the corresponding period of 2008 was 672 percent.

Operating Expenses

Research and Development.  Research and development expenses include primarily employee and employee related expenses. Research and development expenses were $281 thousand and $1.3 million for the quarters ended June 30, 2009 and 2008, respectively. Stated as a percentage of revenues, research and development expense for the corresponding periods was 407 percent and 5,909 percent, respectively. Research and development expenses decreased by $1,002 thousand or by 78 percent, in the three months ended June 30, 2009, compared to the same period in 2008.  This decrease was primarily due to decreased salary and benefits expenses for fewer engineers engaged in research and development.

Sales and Marketing Expenses.  Sales and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel and travel, advertising, promotions, trade shows, seminars, and other programs. Sales and marketing expenses were $177 thousand and $508 thousand for the quarters ended June 30, 2009 and 2008, respectively. The $331 thousand, or 65 percent decrease in sales and marketing expense was due to decreased activities of sales and marketing following the restructuring begun in the quarter ended December 31, 2008. Stated as a percentage of revenues, sales and marketing expense for the corresponding periods was 257 percent and 2,309 percent, respectively.

General and Administrative.  General and administrative expenses include payroll and related employee benefits, and other headcount-related costs associated with finance, facilities, legal and other administrative expenses. General and administrative expenses were $390 thousand and $630 thousand for the quarters ended June 30, 2009 and 2008, respectively. The $240 thousand, or 38 percent, decreases in general and administrative expense was primarily attributable to decreased hiring of accounting, administrative, legal, and compliance personnel and much less use of consultants and temporary personnel.  Stated as a percentage of revenues, general and administrative expense for the corresponding periods was 565 percent and 2,864 percent, respectively.

Interest Income (Expense)

Interest income was $1,614 thousand for the three months ended June 30, 2009, compared to expense of $(5,567) thousand for the comparable period of 2008, and consists primarily of interest expense on convertible notes and debentures, amortization of discounts on convertible notes and debentures, and changes in the mark to market valuation of derivative and warrant liabilities. The increase of $7.2 million in interest income (expense) from 2008 to 2009 related to the $5.9 million change in the mark to market valuation of derivative and warrant liabilities primarily due to the decrease in the Company’s stock price at June 30, 2009 when compared to June 30, 2008, and to a non recurring expense in 2008 of $1.0 million related to the beneficial conversion of interest conversion.

Net Income (Loss)

Our net income was $2.9 million for the quarter ending June 30, 2009, and net loss was $21.6 million for the quarter ending June 30, 2008, respectively, an increase of $24.5 million.  The increase in net income from 2008 to 2009 was primarily due to non recurring merger related costs of $13.4 million that occurred in the quarter ended June 30, 2008, and to the change in the mark to market valuation of derivative and warrant liabilities primarily due to the decrease in the Company’s stock price at June 30, 2009 when compared to June 30, 2008 of $8.3 million.

Six Months Ended June 30, 2009, Compared with Six Months Ended June 30, 2008

Revenues

Revenues were $126 thousand and $45 thousand for the periods ended June 30, 2009 and 2008, respectively. Revenues increased by $81 thousand, or 180 percent, in the six months ended June 30, 2009, compared to the same period in 2008. This increase was due to our temporary focus on short term consulting projects with immediate cash flow.  In the year ended December 31, 2008, and to the date of this report, we also experienced a significant decline in sales of our customer resource management product, which had been introduced in mid-2007.

Cost of Revenue

Cost of revenue includes our costs of hardware, software and other resources used in delivery of our products and services. Cost of revenue was $172 thousand and $249 thousand for the periods ended June 30, 2009 and 2008, respectively. Cost of revenue for the six months ended June 30, 2009, decreased by $77 thousand, or by 31 percent.  The decrease in cost of revenue from 2008 to 2009 was primarily attributable to the decreased costs of hosting and Internet bandwidth associated with the deployment of our products and services. Stated as a percentage of revenues, cost of revenue for the six months ended June 30, 2009, was 137 percent and for the corresponding period of 2008 was 553 percent.

Operating Expenses

Research and Development.  Research and development expenses include primarily employee and employee related expenses. Research and development expenses were $1.2 million and $2.5 million for the six months periods ended June 30, 2009 and 2008, respectively. Stated as a percentage of revenues, research and development expense for the corresponding periods was 942 percent and 5,502 percent, respectively. Research and development expenses decreased by $1.3 million or by 52 percent, in the six months ended June 30, 2009, compared to the same period in 2008.  This decrease was primarily due to decreased salary and benefits expenses for fewer engineers engaged in research and development.

Sales and Marketing Expenses.  Sales and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel and travel, advertising, promotions, trade shows, seminars, and other programs. Sales and marketing expenses were $746 thousand and $801 thousand for the six months periods ended June 30, 2009 and 2008, respectively. The $55 thousand, or 7 percent, decrease in sales and marketing expense was due to decreased activities of sales and marketing following the restructuring begun in the quarter ended December 31, 2008. Stated as a percentage of revenues, sales and marketing expense for the corresponding periods was 592 percent and 1780 percent, respectively.

General and Administrative.  General and administrative expenses include payroll and related employee benefits, and other headcount-related costs associated with finance, facilities, legal and other administrative expenses. General and administrative expenses were $1,065 thousand and $1,100 thousand for the periods ended June 30, 2009 and 2008, respectively. The $35 thousand, or 3 percent, decrease in general and administrative expense was primarily attributable to decreased hiring of accounting, administrative, legal, and compliance personnel and much less use of consultants and temporary personnel.  Stated as a percentage of revenues, general and administrative expense for the corresponding periods was 845 percent and 2,444 percent, respectively.

Interest Income (Expense)

Interest (expense) was $(480) thousand for the six months ended June 30, 2009, compared to $(5,765) thousand for the comparable period of 2008, and consists primarily of interest expense on convertible notes and debentures, amortization of discounts on convertible notes and debentures, and changes in the mark to market valuation of derivative and warrant liabilities. The decrease of $5.3 million in interest income (expense) from 2008 to 2009 related to the $3.9 million change in mark to market valuation of the derivative and warrant liabilities primarily due to the decrease in the Company’s stock price at June 30, 2009 when compared to June 30, 2008, and to a non recurring expense in 2008 of $1.0 million related to the beneficial conversion of interest conversion.

Net Loss

Our net loss was $3.5 million and $23.8 million for the six months periods ended June 30, 2009 and 2008, respectively, a decrease of $20.3 million, or 85 percent.  The decrease in net loss from 2008 to 2009 was primarily due to non recurring merger related costs of $13.4 million that occurred in the quarter ended June 30, 2008, the $3.6 million change in the mark to market valuation of derivative and warrant liabilities primarily due to the decrease in the Company’s stock price at June 30, 2009 when compared to June 30, 2008, decreased salary and benefits expenses for fewer engineers engaged in research and development of $1.3 million, and to a non recurring expense in 2008 of $1.0 million related to the beneficial conversion of interest conversion.

Liquidity and Capital Resources

On June 30, 2009, we had $1 thousand in cash and cash equivalents, net accounts receivable of $4 thousand, and prepaid expenses and other current assets of $14 thousand.  The current portion of accreting interest on our long-term convertible notes payable was $328 thousand.  Our working capital deficit at June 30, 2009, was $5.9 million, compared to a deficit of $10.3 million at December 31, 2008. The decrease in working capital deficit was due to the reclassification of the January 2008 and April 2008 Debentures from short term to long term debt due to the restructuring of the debentures on June 30, 2009, and further discussed in “Note 6 Convertible Notes and Debentures and Embedded Derivative and Warrant Liability” in our financial statements included in this report.

Net cash used by operating activities during the six months ended June 30, 2009, was $(665) thousand, compared to $(4.7) million during the six months ended June 30, 2008. The primary use of cash from operating activities during the six months ended June 30, 2009, was related to payment of expenses relating to accounting and compliance.

Net cash provided by financing activities during the six months ended June 30, 2009, was $659 thousand, primarily from the issuance of bridge loan notes. In the quarter ended June 30, 2009, the Company entered into a bridge loan with the holder of its January 2008 and April 2008 Debentures, in the principal amount of $385 thousand.  The amount of this bridge loan, together with two subsequent bridge loans from the holder of its January 2008 and April 2008 Debentures in the additional aggregate amount of $400 thousand after the end of the quarter, is estimated to cover its operating expenses through August 2009.  These notes bear interest at ten percent per annum, and have mature between October 17, 2009, and February 10, 2010, and are subject to the security interest granted to the holder of the January 2008 and April 2008 Debentures in connection with those debentures.

On June 30, 2009, we executed an agreement to restructure our January 2008 and April 2008 Convertible 6% Secured Debentures with a principal amount of $5.5 Million.  Under the terms of the agreement, the terms of the debentures are extended to December 31, 2012, interest accrual will be at 0% from the date of the agreement until October 1, 2010, and all accrued interest as of October 1, 2010 has been added to principal to be paid at maturity. Our obligations to make monthly amortizing redemption payments has been terminated; we are required to make semi-annual interest payments only, beginning January 1, 2011. The registration rights agreement entered into in conjunction with the debentures has been terminated and the warrants issued in conjunction with the debentures will be exchanged for Etelos common stock on 1:1 basis.

We need immediate and substantial cash to continue our operations. Management has projected that the combination of cash on hand will be sufficient to allow us to continue our operations only through August 2009. If cash reserves are not sufficient to sustain operations, then we plan to raise additional capital by selling shares of our capital stock or other securities.  However, there are no commitments or arrangements for future financings in place at this time and we can give no assurance that such capital will be available on favorable terms, or at all.  We may need additional financing thereafter until we can achieve profitability. We are considering alternatives to address our cash flow situation that include: (1) raising capital through additional sale of our common stock and/or debentures and (2) reducing cash operating expenses to levels that are in line with current revenues.  If we cannot obtain additional financing, then we may be forced to curtail our operations, cease voluntarily filing reports with the SEC, or possibly be forced to evaluate a sale or liquidation of our assets or consider other strategic alternatives such as bankruptcy.  Even if we are successful in raising additional funds, there is no assurance regarding the terms of any additional investment and any such investment or other strategic alternative would likely substantially dilute or eliminate the interests of our stockholders.

September 2007 Notes

Our September 2007 notes were issued as part of a private placement that was completed during August and September 2007.  In that private placement we issued a total of approximately $3.3 million of 6% convertible notes at an original issue discount of 10% with warrants to purchase 1,080,000 shares of common stock with an exercise price of $1.20 per share. In connection with the Merger that closed on April 22, 2008, $1.5 million of these notes were converted at $0.75 per share. At the time of the Merger, all of the warrants had been exercised or expired by their terms upon closing the Merger.

Under the terms of the remaining $1.8 million of the notes that were not converted, periodic principal payments were payable beginning on September 1, 2008.  On June 15, 2008, the holders of these notes agreed to either convert the then-accrued interest to shares of common stock at a rate of one share for each $1.35 of interest owed or to add the then-accrued interest to the principal, and to waive any default arising out of our failure to pay the accrued and unpaid interest through June 15, 2008.

As of the filing date of this report, none of the required principal payments have not been made and the Company does not have, or expect to have, cash on hand to make the payments in the near future; no interest payments have been made for interest accrued since June 15, 2008.  We are in regular communication with the holders of the September 2007 notes and none of the holders have demanded payment or exercised other remedies due to our non-payments, but no assurances can be given that the holders will not exercise their remedies in the future.

January 2008 Debentures

In January 2008, we issued our January 2008 Debentures with an aggregate principal amount of $2.0 million. Under the terms of these debentures, we were to begin making monthly redemption payments on September 1, 2008, through the maturity date of January 31, 2010.  We did not make any of the monthly payments and we were in default

On March 2, 2009, Enable Growth Partners LP, the holder — with its affiliates - of the substantial majority of the January 2008 and April 2008 Debentures, purchased the remainder of the January 2008 Debentures from Hudson Bay Fund LTD and its affiliate; price terms were not disclosed.  As a result of this transaction, Enable Growth Partners LP and its affiliates own 100% of the January 2008 Debentures.

On June 30, 2009, we executed an agreement to restructure our January 2008 and April 2008 Convertible 6% Secured Debentures with a principal amount of $5.5 Million.  Under the terms of the agreement, the term of the debentures is extended to December 31, 2012, interest accrual will be at 0% from the date of the agreement until October 1, 2010, and all accrued interest as of October 1, 2010, has been added to principal to be paid at maturity. Our obligation to make monthly amortizing redemption payments has been terminated; we are required to make semi-annual interest payments only, beginning January 1, 2011. The registration rights agreement entered into in conjunction with the debentures has been terminated and the warrants issued in conjunction with the debentures will be exchanged for Etelos common stock on 1:1 basis.

April 2008 Debentures

In April 2008, we issued our April 2008 Debentures with an aggregate principal amount of $3.5 million. Under the terms of these debentures, we are to begin making monthly redemption payments on November 1, 2008, through the maturity date of April 30, 2010.   We did not make any of the monthly payments and we were in default.

On March 2, 2009, Enable Growth Partners LP, the holder — with its affiliates - of the substantial majority of the April 2008 Debentures, purchased the remainder of the April 2008 Debentures from Hudson Bay Overseas Fund LTD; price terms were not disclosed.  As a result of this transaction, Enable Growth Partners LP owns 100% of the April 2008 Debentures.

On June 30, 2009, we executed an agreement to restructure our January 2008 and April 2008 Convertible 6% Secured Debentures with a principal amount of $5.5 Million.  Under the terms of the agreement, the terms of the debentures are extended to December 31, 2012, interest accrual will be at 0% from the date of the agreement until October 1, 2010, and all accrued interest as of October 1, 2010, has been added to principal to be paid at maturity. Our obligations to make monthly amortizing redemption payments has been terminated; we are required to make semi-annual interest payments only, beginning January 1, 2011. The registration rights agreement entered into in conjunction with the debentures has been terminated and the warrants issued in conjunction with the debentures will be exchanged for Etelos common stock on 1:1 basis.

Bridge Loans

In the quarter ended June 30, 2009, the Company entered into a bridge loan with the holder of its January 2008 and April 2008 Debentures, in the principal amount of $385 thousand.  The amount of this bridge loan, together with two subsequent bridge loans from the holder of its January 2008 and April 2008 Debentures in the additional aggregate amount of $400 thousand after the end of the quarter, is estimated to cover its operating expenses through August 2009.  These notes bear interest at ten percent per annum, and have mature between October 17, 2009, and February 10, 2010, and are subject to the security interest granted to the holder of the January 2008 and April 2008 Debentures in connection with those debentures.

Operating and Capital Leases

We have non-cancelable leases for corporate facilities and equipment.  Rent expense under the leases totaled $12.4 thousand and $126 thousand for the six months ended June 30, 2009 and 2008, respectively.  Future minimum rental payments required under non-cancelable leases are as follows for the twelve months ended December 31:

	Operating Leases	Capital Leases

2010	—	8
2011	—	13
2012	—	11
2013	—	—
Total minimum lease payments	$—	$32
Less: amount representing interest		(4)
Present value of minimum lease payments		28
Less: current portion of capital lease obligations		(10)
Long-term capital lease obligations		$18

On October 31, 2008, the Company closed its offices in San Mateo, California.  The landlord for these premises has filed a complaint claiming damages of $659 thousand and other amounts against the Company’s predecessor Etelos, Incorporated, a Washington corporation [“Etelos —WA”] in the Superior Court of San Mateo County, California (Case No. CIV 479535).  The landlord failed to properly serve either the Company or Etelos-WA and has taken a default.  The Company filed a motion to set aside the default because the landlord failed to serve either the Company or Etelos-WA.  That motion was brought on behalf of the Company as the surviving corporation after the Merger but was denied for lack of standing.  A new motion to set aside the default has been filed and this matter is pending.   The Company is continuing to defend its position.

The landlord for the Renton, Washington location has notified us that we are in default of the sublease but has not yet filed any claim in court, but the assertion of such a claim, and the need for us to defend such a claim, is foreseeable.

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of the period ended June 30, 2009.

Going Concern Issue

We remain dependent on outside sources of funding until our results of operations provide positive cash flows.  Our independent auditors issued a going concern explanatory paragraph in their report dated April 24, 2009. With our current level of funding, substantial doubt exists about our ability to continue as a going concern.

During the quarter ended June 30, 2009, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt raised from qualified investors.

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

We have supported current operations by raising additional operating cash through bridge loans and the private sale of our convertible debentures and preferred stock.  This has provided us with the cash inflows to continue our business plan, but has not resulted in significant improvement in our financial position. We are considering alternatives to address our cash flow situation that include: (1) raising capital through additional sale of our common stock and/or debentures and (2) reducing cash operating expenses to levels that are in line with current revenues.

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

Recent Accounting Pronouncements

In April 2009, the FASB issued SFAS No. 165, Subsequent Events (FAS 165). FAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. The Company adopted FAS 165 for the quarter ending June 30, 2009. Adoption did not have a material impact on the financial statements.

In April 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (FAS 167). FAS 167 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. FAS 167 is effective for annual reporting periods beginning after November 15, 2009. The Company is currently evaluating the impact of the pending adoption of FAS 167 on the financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (FAS 168). FAS 168 identifies the FASB Accounting Standards Codification as the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws are also sources of authoritative GAAP for SEC registrants. FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect adoption to have a material impact on the financial statements, other than to update the GAAP references throughout the footnote disclosures.

Effective January 1, 2009, the Company adopted Emerging Issues Task Force (EITF) Issue 07-05 Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (EITF 07-05), which provides guidance for determining whether an equity linked financial instrument (or embedded feature) is indexed to an entity’s own stock. The adoption of EITF 07-05 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009, the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2009, because of certain material weaknesses in our internal controls over financial reporting.

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

On October 31, 2008, the Company closed its offices in San Mateo, California.  The landlord for these premises has filed a complaint claiming damages of $659 thousand and other amounts against the Company’s predecessor Etelos, Incorporated, a Washington corporation [“Etelos —WA”] in the Superior Court of San Mateo County, California (Case No. CIV 479535).  The landlord failed to properly serve either the Company or Etelos-WA and has taken a default.  The Company filed a motion to set aside the default because the landlord failed to serve either the Company or Etelos-WA.  That motion was brought on behalf of the Company as the surviving corporation after the Merger but that motion was denied for lack of standing.  A new motion to set aside the default has been filed and this matter is pending.   The Company is continuing to defend its position.

On September 18, 2008, the employment of Jeffrey L. Garon as president and chief executive officer of the Company was terminated.  On October 19, 2008, Mr. Garon resigned from the Board of Directors.  Mr. Garon and the Company entered into an Employment Agreement dated August 11, 2007, which provided certain benefits to Mr. Garon in the event of termination of his employment, and granted to the Company certain rights to repurchase shares issued on behalf of Mr. Garon pursuant to his employment agreement, in accordance with a Stock Purchase Agreement dated February 29,2008. On June 22, 2009, we filed a demand for Arbitration with the American Arbitration Association [Case No. 74 166 00535 09 LMT] seeking injunctive and other relief, including rescission of the Employment Agreement and the Stock Purchase Agreement that we entered into with Mr. Garon.  The demand includes assertions that Mr. Garon misrepresented his employment qualifications and, inter alia, seeks to recover from Mr. Garon 2,383,333 shares of our common stock that were issued in connection with his employment.  Mr. Garon has filed a counter-demand against the Company, certain employees of the Company, and members of our Board of Directors seeking declaratory relief, a preliminary injunction, and damages in an amount to be proved at the arbitration.

As part of our reduction of monthly cash operating expenses during the quarter ending September 30, 2008, and continuing after the end of the quarter, we placed all employees on partial deferrals of salary, ranging from 10% to 100% of base salary.  At the end of the quarter, until the date of this filing, a substantial part of this deferral amount remains unpaid, including amounts due to employees who subsequently were terminated; the amount of accrued payroll and related expenses payable is $924 thousand, as of the six months ended June 30, 2009.  Two former employees have asserted claims with the California Labor Commission for payment of these unpaid amounts and the assertion of other such claims or demands by such employees, or by governmental authorities, is foreseeable.

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

Item 1A.   RISK FACTORS.

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

Our current cash will fund our business as currently planned only through August 2009. We need additional funding or we will be forced to curtail or cease operations.

We need immediate and substantial cash to continue our operations. We currently have no funding commitments.  Based upon the $400 thousand subsequently received in the period after the six months ended June 30, 2009, Management has projected that cash on hand will be sufficient to allow us to continue our operations only through August 2009.  Since August 2008, all remaining employees have been on deferred salary, ranging from 10% to 100% of base salary; although some payments have been made to these employees from time to time during this period, these employees are owed $924 thousand in accrued salary and related expenses as of the six months ended June 30, 2009, and there is no assurance that any of these employees will be able to continue to work for us on this arrangement.  We also need to negotiate payment plans for certain trade payables and there is a risk that trade creditors will not accept deferred payment and exercise other remedies to collect balances due and owing. We therefore will need additional funding, either through equity or debt financings, or we will be forced to curtail or cease operations or consider other strategic alternatives such as bankruptcy.

We have a limited operating history, have experienced significant expenditures related to funding our initial product development, and are currently carrying a net loss.  If our business model is not successful, or if we are unable to generate sufficient revenue to offset our start-up expenditures, then we may not become profitable and you may lose your entire investment in our company.

We began our operations in 1999 but we did not adopt the SaaS on-demand Web Applications delivery model until 2005, and further changed our business model beginning in the quarter ended December 31, 2008. As such, we have a limited operating history in the SaaS industry in general, and even more limited experience with our new business model, from which to evaluate our business and prospects.  We incurred a net loss of $3.5 million for the six months ended June 30, 2009, and $23.8 million for the six months ended June 30, 2008, and have an accumulated deficit of $33.3 million at June 30, 2009.  We cannot assure you that our future planned operations will be implemented successfully or that we will ever have profits.  Furthermore, we are experiencing the initial costs and uncertainties of a young operating company, including start-up expenditures, unforeseen costs and difficulties, complications, and delays, all of which must be resolved and/or paid without the benefit of a predictable revenue stream.  We cannot be sure that we will be successful in meeting these challenges and addressing these risks and uncertainties.  If we are unable to do so, then we may be required to scale back our business, sell or license some or all of our technology or assets, or curtail or cease operations.

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

We have a history of operating losses and we may not achieve profitability in the future.

Although we have periodically shown profits due to mark-to-market accounting anomalies related to warrant liability and embedded derivatives, we have never been profitable from operations on a quarterly or annual basis since our formation. Our operations resulted in a net loss of $3.5 million for the six months ended June 30, 2009, and $23.8 million for the six months ended June 30, 2008. As of June 30, 2009, our accumulated deficit was $33.3 million.  We expect to make significant future expenditures related to the development and expansion of our business. In addition, as a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. As a result of these increased expenditures, we will have to generate and sustain increased revenue to achieve and maintain future profitability.  While our revenue has grown somewhat in recent periods, that growth has not been significant and future revenue growth may not be sustainable and we may not achieve sufficient revenue to achieve or maintain profitability. We have incurred and may continue to incur significant losses in the future for a number of reasons, including due to the other risks described in this report, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses for the foreseeable future.

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

We have decreased our number of full-time employees from 46 at June 30, 2008, to 13 as of June 30, 2009.  All of these remaining employees are on deferred salary, ranging from 10% to 100% of base salary, and there is no assurance that any of these personnel will be able to continue to work on this payment arrangement. As of the six months ended June 30, 2009, accrued salary and related expenses owed to employees was $924 thousand.  Our operating plan has placed, and our anticipated growth plan is expected to continue to place, a significant strain on our very limited managerial, administrative, operational, financial, and other resources, compounded by these recent reductions in headcount. Although we will be required to continue to improve our operational, financial, and management controls and our reporting procedures it is clear that we may not be able to do so effectively and may not be able to recruit or retain adequate, qualified personnel to meet our operating demands. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or operating expenses in any particular quarter.

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

Subsequent to the termination of our former Chief Executive Officer, we significantly and materially reduced our management team and have not hired replacements for the management team in the positions of Vice President and Chief Financial Officer, Vice President — Marketing, Vice President Corporate Development, and Vice President — Human Resources, as well as several other Director-level positions, primarily in non-technical positions throughout the Company.  We did not fill these positions in the period ending June 30, 2009, and we have not filled any of these positions to the date of this report.

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

We owe substantial amounts to our data center facility providers and they have no obligation to continue their services or renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew our agreements with any facility provider on commercially reasonable terms, then we may experience increased costs or downtime in connection with the transfer to a new data center facility.

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

We have not collected any sales or other taxes from our customers or remitted any such taxes to any taxing jurisdiction where we may be required to do so. We have begun an analysis of this issue but to date have not made any accrual for any potential liability.  In addition, additional taxing jurisdictions at various local, national and super-national levels may seek to impose sales or other tax collection obligations on us.  We have not recorded sales or other tax liabilities for the quarters ended June 30, 2009 or 2008, in respect of sales or other tax liabilities in any jurisdiction. A successful assertion that we should be collecting sales or other taxes on our service could result in substantial tax liabilities for past sales, discourage customers from purchasing our products, or otherwise harm our business and operating results.

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

On October 31, 2008, the Company closed its offices in San Mateo, California.  The landlord for these premises has filed a complaint claiming damages of $659 thousand and other amounts against the Company’s predecessor Etelos, Incorporated, a Washington corporation [“Etelos —WA”] in the Superior Court of San Mateo County, California (Case No. CIV 479535).  The landlord failed to properly serve either the Company or Etelos-WA and has taken a default.  The Company filed a motion to set aside the default because the landlord failed to serve either the Company or Etelos-WA.  That motion was brought on behalf of the Company as the surviving corporation after the Merger but that motion was denied for lack of standing.  A new motion to set aside the default has been filed and this matter is pending.  The Company is continuing to defend its position.

On September 18, 2008, the employment of Jeffrey L. Garon as president and chief executive officer of the Company was terminated.  On October 19, 2008, Mr. Garon resigned from the Board of Directors.  Mr. Garon and the Company entered into an Employment Agreement dated August 11, 2007, which provided certain benefits to Mr. Garon in the event of termination of his employment, and granted to the Company certain rights to repurchase shares issued on behalf of Mr. Garon pursuant to his employment agreement, in accordance with a Stock Purchase Agreement dated February 29,2008. On June 22, 2009, we filed a demand for Arbitration with the American Arbitration Association [Case No. 74 166 00535 09 LMT] seeking injunctive and other relief, including rescission of the Employment Agreement and the Stock Purchase Agreement that we entered into with Mr. Garon.  The demand includes assertions that Mr. Garon misrepresented his employment qualifications and, inter alia, seeks to recover from Mr. Garon 2,383,333 shares of our common stock that were issued in connection with his employment.  Mr. Garon has filed a counter-demand against the Company, certain employees of the Company, and members of our Board of Directors seeking declaratory relief, a preliminary injunction, and damages in an amount to be proved at the arbitration.

On October 1, 2008, we relocated our headquarters from San Mateo, California to Renton, Washington, and terminated eight employees based in California. In October 2008, we terminated eight more employees employed in both our California and Washington offices.  Two former employees have asserted claims with the California Labor Commission for payment of these unpaid amounts and the assertion of other such claims or demands by such employees, or by governmental authorities, is foreseeable.

As part of our reduction of monthly cash operating expenses during the quarter ended December 31, 2008, and continuing after the end of the quarter ended June 30, 2009, and to the filing date of this report, we placed all employees on partial deferrals of salary, ranging from 10% to 100% of base salary.  At the end of the quarter, until the filing date of this report, this deferral amount remains unpaid, including amounts due to employees who subsequently were terminated. Two former employees have asserted claims with the California Labor Commission for payment of these unpaid amounts and the assertion of such claims or demands by such employees, or by other governmental authorities, is foreseeable.

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

As of June 30, 2009, our officers, directors, and affiliates beneficially own approximately 72 percent of our common stock and 60 percent of our preferred stock. As a result, if they act together, they are able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions, including business combinations. This concentration could also have the effect of delaying or preventing a change in control that could otherwise be beneficial to our stockholders. The interests of our officers, directors, and affiliates may differ from other stockholders. Furthermore, the current ratios of ownership of our common stock reduce the public float and liquidity of our common stock, which can in turn affect the market price of our common stock.

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

Actual sales or the prospect of future sales of shares of our common stock pursuant to a prospectus or under Rule 144 may have a depressive effect upon the price of, and market for, our common stock.  As of June 30, 2009, 24,069,291 shares of our common stock were issued and outstanding, of which 18,017,624 are “restricted securities” and under some circumstances may, in the future, be under a registration under the Securities Act or in compliance with Rule 144 adopted under the Securities Act.  In general, under Rule 144, subject to the satisfaction of other conditions, a person who has beneficially owned restricted shares of common stock for at least one year is entitled to sell, within any three month period, a number of shares that does not exceed the greater of 1 percent of the total number of outstanding shares of the same class; or if the common stock is quoted on NASDAQ or a stock exchange, the average weekly trading volume during the four calendar weeks immediately preceding the sale.  We cannot predict what effect, if any, that sales of shares of common stock, or the availability of these shares for sale, will have on the market prices prevailing from time to time.  Nevertheless, the possibility that substantial amounts of common stock may be sold in the public market may adversely effect prevailing prices for our common stock and could impair our ability to raise capital in the future through the sale of equity securities.

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

In addition, in connection with our January 2008 and April 2008 Debentures, in the aggregate, we owe a total of $6.3 million principal amount of these convertible debentures, convertible into 4,690,695 shares of our common stock, and warrants to purchase an additional 611,111 shares of our common stock. The conversion or exercise into our common stock could result in a substantial increase in the number of shares in our public float.  Depending upon market liquidity at the time a resale of our common stock is made by the investors in such private placements, such sale could cause the trading price of our common stock to decline.  In addition, the sale of a substantial number of shares of our common stock, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

We have significant indebtedness and agreed to certain restrictions as a result of our recent private placements of convertible debentures.

We have incurred $8.1 million of long term convertible debt, including $6.3 million in principal amount of indebtedness as a result of the issuance of our January 2008 and April 2008 Debentures.  The January 2008 and April 2008 Debentures carry substantial covenants that impose significant restrictions on us, including restrictions against incurring additional indebtedness, creating any liens on our property, amending our certificate of incorporation or bylaws, redeeming or paying dividends on shares of our outstanding common stock, and entering into certain related party transactions.  The debentures also carry substantial covenants that impose significant requirements on us, including, among others, requirements that we pay interest and other charges on the debentures;

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

Item 6.   EXHIBITS

See the exhibit index immediately following the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETELOS, INC.

/s/ Daniel J.A. Kolke
Date: August 19, 2009	Daniel J.A. Kolke, Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1 (1)	Promissory Note dated April 17, 2009, issued to Enable Growth Partners LP
10.2 (2)	Amendment Agreement dated June 30, 2009
10.3 *	Promissory Note dated July 9, 2009, issued to Enable Growth Partners LP
10.4 *	Promissory Note dated August 10, 2009, issued to Enable Growth Partners LP
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                            Filed with this report

**                     Furnished with this Report

(1)                     Incorporated by reference to the Registrant’s Form 8-K filed on April 21, 2009.

(2)                     Incorporated by reference to the Registrant’s Form 8-K filed on July 1, 2009