Form 10-Q
period 2009-09-30
ETELOS, INC.
filed 2009-11-19
CIK 1045739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

or

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

As of September 30, 2009, 24,826,360 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

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

i

Etelos, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2009

ii

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

PART I—FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS (UNAUDITED)

ETELOS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	September 30, 2009	December 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$287	$7
Accounts receivable, net	4	60
Other receivable	500	—
Prepaid expenses and other current assets	9	46
Accreting interest on convertible notes payable	332	—
Total current assets	1,132	113

Property and equipment, net	54	82
Debt issuance costs	33	—
Other assets	2	10

Total assets	$1,221	$205

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,125	$983
Accounts payable related parties	25	42
Accrued payroll and related expenses	987	399
Other accrued expenses	1,312	1,381
Deferred revenue	4	64
Current portion convertible notes payable, net of discounts	1,764	7,264
Current portion other notes payable	152	89
Current portion notes payable to related parties, net of discounts	220	132
Current portion capital leases	9	9
Warrant and derivative liability	293	108
Total current liabilities	5,891	10,471

Long-term convertible notes payable, net of premiums and discounts, less current portion	6,711	—
Long-term notes payable to related parties, less current portion	552	552
Long-term capital leases, less current portion	13	24

Total liabilities	13,167	11,047

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.01 par value: 50,000,000 shares authorized with liquidation preferences:
New Series A: 3,333,333 shares authorized; issued and outstanding: 843,333 shares at September 30, 2009 and 833,333 shares at December 31, 2008	8	8
Common stock, $0.01 par value: 250,000,000 shares authorized; issued and outstanding - 24,826,360 shares at September 30, 2009 and 23,027,624 shares at December 31, 2008	249	231
Additional paid-in capital	22,325	18,722
Accumulated deficit	(34,528)	(29,803)
Total stockholders’ deficit	(11,946)	(10,842)

Total liabilities and stockholders’ deficit	$1,221	$205

The accompanying notes are an integral part of these condensed interim financial statements.

ETELOS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008

Revenue	$5	$10	$131	$55
Cost of revenue	74	211	246	459
Gross loss	(69)	(201)	(115)	(404)

Operating expenses:
Research and development	209	844	1,397	3,320
Sales and marketing	132	514	877	1,315
General and administrative	312	529	1,377	1,629
Change in valuation of liability related to warrants from settlement, financing, and consulting services	—	—	(299)	—
Total operating expenses	653	1,887	3,352	6,264

Loss from Operations	(722)	(2,088)	(3,467)	(6,668)

Other income (expense)
Merger costs	—	—	—	(13,444)
Other income (expense)	15	—	15	(15)
Loss on extinguishment of debt	(288)	—	(587)	—
Total other expense	(273)	—	(572)	(13,459)

Interest expense, net	(154)	(103)	(427)	(420)
Amortization of notes discount premiums and debt issuance costs	(67)	(358)	(139)	(783)
Change in valuation of liability relating to embedded derivatives and warrants	16	4,200	(120)	168
Beneficial conversion of interest conversion	—	—	—	(991)
Total interest income (expense)	(205)	3,739	(686)	(2,026)

Income (Loss) before taxes	(1,200)	1,651	(4,725)	(22,153)

Provision for income taxes	—	—	—	—

Net income (loss)	$(1,200)	$1,651	$(4,725)	$(22,153)

Basic net income (loss) per share	$(0.05)	$0.07	$(0.20)	$(1.34)
Diluted net income (loss) per share	$(0.05)	$0.06	$(0.20)	$(1.34)

Weighted average number of common shares used in computing basic net income (loss) per share	24,074	23,036	23,839	16,522
Weighted average number of common shares used in computing diluted net income (loss) per share	24,074	26,418	23,839	16,522

The accompanying notes are an integral part of these condensed interim financial statements.

ETELOS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands, except share data)

(Unaudited)

	Preferred Stock						Total
	New Series A		Common Stock		Additional Paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit

Balance at December 31, 2008	833,333	$8	23,027,624	$231	$18,722	$(29,803)	$(10,842)
Issuance of Preferred New Series A Stock	10,000	—	—	—	6	—	6
Issuance of common stock upon exercise of options	—	—	48,736	—	2	—	2
Issuance of common stock to consultant	—	—	1,000,000	10	500	—	510
Issuance of common stock warrants with promissory notes	—	—	—	—	110	—	110
Issuance of common stock with senior secured debentures.	—	—	750,000	8	183	—	191
Issuance of Series I Warrants with senior secured debentures	—	—	—	—	424	—	424
Issuance of Series II Warrants with senior secured debentures	—	—	—	—	565	—	565
Beneficial conversion on issuance of senior secured debentures	—	—	—	—	776	—	776
Stock based compensation	—	—	—	—	106	—	106
Reclass warrant and derivative liability	—	—	—	—	931	—	931
Net loss	—	—	—	—	—	(4,725)	(4,725)
Balance at September 30, 2009	843,333	$8	24,826,360	$249	$22,325	$(34,528)	$(11,946)

The accompanying notes are an integral part of these condensed interim financial statements.

ETELOS, INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Cash flows from operating activities:
Net loss	$(4,725)	$(22,153)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28	13
Amortization (accretion) of notes discount (premium)	138	201
Amortization of financing fees and debt issuance costs	1	63
Accretion of interest	81	—
Stock based compensation	106	73
Interest expense paid in common stock	—	77
Consulting expenses paid through issuance of common stock and warrants	1,511	—
Beneficial conversion of interest conversion	—	991
Change in valuation of embedded derivatives and warrant liabilities	(180)	636
Loss on extinguishment of restructured debentures and promissory notes	587	—
Merger costs paid in common stock	—	13,177
Changes in operating assets and liabilities:
Accounts receivable, net	56	(6)
Prepaid expenses and other current assets	37	(2)
Other assets	(26)	—
Accounts payable	229	651
Accounts payables related parties	(17)	(50)
Accrued payroll and related expenses	588	(366)
Other accrued expenses	388	92
Other current liabilities	—	200
Deferred revenues	(60)	5
Deferred rent	—	9
Net cash used in operating activities	(1,258)	(6,389)
Cash flows from investing activities:
Purchases of property and equipment	—	(55)
Net cash used in investing activities	—	(55)
Cash flows from financing activities:
Proceeds from notes payable	1,485	5,489
Proceeds from notes payable to related parties	100	—
Payments of notes payable	(44)	—
Payment on capital lease	(11)	(10)
Proceeds from issuance of preferred stock	6	—
Proceeds from issuance of common stock	2	459
Payment of fees for financing transactions	—	(284)
Payments of notes payable to related parties	—	(132)
Net cash provided by financing activities	1,538	5,522

Net increase (decrease) in cash and cash equivalents	280	(922)

Cash and cash equivalents at beginning of year	7	928

Cash and cash equivalents at end of period	$287	$6

Supplemental disclosures of cash flow information:
Cash paid for income taxes	—	—
Cash paid for interest	—	126

Supplemental disclosures of non-cash financing activities:
Reclass of warrants from liability to equity	799	—
Issuance of detachable warrants	989	73
Increase in convertible notes principal	413	—
Issuance of common stock for convertible debt	191	2,463
Reclass of derivatives from liability to equity	132	—
Record warrants and embedded derivatives as liabilities	45	6,489
Issuance of common stock for interest conversion	—	199
Discount on convertible notes	—	68
Issuance of common stock for anti-dilution	—	55
Repurchase of common stock		36
Conversion of preferred stock to common stock	—	15

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

Prior to the Merger, Tripath was a shell corporation and in accordance with the Plan of Reorganization had no assets or liabilities.  While Tripath acquired all the outstanding preferred and common stock of Etelos-WA, for accounting purposes, the acquisition has been treated as a recapitalization of Etelos-WA with Etelos-WA as the acquirer (a reverse acquisition).  The historical financial statements prior to April 22, 2008, are those of Etelos-WA.

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

3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements include our accounts as of September 30, 2009, and December 31, 2008, and for the nine months ended September 30, 2009 and 2008. The accompanying condensed balance sheet as of December 31, 2008, has been derived from the audited balance sheet in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008. These condensed financial statements have been prepared by management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company has performed an evaluation of subsequent events through the date of filing of the financial statements.

In the opinion of management, all adjustments (which consist of normal recurring adjustments, except as disclosed herein) necessary to fairly present the financial position, results of operations and cash flows for the interim periods presented have been included. The results of operations for the quarter ended September 30, 2009, and the nine months ended September 30, 2009, are not necessarily indicative of the results to be expected for the full year or for any future periods.

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

During the third quarter of 2009, the Company adopted the new Accounting Standards Codification (“ASC”) as issued by FASB.  The ASC has become the authoritative source of US GAAP recognized by FASB to be applied by non-governmental entities.  The ASC is not intended to amend or change US GAAP.  The adoption of the ASC did not have a material impact on the Company’s financial statements.

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

The Company’s accounts receivables are derived primarily from customers.  For the nine months ended September 30, 2009, three customers accounted for 88% of the Company’s revenue in the period. One customer accounted for 100% of the Company’s accounts receivable as of September 30, 2009.

Allowance for Doubtful Accounts

The Company provides, when appropriate, an allowance for doubtful accounts to ensure trade receivables are not overstated due to un-collectability. The collectability of the Company’s receivables is evaluated based on a variety of factors, including the length of time receivables are past due, indication of the customer’s willingness to pay, significant one-time events, and historical experience. As of September 30, 2009, and December 31, 2008, the Company determined that an allowance for doubtful accounts was not necessary or warranted.

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

Research and Development and Software Development Costs

Research and development expenses consist primarily of salaries, payroll taxes, benefits, and related expenditures for technology, software development, project management, and support personnel. Costs related to the research and development of new products, services and enhancements to existing products are expensed as provided for by ASC 985-20 “Costs of Software to be Sold, Leased, or Marketed” (ASC 985-20). Under ASC 985-20, costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established. Research and development costs are capitalized beginning when a product’s technological feasibility has been established and ending when the product is available for general release to customers. Technological feasibility is reached when the product reaches the working model stage. To date, products and enhancements have generally reached technological feasibility and have been released for sale at substantially the same time and all research and development costs have been expensed.

ASC 350-40 “Internal-Use Software” (ASC 350-40), which applies to SaaS business model, are met for the capitalization of software development cost.  Under ASC 350-40, software development costs, including costs incurred to purchase third party software, are capitalized beginning when the Company has determined certain factors are present, including, among others, that technology exists to achieve the performance requirements, buy versus internal development decisions have been made, and the Company’s management has authorized the funding for the project. Capitalization of software development costs ceases when the software is substantially complete and is ready for its intended use.  To date, no software development costs incurred have met the criteria set forth in ASC 350-40 for capitalization.

Revenue Recognition

Etelos distributes Web Applications and it Marketplace Platform as a subscription service using the SaaS or software-on-demand business model and allow third parties to offer their products or services through storefronts in an Etelos Marketplace, and to advertise on its web site or in its magazine for a fee.  It also license certain of its software products under perpetual and term licenses.  Revenues are recognized on these service and licensing transactions using the criteria in ASC 605-10, “Revenue Recognition”, (ASC 605-10) and ASC 985-605, “Software Revenue Recognition” (ASC 985-605), respectively, which both provide that revenue may be recognized when all of the following are met:

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

Stock Based Compensation

The Company, under ASC 718-10, “Compensation — Stock Compensation” (ASC 718-10) is applying the “modified prospective method” and used the Black-Scholes Merton model to value all new stock based compensation awards granted starting January 1, 2007, and for any modification, cancellation, or repurchase of awards granted prior to January 1, 2007.  As a result, the Company has recorded compensation cost in the statement of operations based on the fair value of the award for the requisite service period. ASC 718-10 also requires the Company to estimate forfeitures in calculating the expense relating to share-based compensation as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur. This resulted in $106 thousand and $73 thousand of expense for the nine months ended September 30, 2009 and 2008, respectively.

ASC 718-10 requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to its loss position, there were no such tax benefits during the nine months ended September 30, 2009 and 2008. Prior to the adoption of ASC 718-10, those benefits would have been reported as operating cash flows had we received any tax benefits related to stock option exercises.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740-10, “Income Taxes” (ASC 740-10) which utilizes the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

The Company has adopted the provisions of ASC 740-10-25, “Income Taxes — Overall — Recognition” (ASC 740-10-25). The Company did not have any unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing ASC 740-10-25.

The Company files income tax returns in the United States of America federal jurisdiction and various state jurisdictions in the United States of America.  The Company does not believe that there will be any material changes in its unrecognized tax positions over the next twelve months.  The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial position, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740-10-25.  In addition, the Company did not record a cumulative effect adjustment related to the adoption of ASC 740-10-25.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  As of the date of the adoption of ASC 740-10-25, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any such interest expense recognized during the nine months ended September 30, 2009 and 2008, or the year ended December 31, 2008.  The Company’s effective tax rate differs from the federal statutory rate primarily due to increases in its deferred income tax valuation allowance.

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period, excluding any unvested restricted stock that is subject to repurchase. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of unvested restricted stock (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and the conversion of the Company’s convertible notes and debentures (using the if-converted method).  As their effect is antidilutive, 108,731 and 4,480,911 shares of common stock exercisable under outstanding employee stock options, 9,864,444 and 611,111 shares of common stock exercisable under outstanding warrants, 11,191,424 and 6,426,074 shares of common stock issuable upon conversion of the outstanding convertible notes payable and debentures, as of, and for the nine months ended September 30, 2009 and 2008, respectively, have been excluded from this calculation.  The average exercise price of outstanding employee stock options to purchase the Company’s common stock is $0.22 and $0.23, respectively, at September 30, 2009 and 2008. The average exercise price of outstanding warrants to purchase the Company’s common stock is $0.45 and $1.80, respectively, at September 30, 2009 and 2008.

The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008

Numerator:
Net income (loss)	$(1,200)	$1,651	$(4,725)	$(22,153)

Net income (loss) - diluted	$(1,200)	$1,651	$(4,725)	$(22,153)

Denominator:
Weighted average common stock	24,074	23,036	23,839	16,522

Convertible notes payable	—	3,382	—	—

Weighted average common stock - diluted	24,074	26,418	23,839	16,522

Net income (loss) per share:
Basic	$(0.05)	$0.07	$(0.20)	$(1.34)
Diluted	$(0.05)	$0.06	$(0.20)	$(1.34)

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

4. Going Concern

The financial statements have been prepared with the assumption that the Company will continue as a going concern.  The Company has experienced net losses of $4.7 million and $22.2 million for the nine months ended September 30, 2009 and 2008, respectively, and has a total stockholders’ deficit of $11.9 million and $10.8 million, as of September 30, 2009, and December 31, 2008, respectively, all of which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might arise should it be unable to continue as a going concern.

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

The Company’s cash balance including proceeds from its recent debt financings and preferred stock financing may not be sufficient to fund operations beyond June 2010.  If cash reserves are not sufficient to sustain operations, then management plans to further reduce operating expenses and/or raise additional capital by selling shares of capital stock or other securities that could result in substantial dilution to existing shareholders.  However, there are no commitments or arrangements for future financings in place at this time and the Company can give no assurance that such capital will be available on favorable terms, or at all.  The Company may need additional financing thereafter until it can achieve profitability.  If it cannot, then it will be forced to further curtail operations or possibly be forced to evaluate a sale or liquidation of assets.  Even if it is successful in raising additional funds, there is no assurance regarding the terms of any additional investment.

On September 30, 2009, the Company issued convertible debentures (the “10% Senior Secured Debentures”) with a principal amount of $2.0 million, warrants to purchase 5,250,000 shares of the Company’s common stock, and 750,000 shares of common stock in exchange for $0.8 million in cash and the cancellation of $1.2 million in promissory notes and accrued interest.  Seventy-five percent of the 10% Senior Secured Debentures are held by Enable Capital Management LLC or its affiliates (“Enable Capital”).  Enable Capital beneficially owns more than 10% of the Company’s common stock. Under the terms of the securities purchase agreement pursuant to which the 10% Senior Secured Debentures were issued, subject to the satisfaction of certain covenants and conditions, the Company has the right, at any time after December 15, 2009 and before January 15, 2010, to require the purchasers of the 10% Senior Secured Debentures to purchase an aggregate of $1.0 million in additional principal amount of 10% Senior Secured Debentures.  At September 30, 2009, the purchasers of the 10% Senior Secured Debentures executed and delivered all documents in the transaction except for funding of $500,000 which was paid in full subsequent to the period end. The $500,000 of funding was recorded as an Other Receivable in the accompanying condensed balance sheet as of September 30, 2009.

5.  Recently Issued Accounting Standards

In October 2009, the FASB issued new accounting guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The accounting guidance will be applied prospectively and will become effective for the Company during the first quarter of fiscal 2011. Early adoption is allowed. The Company is currently evaluating the impact of this accounting guidance on its financial statements.

6. Convertible Notes and Debentures and Embedded Derivative and Warrant Liability

Convertible notes and debentures comprise (in thousands):

	September 30, 2009	December 31, 2008

6% Convertible Notes	$1,764	$1,764
January 2008 Debentures	2,320	2,000
April 2008 Debentures	4,012	3,500
10% Senior Secured Debentures	2,000	—
	10,096	7,264

Plus (less) premium (discount) on notes payable	(1,621)	(—)
	8,475	7,264
Less current portion of notes payable	(1,764)	(7,264)

Long term notes payable, net of premium (discount), less current portion	$6,711	$—

6% Convertible Notes

During the period August 2007 to October 2007, the Company issued 6% convertible notes (the “6% Convertible Notes”) with a face value of $3,326 thousand at an original issue discount of 10 percent with detachable warrants to purchase shares of its common stock in exchange for $3,024 thousand.  These notes matured on March 31, 2009, with interest due and payable on February 1, 2008, and on the last day of each calendar quarter thereafter. The Company was required to make payments on the outstanding principal balance beginning September 1, 2008, and on the 1st day of each calendar quarter thereafter. The default interest rate was 8 percent. The notes and unpaid interest are convertible into shares of the Company’s common stock at the option of the holder or involuntarily upon the occurrence of certain financing events. As of December 31, 2008, and September 30, 2009, $1,562 thousand of the face value of the 6% Convertible Notes had been converted to 2,083 thousand shares of the Company’s common stock and $1,764 thousand remain outstanding. The Company failed to make required interest and principal payments as of December 31, 2008, and through September 30, 2009. Accordingly, the Company was and remains in default under the terms of the notes, which resulted in all principal and interest related to the notes becoming due and payable to the holders. As a result, the Company classified all amounts due related to the 6% Convertible Notes as current liabilities as at December 31, 2008, and September 30, 2009.

In addition, the purchasers of the 6% Convertible Notes received warrants to purchase 1,080,000 shares of the Company’s common stock at an exercise price of $0.12. At December 31, 2008, all of these warrants had been exercised or expired and none are outstanding.

January 2008 Debentures — Prior to Restructuring on June 30, 2009 (see below)

On January 31, 2008, the Company issued convertible debentures (the “January 2008 Debentures”) with a principal amount of $2 million and detachable warrants to purchase 222,222 shares of its common stock in exchange for $1.9 million.  The January 2008 Debentures are all held by Enable Capital. Enable Capital beneficially owns more than 10% of the Company’s common stock.  The January 2008 Debentures are due on January 31, 2010, and bear interest at 6 percent per annum payable semiannually on January 1 and July 1, commencing July 1, 2008.  Monthly principal payments equal to 1/18th of the principal amount were to begin on September 1, 2008.  The Company had the right to pay interest and monthly principal payments in cash, or upon notice to the holders and compliance with certain equity conditions, it can pay all or a portion of any such payment in common stock valued at a price equal to the lesser of the then effective conversion price or 85 percent of the average of the volume weighted average price per share for its common stock for the 10 consecutive trading days immediately prior to the applicable payment date.  The equity conditions that it must meet include having a currently effective registration statement covering the shares of common stock issuable upon conversion of the debenture, and having the daily dollar trading volume for its common stock exceed $250,000 for each of the 20 consecutive trading days before the date in question.  The January 2008 Debentures and any accrued interest are convertible at anytime at the discretion of the holder at a conversion price per share of $1.35, subject to a cap on the beneficial ownership of its shares of common stock by the holder and its affiliates following such conversion. The conversion price is adjusted upon a stock split, reverse stock split, or upon issuance of stock dividends, whereby the conversion price would be adjusted to ensure that the holder would be receiving the same number of shares, as though the conversion right had been exercised prior to the triggering event.  Further, the conversion price is adjusted if common stock or equivalents are subsequently sold or re-priced at a price below the conversion price or rights, options or warrants are issued to holders of its common stock entitling them to purchase common stock at prices lower than the volume weighted average price on the date issued.

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

The detachable warrants, which are fully exercisable, to purchase 222,222 shares of our common stock, expire in January 2011 and are exercisable at a price of $1.80 per share, subject to adjustment.  As of September 30, 2009, none of these warrants had been exercised.

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

The Company evaluated the restructuring of the January 2008 Debentures, under the guidance in ASC 470-50 “Debt — Modifications and Extinguishments” (ASC 470-50) as of June 30, 2009. The Company concluded that the restructuring of the January 2008 Debentures met the definition of an extinguishment of debt as the terms of the modified debentures were substantially different from the original terms. Accordingly, the Company recorded the difference between the fair value and carrying value of the January 2008 Debentures as a loss on extinguishment of debt of $300 thousand in earnings for the six months ended June 30, 2009.

Additionally, as part of the restructuring of the January 2008 Debentures, the outstanding accrued interest of $170 thousand as of June 30, 2009, was reclassified to outstanding principal, and the interest that was to have been earned under the original terms of the debentures from July 1, 2009, through September 30, 2010, of $150 thousand was recorded as an increase to outstanding principal with the corresponding debit amount being recorded as Accreting Interest on Convertible Notes Payable. This interest amount will be accreted to earnings over the revised maturity date of the January 2008 Debentures using the effective interest method.

The Company recorded a debt premium of $300 thousand related to the difference between the fair value and the revised principal amount of the January 2008 Debentures, along with the increase in the fair value of the embedded conversion option of $50 thousand as a debt discount, and debt issuance costs related to fees incurred by the Company from service providers related to the restructuring of the January 2008 Debentures of $9 thousand were capitalized as Debt Issuance Costs. These items will be accreted or amortized to earnings over the revised maturity date of the January 2008 Debentures using the effective interest method.

April 2008 Debentures — Prior to Restructuring on June 30, 2009 (see below)

On April 22, 2008, the Company issued convertible debentures (the “April 2008 Debentures”) with a principal amount of $3.5 million and detachable warrants to purchase 388,889 shares of our common stock in exchange for $3.4 million.  The April 2008 Debentures are all held by Enable Capital.  Enable Capital beneficially owns more than 10% of the Company’s common stock.  The April 2008 Debentures are due on April 30, 2010, and have identical terms and conditions to the January 2008 Debentures described above. The Company failed to make required interest and principal payments on the April 2008 Debentures beginning with the payment due on September 30, 2008, and through June 30, 2009. Accordingly, the Company is in default under the terms of the April 2008 Debentures, and the holders have the right to demand that the default amount equal to 130% of the amount outstanding plus accrued interest be paid to the holders. As of December 31, 2008 and June 30, 2009, the Company classified all amounts due related to the April 2008 Debentures as current liabilities, and the holders had not elected to exercise their rights arising from the Company’s default.

The detachable warrants, which are fully exercisable, to purchase 388,889 shares of our common stock, expire in April 2011 and are exercisable at a price of $1.80 per share, subject to adjustment.  As of September 30, 2009, none of these warrants had been exercised.

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

Restructuring of January 2008 and April 2008 Debentures

On June 30, 2009, the Company executed an agreement to restructure the January 2008 and April 2008 Debentures. Under the terms of the agreement, the maturity of these debentures was extended to December 31, 2012; the outstanding interest as of June 30, 2009, and interest that would have been earned under the original terms of the debentures was added to principal as of June 30, 2009; the interest rate was reduced to 0% until September 30, 2010; the monthly amortizing redemption payment schedule was eliminated and replaced with a requirement to pay interest only on a semi-annual basis beginning January 1, 2011, and to pay principal at maturity; the option to make principal and interest payments in shares of common stock instead of cash was removed; the anti-dilution provisions were modified so that the conversion price cannot be reduced below $0.10 as a result of subsequent equity sales; the registration rights agreement entered into in conjunction with these debentures was terminated; the optional redemption amount was reduced to 100% of the then outstanding principal amount plus accrued but unpaid interest and plus all liquidated damages and other amounts due; and all past defaults were waived. Additionally, the warrants issued in conjunction with these debentures were modified so that the warrant may be exchanged for a share of common stock on a 1:1 basis, and were modified to eliminate the anti-dilution provisions afforded for subsequent equity sales at a price lower than the original exercise price. No direct fees were either charged by or received from the debenture holders for the restructuring.

The Company evaluated the restructuring of these debentures under the guidance of ASC 470-50 “Debt — Modifications and Extinguishments” (ASC 470-50) as of June 30, 2009.  The Company concluded that the restructuring of the January 2008 Debentures met the definition of an extinguishment of debt, as the terms of the modified debentures were substantially different from the original terms.  Accordingly, the Company recorded the difference between the fair value and carrying value of the January 2008 Debentures as a loss on extinguishment of debt of $300 thousand in earnings for the six months ended June 30, 2009.

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

The Company recorded a debt premium of $300 thousand related to the difference between the fair value and the revised principal amount of the January 2008 Debentures, along with the increase in the fair value of the embedded conversion option of $50 thousand as a debt discount, and debt issuance costs related to fees incurred by the Company from service providers related to the restructuring of the January 2008 Debentures of $9 thousand were capitalized as Debt Issuance Costs. These items will be accreted or amortized to earnings over the revised maturity date of the January 2008 Debentures using the effective interest method.

Additionally, as part of the restructuring of the April 2008 Debentures, the outstanding accrued interest of $420 thousand as of June 30, 2009, was reclassified to outstanding principal, and the aggregate interest that would have accrued under the original terms of the debentures from July 1, 2009, through September 30, 2010, of $413 thousand was recorded as an increase to outstanding principal with the corresponding debit amount being recorded as Accreting Interest on Convertible Notes Payable. This interest amount will be accreted to earnings over the revised maturity date of these Debentures using the effective interest method.

10% Senior Secured Debentures

On September 30, 2009, the Company issued 10% Senior Secured Debentures with a principal amount of $2.0 million, warrants to purchase 5,250,000 shares of our common stock, and 750,000 shares of our common stock in exchange for $0.8 million in cash and the cancellation of $1.2 million in promissory notes and accrued interest.  Seventy-five percent of the 10% Senior Secured Debentures are held by Enable Capital.  Enable Capital beneficially owns more than 10% of the Company’s common stock.  The 10% Senior Secured Debentures are due on September 30, 2011, and bear interest at 10 percent per annum payable quarterly on January 1, April 1, July 1, and October 1, commencing January 1, 2010.  The principal amount is due on maturity.  The 10% Senior Secured Debentures are convertible at anytime at the discretion of the holder at a conversion price per share of $0.50, subject to a cap on the beneficial ownership of its shares of common stock by the holders and their affiliates following such conversion. The conversion price is adjusted upon a stock split, reverse stock split, or upon issuance of stock dividends, whereby the conversion price would be adjusted to ensure that the holder would be receiving the same number of shares, as though the conversion right had been exercised prior to the triggering event.  Further, the conversion price is adjusted if common stock or equivalents are subsequently sold or re-priced at a price below the conversion price, or rights, options or warrants are issued to holders of its common stock entitling them to purchase common stock at prices lower than the volume weighted average price on the date issued, with a floor for the conversion price of $0.10 per share.

The Company has the option to redeem the 10% Senior Secured Debentures before their maturity by payment in cash of an amount equal to 100 percent of the then outstanding principal amount, plus outstanding accrued interest and other charges, and all interest that would have accrued if the outstanding principal amount had remained outstanding through maturity.  This redemption option is subject to the Company meeting certain equity conditions, including having the daily dollar trading volume for its common stock exceed $250 thousand for each of the 20 consecutive trading days before the date in question and having a currently effective registration statement covering the shares of common stock issuable upon conversion of the debentures, subject to the applicable cap on the beneficial ownership of its shares of common stock by the holders and their affiliates following such conversion.  The 10% Senior Secured Debentures are collateralized by substantially all the assets of the Company.

The 10% Senior Secured Debentures impose certain covenants on the Company, including restrictions against incurring additional indebtedness, creating any liens on its property, amending its certificate of incorporation or bylaws, redeeming or paying dividends on shares of our outstanding common stock, and entering into certain related party transactions.  The 10% Senior Secured Debentures also define certain events of default, including, without limitation, failure to make a payment obligation, failure to observe other covenants of the debenture or related agreements (subject to applicable cure periods), breach of representation or warranty, bankruptcy, default under another significant contract or credit obligation, delisting of its common stock, a change in control, failure to secure and maintain an effective registration statement covering the resale of the common stock underlying the debentures and the warrants, or failure to deliver share certificates in a timely manner.  In the event of default, the holders of the 10% Senior Secured Debentures have the right to accelerate all amounts outstanding under the debentures and demand payment of a mandatory default amount equal to the greater of (i) the outstanding principal amount plus all accrued and unpaid interest divided by the conversion price multiplied by the volume weighted average price or (ii) 120 percent of the amount outstanding, plus accrued interest and expenses, and all interest that would have accrued if the then outstanding principal amount had remained outstanding through maturity. Additionally the mandatory default amount would also include all other amounts, costs, expenses and liquidated damages due in respect of the debentures.

The detachable warrants, which are fully exercisable, to purchase 3,000,000 and 2,250,000 shares of our common stock, expire in September 2014 and September 2016, respectively, and are exercisable at a price of $0.60 and $0.01 per share, respectively, subject to adjustment.  The warrants may be exchanged for a share of common stock on a 1:1 basis, and the warrants that expire in September 2014 include a floor on the exercise price of $0.10 per share.  As of September 30, 2009, none of these warrants had been exercised.

As part of the issuance of the 10% Senior Secured Debentures, the Company exchanged existing promissory notes with an aggregate principal amount of $1,150 thousand, including the $250 thousand promissory note issued in July 2009, for a like portion of 10% Senior Secured Debentures. The Company evaluated the restructuring of these promissory notes under the guidance in ASC 470-50 “Debt — Modifications and Extinguishments” (ASC 470-50) as of September 30, 2009. The Company concluded that the restructuring of the various promissory notes met the definition of an extinguishment of debt as the terms of the 10% Senior Secured Debentures were substantially different from the original terms of the promissory notes due to the insertion of a conversion feature. Accordingly, the Company recorded the difference between the fair value of the 10% Senior Secured Debentures and carrying value of the promissory notes as a loss on extinguishment of debt of $288 thousand in earnings for the nine months ended September 30, 2009, including the remaining unamortized debt discount recorded on the July 2009 promissory note of $68 thousand.

The Company recorded a debt premium of $220 thousand related to the difference between the fair value and the principal amount of the 10% Senior Secured Debentures, and debt issuance costs related to fees incurred by the Company of $25 thousand were capitalized as Debt Issuance Costs. Additionally, the Company recognized a further debt discount due to a beneficial conversion feature on the issuance of the 10% Senior Secured Debentures of $776 thousand.  These items will be accreted or amortized to earnings over the maturity date of the 10% Senior Secured Debentures using the interest method.

At September 30, 2009, the purchasers of the 10% Senior Secured Debentures executed and delivered all documents in the transaction except for funding of $500,000 which was paid subsequent to the end of the period. The $500,000 of funding was recorded as an Other Receivable in the accompanying condensed balance sheet as of September 30, 2009.

Embedded Derivatives

The Company has evaluated the embedded derivatives included in the 6% Convertible Notes, the January 2008 and April 2008 Debentures, and the 10% Senior Secured Debentures, consisting of the conversion features and certain put and call features described above, under the guidance in ASC 815-10 “Derivatives and Hedging” (ASC 815-10) on the issuance date of the Convertible Notes, the January 2008 and April 2008 Debentures, and the 10% Senior Secured Debentures, and on each subsequent reporting date.  The purpose of the evaluation is to determine whether the embedded derivatives need to be bifurcated from the debt host and accounted for as a derivative at their estimated fair value as a liability at the date of issuance and thereafter, adjusted to estimated fair value with a charge or credit to the Company’s statement of operations.  ASC 815-10 generally indicates that if the conversion features are (i) indexed to the Company’s capital stock under the guidance in ASC 815-40-15, “Derivatives and Hedging — Contracts in Entity’s Own Equity — Scope and Scope Exceptions” (ASC 815-40-15), and (ii) would be classified as equity if a freestanding derivative under the guidance in ASC 815-40-25 “Derivatives and Hedging — Contracts in Entity’s Own Equity — Recognition” (ASC 815-40-25) then the embedded derivatives need not be bifurcated from the debt host.  ASC 815-40-25 generally requires, among other factors, that (i) the Company can settle the derivative in cash or its own stock, at its option, (ii) settlement can be made in unregistered shares, and (iii) the Company has sufficient authorized shares to issue shares of its common stock for all equity instruments convertible to or which can be exercised for its capital stock.  ASC 815-10 also provides guidance on when put and call features included in a debt host agreement are not clearly and closely related to the debt host must be bifurcated and recorded as a liability.  The January 2008 and April 2008 Debentures, and the 10% Senior Secured Debentures include put and call features.

Embedded Derivatives — 6% Convertible Notes

Prior to the restructuring of the January 2008 and April 2008 Debentures on June 30, 2009, the Company concluded that the conversion features embedded in the 6% Convertible Notes met the criteria in ASC 815-10 at issuance and through April 21, 2008, the day prior to the merger with Tripath, because the conversion to the Company’s common stock could only be settled in its capital stock, the capital stock could be unregistered and the sufficiency of the authorized shares was under the Company’s control as it could control the outcome of a shareholder vote to increase the authorized shares.  However, on the date of the merger with Tripath, April 22, 2008, the Company concluded it no longer had control to ensure the sufficiency of its authorized shares of common stock and recorded the conversion features embedded in the 6% Convertible Notes with an estimated fair value of $3,674 thousand and recorded the amount as Warrant and Derivative Liability. At December 31, 2008, and June 30, 2009, the estimated fair value of the conversion features was subsequently revalued to $2 thousand and $0 thousand, with the related credit of $3,672 and $2 thousand included in the Company’s statement of operations in interest expense for the year ended December 31, 2008, and the six months ended June 30, 2009, respectively. The Company determined the estimated fair value of the conversion features on April 22 and December 31, 2008, and June 30, 2009, by using the Black-Scholes Merton valuation model and the following assumptions: fair value of the Company’s common stock of $2.91, $0.33, and $0.36, respectively, per share; terms of 0.95, 0.25, and 0 years, respectively; risk free interest rates of 1.82%, 0.11% and 0.0%, respectively; and volatility of 47.16%, 73.59%, and 0.0%, respectively. Probabilities were then applied to the outputs using the Matlab Monte Carlo Simulation of the Company’s stock prices to arrive at a value for the conversion options.

Upon the restructuring of the Company’s January and April Debentures on June 30, 2009, the Company concluded that the conversion features embedded in the 6% Convertible Notes met the criteria in ASC 815-10 to be accounted for as an equity instrument because the Company had control to ensure the sufficiency of its authorized shares of common stock, as the modified anti-dilution provisions relating to the January 2008 and April 2008 Debentures include a floor on the conversion price adjustment as a result of any subsequent equity sales. Due to the change in classification from liability to equity, the Company recorded a reclassification of the fair value as of June 30, 2009 to additional paid in capital of $0 thousand. As of September 30, 2009, the Company continues to conclude that the conversion features embedded in the 6% Convertible Notes meet the criteria in ASC 815-10 to be accounted for as an equity instrument.

Embedded Derivatives — January 2008 and April 2008 Debentures

Prior to the restructuring of the January 2008 and April 2008 Debentures on June 30, 2009, the Company concluded that the conversion features embedded in the January 2008 Debentures met the criteria in ASC 815-10 at issuance and through April 21, 2008, the day prior to the merger with Tripath, and therefore, were not bifurcated from the debt host because the conversion to the Company’s common stock could only be settled in its common stock, the common stock could be unregistered and the sufficiency of the authorized shares was under the Company’s control as it could control the outcome of a shareholder vote to increase the authorized shares.  However, on the date of the merger with Tripath, April 22, 2008, the Company concluded it no longer had control to ensure the sufficiency of its authorized shares of common stock nor could it settle the conversion feature in unregistered shares. Therefore, the Company recorded the conversion features embedded in the January 2008 Debentures with an estimated fair value of $896 thousand and recorded the amount as Warrant and Derivative Liability.  At December 31, 2008, and June 30, 2009, the estimated fair value of the conversion feature was subsequently revalued to $5 thousand and $2 thousand, respectively, with the related credit of $891 thousand and $3 thousand included in the Company’s statement of operations in interest expense for the year ended December 31, 2008, and the six months ended June 30, 2009. The Company determined the estimated fair value of the conversion options on April 22 and December 31, 2008, and June 30, 2009, using the Black-Scholes Merton valuation model and the following assumptions: fair value of the Company’s common stock of $2.91, $0.33, and $0.36, respectively, per share; terms of 1.75 years, 1.08 years, and 0.58 years, respectively; risk free interest rates of 1.84%, 0.40%, and 0.39%, respectively; and volatility of 47.16% 65.48%, and 48.84%, respectively.  Probabilities were then applied to the outputs using the Matlab Monte Carlo Simulation of the Company’s stock prices to arrive at a value for the conversion options.

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

Upon the restructuring of the January 2008 and April 2008 Debentures on June 30, 2009, the Company concluded that the conversion features embedded in the January 2008 and April 2008 Debentures met the criteria in ASC 815-10 to be accounted for as an equity instrument because the Company had control to ensure the sufficiency of its authorized shares of common stock, as the modified anti-dilution provisions relating to the January 2008 and April 2008 Debentures include a floor on the conversion price adjustment as a result of any subsequent equity sales, and because the conversion features no longer are required to be settled in registered shares. Due to the change in classification from liability to equity, the Company recorded a reclassification of the fair value of the conversion features embedded in the January 2008 and April 2008 Debentures as of June 30, 2009, to additional paid in capital of $0 thousand and $2 thousand, respectively. As of September 30, 2009, the Company continues to conclude that the conversion features embedded in the 6% Convertible Notes meet the criteria in ASC 815-10 to be accounted for as an equity instrument.

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

As of September 30, 2009, the Company concluded that the put and call features embedded in the January 2008 and April 2008 Debentures continue to be not clearly and closely related to the debt host and therefore should be bifurcated from the debt host and recorded as a liability at their estimated fair value. The Company determined the net fair value of the put and call to be $91 thousand and $157 thousand for the January 2008 and April 2008 Debentures, respectively, with the related debit of $91 thousand and $157 thousand, respectively, included in the Company’s statement of operations in interest expense for the nine months ended September 30, 2009. The Company determined the estimated fair value of the put on September 30, 2009, using the Black-Scholes Merton valuation model and the following assumptions: fair value and exercise price of the put embedded in the January 2008 and April 2008 Debentures equivalent to 130% of the outstanding principal and accrued interest of $3,015,858 and $5,216,312, respectively; term of 3.25 years to the maturity date of December 31, 2012; risk free interest rate of 1.56%; and volatility of 14.91% which was determined using the volatility of the Bank Prime Lending Rate. The Company determined the estimated fair value of the call on September 30, 2009, using the Black-Scholes Merton valuation model and the following assumptions: fair value and exercise price of the call embedded in the January 2008 and April 2008 Debentures equivalent to 100% of the outstanding principal and accrued interest of $2,319,890 and $4,012,548, respectively; term of 3.25 years to the maturity date of December 31, 2012; risk free interest rate of 1.56%; and volatility of 14.91% which was determined using the volatility of the Bank Prime Lending Rate.

Embedded Derivatives — 10% Senior Secured Debentures

Upon the issuance of the 10% Senior Secured Debentures on September 30, 2009, the Company concluded that the conversion features embedded in the 10% Senior Secured Debentures met the criteria in ASC 815-10 to be accounted for as an equity instrument even though the 10% Senior Secured Debentures include a reset provision on the conversion price and is considered non-conventional debt, because the Company has control to ensure the sufficiency of its authorized shares of common stock, as the debentures include a floor on the conversion price adjustment, and because the conversion features are not required to be settled in registered shares.

The Company also concluded that the put and call in the 10% Senior Secured Debentures were embedded derivatives that were not clearly and closely related to the debt host and therefore should be bifurcated from the debt host and recorded as a liability at their estimated fair value at issuance.  The Company determined the net fair value of the put and call embedded in the 10% Senior Secured Debentures on September 31, 2009 to be $45 thousand, and recorded a discount on the debentures that will be amortized as interest expense over the life of the debentures using the interest method.

The Company determined the estimated fair value of the put on September 30, 2009, using the Black-Scholes Merton valuation model and the following assumptions: fair value and exercise price of the put embedded in the 10% Senior Secured Debentures equivalent to 120% of the outstanding principal and accrued interest expected to be earned to maturity of $2,800,000; term of 2.0 years to the maturity date of September 30, 2011; risk free interest rate of 0.95%; and volatility of 18.31% which was determined using the volatility of the Bank Prime Lending Rate. The Company determined the estimated fair value of the call on September 30, 2009, using the Black-Scholes Merton valuation model and the following assumptions: fair value and exercise price of the call embedded in the 10% Senior Secured Debentures equivalent to 100% of the outstanding principal and accrued interest expected to be earned to maturity of $2,400,000; term of 2.0 years to the maturity date of September 30, 2011; risk free interest rate of 0.95%; and volatility of 18.31% which was determined using the volatility of the Bank Prime Lending Rate.

Warrants Issued in Connection with January 2008 and April 2008 Debentures

Effective with the issuance of the January 2008 and April 2008 Debentures, the Company issued warrants to purchase 222,222 and 388,889 shares, respectively, of the Company’s common stock at an exercise price of $1.80 per share, subject to adjustment, which warrants have a term of three years.

The Company evaluated the terms and conditions of the warrants issued with the January 2008 and April 2008 Debentures under the guidance in ASC 815-40-25 and ASC 815-40-15 to determine whether the warrants should be accounted for as equity or a liability and thereafter adjusted to their respective estimated fair value at each reporting date.

Prior to the restructuring of the January 2008 and April 2008 Debentures on June 30, 2009, the Company concluded that the warrants issued with the January 2008 Debentures met the criteria in ASC 815-40-25 and ASC 815-40-15 at issuance and through April 22, 2008, and therefore, were accounted for as equity because the warrants could only be settled by issuance of the Company’s common stock, the common stock could be unregistered, and the sufficiency of the authorized shares was under the Company’s control as it could control the outcome of a shareholder vote to increase the authorized shares.  However, on the date of the merger with Tripath, April 22, 2008, the Company concluded it no longer had control to ensure the sufficiency of its authorized shares of common stock nor could it settle the warrants in unregistered shares and therefore, recorded the estimated value fair value of the warrants of $320 thousand asWarrant and Derivative Liability.  At December 31, 2008, and June 30, 2009, the estimated fair value of the warrants was revalued to $1 thousand and $1 thousand, respectively, with the related credit of $319 thousand and $0 thousand included in the Company’s statement of operations in interest expense for the year ended December 31, 2008, and the six months ended June 30, 2009, respectively. The Company determined the estimated fair value of the warrants on April 22 and December 31, 2008, and June 30, 2009, by using the Black-Scholes Merton valuation model and the following assumptions: fair value of the Company’s common stock of $2.91, $0.33, and $0.36, respectively, per share; terms of 2.5, 2.08 and 1.58 years, respectively; risk free interest rates of 2.54%, 0.78%, and 0.88%, respectively; and volatility of 47.81%, 56.98%, and 59.34%, respectively.

Prior to the restructuring of the January 2008 and April 2008 Debentures on June 30, 2009, the Company concluded that the warrants issued with the April 2008 Debentures did not meet the criteria in ASC 815-40-25 and ASC 815-40-15 at issuance because it no longer had control to ensure the sufficiency of its authorized shares of common stock nor could it settle the warrants in unregistered shares and therefore, recorded the estimated value fair value of the warrants of $590 thousand as Warrant and Derivative Liability.  At December 31, 2008, and June 30, 2009, the estimated fair value of the warrants was revalued to $4 thousand and $2 thousand with the related credit of $586 thousand and $2 thousand included in the Company’s statement of operations in interest expense for the year ended December 31, 2008, and the six months ended June 30, 2009, respectively. The Company determined the estimated fair value of the warrants on April 22 and December 31, 2008, and June 30, 2009, by using the Black-Scholes Merton valuation model and the following assumptions: fair value of the Company’s common stock of $2.91, $0.33, and $0.36, respectively, per share; terms of 3, 2.33, and 1.83 years, respectively; risk free interest rates of 2.43%, 0.84%, and 1.02%, respectively; and volatility of 49.17%, 62.44%, and 57.08%, respectively.

Upon the restructuring of the January 2008 and April 2008 Debentures on June 30, 2009, the Company concluded that the warrants issued with the January 2008 and April 2008 Debentures met the criteria in ASC 815-40-25 and ASC 815-40-15 to be accounted for as equity because the Company had control to ensure the sufficiency of its authorized shares of common stock,.  The Company reached this conclusion because the conversion price of the January 2008 and April 2008 Debentures that was subject to adjustment due to price-based anti-dilution provisions was modified to include a floor on the conversion price adjustment as a result of any subsequent equity sales, and therefore the Company was able to conclude that has a sufficient authorized but unissued number of shares to settle all outstanding contracts requiring settlement in shares. Due to the change in classification from liability to equity, the Company recorded a reclassification of the fair value as of June 30, 2009, to additional paid in capital of $1 thousand and $2 thousand, respectively. As of September 30, 2009, the Company continues to conclude that the warrants issued with the January 2008 and April 2008 Debentures meet the criteria in ASC 815-10 to be accounted for as an equity instrument.

Warrants Issued in Connection with 10% Senior Secured Debentures

Effective with the issuance of the 10% Senior Secured Debentures, the Company issued Series I and Series II warrants to purchase 3,000,000 and 2,250,000 shares, respectively, of the Company’s common stock at exercise prices of $0.60 and $0.01 per share, respectively, subject to adjustment, and with terms of five and seven years, respectively.

The Company evaluated the terms and conditions of the warrants issued with the 10% Senior Secured Debentures under the guidance in ASC 815-40-25 and ASC 815-40-15 to determine whether the detachable warrants should be accounted for as equity or a liability and thereafter adjusted to their respective estimated fair value at each reporting date.

On September 30, 2009, the Company concluded that the Series I and Series II warrants issued with the 10% Senior Secured Debentures met the criteria in ASC 815-40-25 and ASC 815-40-15 at issuance, and therefore, were accounted for as equity because the warrants could only be settled by issuance of the Company’s common stock, the common stock could be unregistered, and the sufficiency of the authorized shares was under the Company’s control. The Company determined the fair value of the Series I and Series II warrants on September 31, 2009 to be $424 thousand and $565 thousand, respectively, and recorded a discount on the debentures that will be amortized as interest expense over the life of the debentures using the interest method.

The Company determined the estimated fair value of the Series I warrants on September 30, 2009, using the Black-Scholes Merton valuation model and the following assumptions: fair value of the Company’s common stock of $0.78; exercise price of $0.60; term of 5.0 years; risk free interest rate of 2.31%; and volatility of 54.11%. The Company determined the estimated fair value of the Series II warrants on September 30, 2009, using the Black-Scholes Merton valuation model and the following assumptions: fair value of the Company’s common stock of $0.78; exercise price of $0.01; term of 7.0 years; risk free interest rate of 2.93%; and volatility of 57.83%.

Warrants Issued in Connection with Other Notes Payable and Notes Payable to Related Parties

Effective with the issuance of promissory notes on February 23, March 31, and July 9, 2009, the Company issued warrants to purchase 26,667, 133,333, and 500,000 shares, respectively, of the Company’s common stock at an exercise price of $0.75 per share, which warrants have a term of three, three, and five years, respectively.

The Company evaluated the terms and conditions of these warrants under the guidance in ASC 815-40-25 and ASC 815-40-15 to determine whether the warrants should be accounted for as equity or a liability and thereafter adjusted to their respective estimated fair value at each reporting date.

Prior to the restructuring of the January 2008 and April 2008 Debentures on June 30, 2009, the Company concluded that the warrant issued with the promissory note in February 2009, did not meet the criteria in ASC 815-10 at issuance because the Company did not have control to ensure the sufficiency of its authorized shares of common stock and therefore, recorded the estimated value fair value of the warrant of $36 thousand as Warrant and Derivative Liability.  At June 30, 2009, the estimated fair value of the warrant was revalued to $1 thousand with the related credit of $35 thousand included in the Company’s statement of operations in interest expense for the six months ended June 30, 2009. The Company determined the estimated fair value of the warrant on February 23 and June 30, 2009, by using the Black-Scholes Merton valuation model and the following assumptions: fair value of the Company’s common stock of $2.01 and $0.36, respectively, per share; terms of 3 and 2.67 years, respectively; risk free interest rates of 1.34% and 1.46%, respectively; and volatility of 53.63% and 52.58%, respectively.

The fair value of the warrant recorded upon issuance was treated as a discount on other notes payable, and was amortized over the life of the promissory note, which matured on May 31, 2009, using the interest method. During the six months ended June 30, 2009, $36 thousand of the discount was amortized to interest expense.

Upon the restructuring of the January 2008 and April 2008 Debentures on June 30, 2009, the Company concluded that the warrants issued with the promissory note in February 2009 met the criteria in ASC 815-40-25 and ASC 815-40-15 to be accounted for as equity because the Company had control to ensure the sufficiency of its authorized shares of common stock. The Company reached this conclusion because the conversion price of the January 2008 and April 2008 Debentures that was subject to adjustment due to price-based anti-dilution provisions was modified to include a floor on the conversion price adjustment as a result of any subsequent equity sales, and therefore the Company was able to conclude that it has a sufficient authorized but unissued number of shares to settle all outstanding contracts requiring settlement in shares. Due to the change in classification from liability to equity, the Company recorded a reclassification of the fair value as of June 30, 2009 to additional paid in capital of $1 thousand. As of September 30, 2009, the Company continues to conclude that the warrants issued with the promissory note in February 2009 should be accounted for as equity. The February 2009 promissory note was cancelled on September 30, 2009 in exchange for 10% Senior Secured Debentures.

Prior to the restructuring of the January 2008 and April 2008 Debentures on June 30, 2009, the Company concluded that the warrant issued with the promissory note in March 2009, did not meet the criteria in ASC 815-10 at issuance because the Company did not have control to ensure the sufficiency of its authorized shares of common stock and therefore, recorded the estimated value fair value of the warrant of $83 thousand as Warrant and Derivative Liability.  At June 30, 2009, the estimated fair value of the warrant was revalued to $7 thousand with the related credit of $76 thousand included in the Company’s statement of operations in interest expense for the six months ended June 30, 2009.  The Company determined the estimated fair value of the warrant on March 31 and June 30, 2009, by using the Black-Scholes Merton valuation model and the following assumptions: fair value of the Company’s common stock of $1.20 and $0.36 per share, respectively; term of 3 and 2.75 years, respectively; risk free interest rate of 1.15% and 1.51%, respectively; and volatility of 53.28% and 51.87%, respectively.

The fair value of the warrant recorded upon issuance was treated as a discount on notes payable to related parties, and will be amortized over the life of the promissory note, which is due to mature on October 31, 2009, using the interest method. During the six months ended June 30, 2009, $35 thousand of the discount was amortized to interest expense.

Upon the restructuring of the January 2008 and April 2008 Debentures on June 30, 2009, the Company concluded that the warrants issued with the promissory note in March 2009 met the criteria in ASC 815-40-25 and ASC 815-40-15 to be accounted for as an equity instrument because the Company had control to ensure the sufficiency of its authorized shares of common stock. The Company reached this conclusion because the conversion price of the January 2008 and April 2008 Debentures that was subject to adjustment due to price-based anti-dilution provisions was modified to include a floor on the conversion price adjustment as a result of any subsequent equity sales, and therefore the Company was able to conclude that it has a sufficient authorized but unissued number of shares to settle all outstanding contracts requiring settlement in shares.  Due to the change in classification from liability to equity, the Company recorded a reclassification of the fair value as of June 30, 2009 to additional paid in capital of $7 thousand. As of September 30, 2009, the Company continues to conclude that the warrants issued with the promissory note in March 2009 should be accounted for as equity. The March 2009 promissory note was cancelled on September 30, 2009 in exchange for 10% Senior Secured Debentures.

The Company concluded that the warrant issued with the promissory note in July 2009 met the criteria in ASC 815-40-25 and ASC 815-40-15 at issuance, and therefore, was accounted for as equity because the warrants could only be settled by issuance of the Company’s common stock, the common stock could be unregistered, and the sufficiency of the authorized shares was under the Company’s control. The Company determined the fair value of the warrant on issuance to be $110 thousand and recorded a discount on the promissory note that will be amortized as interest expense over the life of the promissory note using the interest method. During the nine months ended September 30, 2009, the Company amortized $42 thousand in the Company’s statement of operations as interest expense. The July 2009 promissory note was cancelled on September 30, 2009 in exchange for 10% Senior Secured Debentures. As a result, the remaining unamortized debt discount of $68 thousand was written off as part of the loss on extinguishment of debt,

The Company determined the estimated fair value of the warrant on issuance, using the Black-Scholes Merton valuation model and the following assumptions: fair value of the Company’s common stock of $0.55; exercise price of $0.75; term of 5.0 years; risk free interest rate of 2.34%; and volatility of 53.68%.

Warrants issued with New Series A Preferred Stock

In October 2008 and as amended in December 2008, the Board of Directors authorized the designation and issuance of up to 3,333,333 shares of New Series A Convertible Preferred Stock (the “New Series A Preferred Stock”), and the offering of up to $2,500,000 of New Series A Preferred Stock and a number of warrants with an exercise price of $0.75 equal to 100% of the number of shares purchased by each purchaser. Through the nine months ended September 30, 2009, and the period ending December 31, 2008, respectively, the Company closed a round of financing for the sale of 10,000 and 833,333 shares, respectively, of its New Series A Preferred Stock at $0.75 per share, for an aggregate purchase price of $7.5 thousand and $625 thousand, respectively, and warrants to purchase 10,000 and 833,333 shares of common stock of the Company, respectively, at an exercise price of $0.75 per share, and a three year term. The lead investor of this financing was Daniel J.A. Kolke, the Company’s founder, chairman, chief executive officer, acting chief financial officer, and chief technology officer, with participation from two of the Company’s directors and other prior investors. The holders of the January 2008 Debentures and the April 2008 Debentures consented to this financing, but did not participate.

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

The Company evaluated the terms and conditions of the warrants issued with the New Series A Preferred Stock under the guidance in ASC 815-40-25 and ASC 815-40-15 to determine whether the warrants should be accounted for as equity or a liability and thereafter adjusted to their respective estimated fair value at each reporting date.

Prior to the restructuring of the January 2008 and April 2008 Debentures on June 30, 2009, the Company concluded that the warrants issued with the New Series A Preferred Stock did not meet the criteria in ASC 815-40-25 and ASC 815-40-15 at issuance because the Company did not have control to ensure the sufficiency of its authorized shares of common stock. Therefore, the Company recorded the estimated value fair value of the warrants of $148 thousand as Warrant and Derivative Liability.  At December 31, 2008, and June 30, 2009, respectively, the estimated fair value of the warrants was revalued to $40 thousand and $40 thousand, respectively, with the related credit of $108 thousand and $0 thousand included in the Company’s statement of operations in financing expense for the year ended December 31, 2008, and the six months ended June 30, 2009, respectively. The Company determined the estimated fair value of the warrants on December 3 and 31, 2008 and June 30, 2009, and February 27 and June 30, 2009, by using the Black-Scholes Merton valuation model and the following assumptions: fair value of the Company’s common stock of $0.60, $0.33 and $0.36, and $0.51 and $0.36, respectively, per share; terms of 3, 2.92 and 2.42, and 3.0 and 2.67 years, respectively; risk free interest rates of 1.07%, 0.98% and 1.33%, and 1.4% and 1.46%, respectively; and volatility of 53.07%, 54.96% and 54.25%, and 53.63% and 52.58%, respectively.

Upon the restructuring of the January 2008 and April 2008 Debentures on June 30, 2009, the Company concluded that the warrants issued in relation to the New Series A Preferred Stock met the criteria in ASC 815-40-25 and ASC 815-40-15 to be accounted for as an equity instrument because the Company had control to ensure the sufficiency of its authorized shares of common stock. The Company reached this conclusion because the conversion price of the January 2008 and April 2008 Debentures that was subject to adjustment due to price-based anti-dilution provisions was modified to include a floor on the conversion price adjustment as a result of any subsequent equity sales, and therefore the Company was able to conclude that it has a sufficient authorized but unissued number of shares to settle all outstanding contracts requiring settlement in shares.  Due to the change in classification from liability to equity, the Company recorded a reclassification of the fair value as of June 30, 2009 to additional paid in capital of $40 thousand. As of September 30, 2009, the Company continues to conclude that the warrants issued with the New Series A Preferred Stock should be accounted for as equity.

Warrants Issued in Connection with Litigation Settlement

Effective December 5, 2008, the Company entered into a settlement agreement with Kaufman Bros., pursuant to which the Company issued to Kaufman Bros. a warrant to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.75 per share, which warrant has a term of five years. See discussion infra Note 12.

The Company evaluated the terms and conditions of the warrants issued in the settlement under the guidance in ASC 815-40-25 and ASC 815-40-15 to determine whether the warrants should be accounted for as equity or a liability and thereafter adjusted to its respective estimated fair value at each reporting date.

Prior to the restructuring of the January 2008 and April 2008 Debentures on June 30, 2009, the Company concluded that the warrants issued in the settlement did not meet the criteria in ASC 815-40-25 and ASC 815-40-15 at issuance because the Company did not have control to ensure the sufficiency of its authorized shares of common stock and therefore, recorded the estimated value fair value of the warrants of $130 thousand as Warrant and Derivative Liability.  At December 31, 2008, and June 30, 2009, respectively, the estimated fair value of the warrants was revalued to $46 thousand and $47 thousand with the related (credit) debit of ($84) thousand and $1 thousand included in the Company’s statement of operations in settlement expense for the year ended December 31, 2008, and the six months ended June 30, 2009, respectively. The Company determined the estimated fair value of the warrants on December 5 and December 31, 2008, and June 30, 2009, by using the Black-Scholes Merton valuation model and the following assumptions: fair value of the Company’s common stock of $0.60, $0.33, and $0.36, respectively, per share; terms of 5 years, 4.92, and 4.42 years, respectively; risk free interest rates of 1.67%, 1.53%, and 2.28%, respectively; and volatility of 56.16%, 56.74%, and 54.68%, respectively.

Upon the restructuring of the January 2008 and April 2008 Debentures on June 30, 2009, the Company concluded that the warrants issued in relation to the litigation settlement met the criteria in ASC 815-40-25 and ASC 815-40-15 to be accounted for as an equity instrument because the Company had control to ensure the sufficiency of its authorized shares of common stock. The Company reached this conclusion because the conversion price of the January 2008 and April 2008 Debentures that was subject to adjustment due to price-based anti-dilution provisions was modified to include a floor on the conversion price adjustment as a result of any subsequent equity sales, and therefore the Company was able to conclude that it has a sufficient authorized but unissued number of shares to settle all outstanding contracts requiring settlement in shares.  Due to the change in classification from liability to equity, the Company recorded a reclassification of the fair value as of June 30, 2009, to additional paid in capital of $47 thousand. As of September 30, 2009, the Company continues to conclude that the warrants issued with the litigation settlement should be accounted for as equity.

Warrants Issued in Connection with Consulting Agreement

Effective March 2, 2009, the Company entered into a consulting agreement with Salzwedel Financial Communications, Inc., pursuant to which the Company issued a warrant to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.01 per share, which warrant has a term of five years.

The Company evaluated the terms and conditions of the warrants issued in relation to the consulting agreement under the guidance in ASC 815-40-25 and ASC 815-40-15 to determine whether the warrants should be accounted for as equity or a liability and thereafter adjusted to its respective estimated fair value at each reporting date.

Prior to the restructuring of the January 2008 and April 2008 Debentures on June 30, 2009, the Company concluded that the warrant issued in relation to the consulting agreement did not meet the criteria in ASC 815-40-25 and ASC 815-40-15 at issuance because the Company did not have control to ensure the sufficiency of its authorized shares of common stock and therefore, recorded the estimated value fair value of the warrants of $1,001 thousand as Warrant and Derivative Liability.  At June 30, 2009, the estimated fair value of the warrants was revalued to $702 thousand with the related credit of $299 thousand included in the Company’s statement of operations in investor relations expense for the six months ended June 30, 2009. The Company determined the estimated fair value of the warrants on March 2 and June 30, 2009, by using the Black-Scholes Merton valuation model and the following assumptions: fair value of the Company’s common stock of $0.51 and $0.36, respectively, per share; terms of 5 years and 4.67 years, respectively; risk free interest rates of 1.86% and 2.39%, respectively; and volatility of 56.68% and 54.64%, respectively.

Upon the restructuring of the January 2008 and April 2008 Debentures on June 30, 2009, the Company concluded that the warrants issued in relation to the consulting agreement met the criteria in ASC 815-40-25 and ASC 815-40-15 to be accounted for as an equity instrument because the Company had control to ensure the sufficiency of its authorized shares of common stock. The Company reached this conclusion because the conversion price of the January 2008 and April 2008 Debentures that was subject to adjustment due to price-based anti-dilution provisions was modified to include a floor on the conversion price adjustment as a result of any subsequent equity sales, and therefore the Company was able to conclude that it has a sufficient authorized but unissued number of shares to settle all outstanding contracts requiring settlement in shares.  Due to the change in classification from liability to equity, the Company recorded a reclassification of the fair value as of June 30, 2009 to additional paid in capital of $702 thousand. As of September 30, 2009, the Company continues to conclude that the warrants issued with the consulting agreement should be accounted for as equity.

The following is a summary of the movement related to embedded derivatives and warrant liabilities during the nine months ended September 30, 2009 (in thousands):

	Embedded derivatives	Warrant liabilities	Total

Balance as of December 31, 2008	$16	$92	$108

Fair value of warrant liabilities issued with Other Notes Payable and Notes Payable to Related Parties		120	120
Fair value of warrant liabilities issued with New Series A Preferred warrants		1	1
Fair value of warrant liabilities issued with consulting agreement		1,001	1,001
Fair value of embedded derivatives issued with 10% Senior Secured Debentures	45		45
Change in marked-to-market value of 6% convertible notes payable	(2)		(2)
Change in marked-to-market value of January 2008 Debentures	86		86
Change in marked-to-market value of April 2008 Debentures	150		150
Change in marked-to-market value of January 2008 warrants		(—)	(—)
Change in marked-to-market value of April 2008 warrants		(3)	(3)
Change in marked-to-market value of Other Notes Payable and Notes Payable to Related Parties warrants		(112)	(112)
Change in marked-to-market value of New Series A Preferred warrants		(2)	(2)
Change in marked-to-market value of litigation settlement warrants		1	1
Change in marked-to-market value of consulting agreement warrants		(299)	(299)
Reclassification to additional paid in capital upon restructuring of January and April Debentures	(2)	(799)	(801)

Balance as of September 30, 2009	$293	$—	$293

7. Notes Payable to Related Parties

The Company previously entered into a series of unsecured loan transactions with relatives of Daniel J.A. Kolke, its executive chairman, chief executive officer, acting chief financial officer, and chief technology officer.  On December 30, 2007, in connection with settlement of these loans, the Company entered into three unsecured promissory notes with an aggregate original principal amount of $816 thousand, each of which will become collateralized by certain presently unidentified assets of the Company if and when Daniel J.A. Kolke is no longer an employee of the Company nor a member of its board of directors.  Such security interest, if granted, would be subordinated to any and all bank debt or convertible corporate debt.  These three notes are outstanding and in default in an aggregate balance of $685 thousand as of September 30, 2009.  No demands for payment have been made as of the date of this report and the default has been waived through the nine months ended September 30, 2009.

During the quarter ended March 31, 2009, the Company issued an unsecured promissory note with one of its directors, in the principal amount of $100,000, with a maturity date of October 31, 2009, and an interest rate of ten percent per annum.  In connection with this promissory note, the Company also issued to that director warrants to purchase 133,333 shares of common stock of the Company with an exercise price of $0.75 per share and a term of three years.

8. Notes Payable

On March 19, 2009, the Company issued an unsecured note of $88 thousand for an accounts payable balance. The note bears interest of 11% and is due on April 1, 2010, with payment terms of $15 thousand on issuance of the note, and monthly payments of $6 thousand beginning May 1, 2009 with a final payment on March 20, 2010. Interest expense was $3 thousand for the nine months ended September 30, 2009.

9. Equity

Preferred Stock

During the nine months ended September 30, 2009, the Company sold 10,000 shares of its New Series A Preferred Stock at $0.75 per share, for an aggregate purchase price of $7.5 thousand, and warrants to purchase 10,000 shares of common stock of the Company, at an exercise price of $0.75 per share, and a three year term.

Common Stock

The Company has issued 24,826,360 shares of common stock from a total of 250,000,000 authorized shares with a par value of $0.01 per share.

On March 2, 2009, the Company entered into a consulting agreement with Salzwedel Financial Communications, Inc. to provide services to the Company for a period of one year.  Compensation payable under that agreement included 1,000,000 shares of the Company’s common stock and a warrant to purchase 2,000,000 shares of the Company’s common stock at a price of $0.01 per share, exercisable through March 14, 2014.

In connection with the issuance of the 10% Senior Secured Debentures, the Company also issued 750,000 shares of common stock.  The Company determined the fair value of these shares of common stock on the date of issuance to be $191 thousand, and recorded a discount on the 10% Senior Secured Debentures that will be amortized as interest expense over the life of the debentures using the interest method.

10. Accounting for Share-Based Compensation

The following table summarizes stock option activity under the Company’s stock option plans (in thousands, except share and per share data):

Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2008	4,086,497	$0.24	8.6	$3,971
Granted	750,000	$0.10
Exercised	(48,736)	$0.05
Canceled	(241,179)	$0.67
Outstanding at September 30, 2009	4,546,582	$0.22	8.07	$3,101
Exercisable at September 30, 2009	1,121,189	$0.31	7.84	$738
Unvested at September 30, 2009	3,425,393	$0.18	8.15	$2,363

Aggregate intrinsic value was determined based upon the closing price of the Company’s common stock price on September 30, 2009, of $0.78 per share.

The amount of cash received as a result of options exercised during the nine months ended September 30, 2009, was $2 thousand. There were no equity instruments granted under share-based payment arrangements and therefore there was no cash used to settle any equity instrument. The Company does not plan to repurchase any shares during the upcoming annual period.

11. Restructuring

As part of its reduction of monthly cash operating expenses during the quarter ended September 30, 2008, and continuing during the year ended December 31, 2008, and the nine months ended September 30, 2009, the Company placed all remaining employees on partial deferrals of salary, ranging from 10% to 100% of base salary and accrued these deferrals.  At September 30, 2009, and as of the date of filing this report, this deferral amount remains unpaid, including amounts due to employees in the Company’s California office who were terminated during the period.

12. Commitments and Contingencies

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

On October 31, 2008, the Company closed its offices in San Mateo, California.  The landlord for these premises filed a complaint claiming damages of $659 thousand and other amounts against the Company’s predecessor Etelos, Incorporated, a Washington corporation (“Etelos —WA”) in the Superior Court of San Mateo County, California (Case No. CIV 479535).  A default judgment was entered for the landlord but the default was set aside because the landlord failed to properly serve either the Company or Etelos-WA. The Company is continuing to defend its position.

On September 18, 2008, the employment of Jeffrey L. Garon as president and chief executive officer of the Company was terminated.  On October 19, 2008, Mr. Garon resigned from the Board of Directors.  Mr. Garon and the Company entered into an Employment Agreement dated August 11, 2007, which provided certain benefits to Mr. Garon in the event of termination of his employment, and granted to the Company certain rights to repurchase shares issued on behalf of Mr. Garon pursuant to his employment agreement, in accordance with a Stock Purchase Agreement dated February 29,2008. On June 22, 2009, the Company filed a demand for Arbitration with the American Arbitration Association [Case No. 74 166 00535 09 LMT] seeking injunctive and other relief, including rescission of the Employment Agreement and the Stock Purchase Agreement that it entered into with Mr. Garon.  The demand includes assertions that Mr. Garon misrepresented his employment qualifications and, inter alia, seeks to recover from Mr. Garon 2,383,333 shares of the Company’s common stock that were issued in connection with his employment.  Mr. Garon has filed a counter-demand against the Company, certain employees of the Company, and members of its Board of Directors seeking declaratory relief, a preliminary injunction, and damages in an amount to be proved at the arbitration.  The Hearing in this matter is scheduled to begin on November 16, 2009.

As part of the reduction of monthly cash operating expenses beginning in the quarter ending September 30, 2008, and continuing after the end of the quarter, the Company placed all employees on partial deferrals of salary, ranging from 10% to 100% of base salary. As of September 30, 2009, and until the filing date of this report, a substantial part of this deferral amount remains unpaid, including amounts due to employees who subsequently were terminated. The $987 thousand of these unpaid salaries were accrued under accrued payroll and related expenses payable as of September 30, 2009. Two former employees have asserted claims with the California Labor Commission for payment of these unpaid amounts and the assertion of other such claims or demands by such employees, or by governmental authorities, is foreseeable.

On September 9, 2009, the Company entered into a Master Agreement with Renovatix Solutions, LLC to market private label marketplaces directly and through resellers.  As part of that Agreement, the Company agreed to issue up to 1 million shares of the Company’s common stock to Renovatix Solutions LLC as bonus compensation for achievement of mutually agreed sales goals, which have not yet been established.

13. Subsequent Events

Under the terms of the securities purchase agreement pursuant to which the 10% Senior Secured Debentures were issued, the parties were obligated to fund their purchases on the Closing Date.  However two purchasers failed to make such payments before September 30, 2009, in the aggregate amount of $500 thousand and that amount was recorded as an other current asset on the accompanying condensed balance sheet.  Subsequent to September 30, 2009, both purchasers have made their payments, in the amounts of $250 thousand each.

On September 4, 2009, the Board of Directors adopted the 2009 Equity Incentive Plan (the “Plan”) and reserved 6 million shares for issuance under the Plan.  On that date the Board also amended certain outstanding Stock Options to reduce the exercise price to the closing price of the Company’s shares on October 2, 2009, and authorized the issuance of 4.725 million options with an exercise price to be set at the closing price of the Company’s shares on October 2, 2009.  The closing price of the Company’s shares on October 2, 2009, was $0.51.  Since the exercise price of the Options was not known until after September 30, 2009, these Options were not repriced or granted until after the end of the quarter.

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

We generally receive a transaction fee or subscription fee for transactions that occur within the Etelos ecosystem either via the Etelos Marketplace™ pursuant to Storefront Operating Agreements, or in third-party branded Marketplaces operated by us pursuant to Marketplace Partner Agreements (sometimes referred to as “an Etelos Marketplace” or, collectively, as “Etelos Marketplaces”).  Most customers in Etelos Marketplaces pay a subscription fee, which we share with Syndication Partners and Marketplace Partners; this revenue share is calculated as a percentage of gross revenues from the sale of subscriptions to Syndication Partner offerings in the Etelos Marketplaces.

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

During the period ended December 31, 2008, we began to implement this shift and, during the periods up to the date of this report, we have entered into new Syndication Partner agreements with ISVs to deliver SaaS-enabled versions of their products and to syndicate those apps for distribution through a number of third party-branded SaaS marketplaces.  In the interim periods, we have launched third party private labeled marketplaces and we have announced agreements to market and launch additional third party private label marketplaces, including to third parties not traditionally regarded as technology providers.  We expect to make further such announcements reflecting this shift during the coming months but we do not have an estimate or projection of how, or when, or if, the benefits, if any, of this shift will be reflected in our operating results.

On September 30, 2009, we issued convertible debentures (the “10% Senior Secured Debentures”) with a principal amount of $2.0 million, warrants to purchase 5,250,000 shares of our common stock, and 750,000 shares of common stock in exchange for $0.8 million in cash and the cancellation of $1.2 million in promissory notes and accrued interest.  Seventy-five percent of the 10% Senior Secured Debentures are held by Enable Capital Management LLC or its affiliates (“Enable Capital”).  Enable Capital beneficially owns more than 10% of the Company’s common stock. Under the terms of the securities purchase agreement pursuant to which the 10% Senior Secured Debentures were issued, subject to the satisfaction of certain covenants and conditions, we have has the right, at any time after December 15, 2009 and before January 15, 2010, to require the purchasers of the 10% Senior Secured Debentures to purchase an aggregate of $1.0 million in additional principal amount of 10% Senior Secured Debentures.  At September 30, 2009, the purchasers of the 10% Senior Secured Debentures executed and delivered all documents in the transaction except for funding of $500,000 which was received subsequent to the period end.

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

Revenue Recognition

We provide Web Applications as a subscription service using the Software-as-a-Service (SaaS) or software-on-demand business model and allow third parties to offer their products and service through Storefronts in an Etelos Marketplace, and to advertise on our web site or in our annual magazine for a fee.  We also license our software under perpetual and term licenses.  Revenues are recognized on these service and licensing transactions using the criteria in ASC 605-10, “Revenue Recognition” (ASC 605-10) and ASC 985-605, “Software Revenue Recognition”, (ASC 985-605) respectively, which both provide that revenue may be recognized when all of the following criteria are met:

•      Persuasive evidence of an arrangement exists,

•      The product or service has been delivered,

•      The fee is fixed or determinable, and

•      Collection of the resulting receivable is reasonably assured or probable.

We must first determine whether ASC 605-10 or ASC 985-605 applies to our revenue transactions.  We than determine if the criteria above have been met by assessing the ASC 605-10 and ASC 985-605 and their various interpretations in view of the agreements and other documentation related to the revenue transactions.  The interpretation of the agreements often requires considerable judgment as well as determining what accounting literature is appropriate and how that literature should be applied.  If our standard agreements are used to establish evidence of the arrangement, then our revenue is generally recognized as follows:

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

Internal Use Software

Under ASC 985-20 “Costs of Software to be Sold, Leased, or Marketed” (ASC 985-20), costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established.  Alternatively, ASC 350-40 “Internal Use Software” (ASC 350-40), applies to software development costs that are not related to software to be sold, licensed, leased or otherwise marketed as a separate product or as part of a product or process and are within the scope of ASC 985-20.  Under ASC 350-40, software development costs incurred for software that is only used internally, including costs incurred to purchase third party software, are capitalized beginning when the Company has determined certain factors are present, including among others, that technology exists to achieve the performance requirements, buy versus internal development decisions have been made, and the Company’s management has authorized the funding for the project.  We must determine whether ASC 985-20 or ASC 350-40 is applicable to our software development costs.  We then must determine when software capitalization should begin and cease and what costs under the applicable standard can be capitalized.  Both of these tasks involves considerable judgment and can result in material different amounts of software being capitalized and have a significant impact on our reported results of operations.  To date, because we plan to license all our software products, we have determined that the provisions of ASC 985-20 should be applied to the cost of our product development.  As products and enhancements have generally reached technological feasibility and have been released for sale at substantially the same time, all research and development costs have been expensed.

Stock-Based Compensation Expense

We have adopted ASC 718-10 using the modified prospective method and therefore have not restated prior periods’ results. Under the fair value recognition provisions of ASC 718-10, we recognize stock-based compensation expense net of an estimated forfeiture rate and therefore only recognize compensation cost for those shares expected to vest over the service period of the award.  Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and the pre-vesting option forfeiture rate. We estimate the expected life of options granted based on historical exercise patterns, which we believe are representative of future behavior. We estimate the volatility of our common stock on the date of grant based on the historical volatility of other publicly traded companies in our industry. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate, as well as the probability that performance conditions that affect the vesting of certain awards will be achieved, and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised, and cancelled. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. Beginning in the quarter ended December 31, 2008, and continuing in the quarter ended September 30, 2009, the global economy has been highly volatile and, during this period, the Company found it necessary to take drastic measures to reduce operating expenses, but the likelihood of success of these efforts cannot be predicted.  Therefore the forfeiture rate in the quarter ended December 31, 2008, was very high.  The forfeiture rate declined substantially during the nine months ended September 30, 2009, but it is not known whether this forfeiture rate will be maintained in the future; management will continue to monitor its estimates.

Accounting for Convertible Notes and Debentures, Embedded Derivatives and Warrants

We evaluate the embedded derivatives included in the debt instruments we issue under the guidance in ASC 815-10 “Derivatives and Hedging” (ASC 815-10) on the issuance date of the debt and on each subsequent reporting date to determine whether such embedded derivatives are clearly and closely related to the debt host.  The purpose of the evaluation is to determine whether the embedded derivatives, which are not clearly and closely related to the debt host, need to be bifurcated from the debt host and accounted for as a derivative at their estimated fair value as a liability or asset at the date of issuance and thereafter, adjusted to estimated fair value with a charge or credit to our statement of operations. ASC 815-10 generally indicates that if the conversion features are (i) indexed to the Company’s capital stock under the guidance in ASC 815-40-15 “Derivatives and Hedging — Contracts in Entity’s Own Equity — Scope and Scope Exceptions” (ASC 815-40-15) and (ii) would be classified as equity if a freestanding derivative under the guidance in ASC 815-40-25 “Derivatives and Hedging — Contracts in Entity’s Own Equity — Recognition” (ASC 815-40-25), then the embedded derivatives need not be bifurcated from the debt host.  We also evaluate the warrants issued with the debt under ASC 815-40-25 to determine whether the proceeds allocated to the warrants or the fair value of the warrants should be recorded as equity or a liability, respectively, and if a liability adjusted to fair value with a charge or credit to our statement of operations. ASC 815-40-25 generally requires, among other factors, that (i) the Company can settle the derivative in cash or its own stock, at its option, (ii) settlement can be made in unregistered shares, and (iii) the Company has sufficient authorized shares to issue shares of its common stock for all equity instruments convertible to or which can be exercised for its capital stock. ASC 815-10 also provides guidance on when put and call features included in a debt host agreement are not clearly and closely related to the debt host and must be bifurcated and recorded as liability.  The guidance in ASC 815-10 is complex and it has many interpretations.  Accordingly, we must use judgment to apply and interpret this guidance as well as ensure we have applied the correct guidance.

If the embedded derivatives or warrants must be recorded as a liability, then we must make certain assumptions to value the embedded derivative.  This includes computing the discounted net present value of the debt and making assumptions about interest rates, probabilities of outcomes, volatility, fair value of the Company’s stock prior to its merger with Tripath, and discount rates.  The discount factor is the Company’s estimate of the appropriate rate of return that an investor would expect from a similar debenture not taking into consideration the conversion feature or warrants.  All of these assumptions have a material impact on the value attributed to the derivative or warrant.

Our analysis and judgment may vary from quarter to quarter and changes in estimates may result in significant increases or decreases in expenses.  Moreover, because of the relative size of our operations and the number of stock options and derivative instruments we have issued, income and expenses associated with changes in the value of outstanding derivative securities historically have had an overshadowing impact on our financial results.  Consequently, our net income or loss for any particular period may not be indicative of the Company’s performance for that period as a result of the application of such accounting rules, and therefore should not be relied upon by any person as an accurate depiction of the true financial condition of the Company.

Results of Operations

Three Months Ended September 30, 2009, Compared with Three Months Ended September 30, 2008

Revenues

Revenues were $5 thousand and $10 thousand for the quarters ended September 30, 2009 and 2008, respectively. Revenues decreased by $5 thousand, or 50 percent, in the three months ended September 30, 2009, compared to the same period in 2008.  This decrease was due to our focus on the implementation of longer-term projects without immediate cash flow.  In the year ended December 31, 2008, and to the date of this report, we also experienced a significant decline in sales of our customer resource management product, which had been introduced in mid-2007.

Cost of Revenue

Cost of revenue includes our costs of hardware, software and other resources used in delivery of our products and services. Cost of revenue was $74 thousand and $211 thousand for the quarters ended September 30, 2009 and 2008, respectively. Cost of revenue for the three months ended September 30, 2009, decreased by $137 thousand, or by 65 percent.  The decrease in cost of revenue from 2008 to 2009 was primarily attributable to the decreased costs of hosting and Internet bandwidth associated with the deployment of our products and services. Stated as a percentage of revenues, cost of revenue for the three months ended September 30, 2009, was 1480 percent and for the corresponding period of 2008 was 2110 percent.

Operating Expenses

Research and Development.  Research and development expenses include primarily employee and employee related expenses. Research and development expenses were $209 thousand and $844 thousand for the quarters ended September 30, 2009 and 2008, respectively. Stated as a percentage of revenues, research and development expenses for the corresponding periods were 4,180 percent and 8,440 percent, respectively. Research and development expenses decreased by $635 thousand or by 75 percent, in the three months ended September 30, 2009, compared to the same period in 2008.  This decrease was primarily due to decreased salary and benefits expenses for fewer engineers engaged in research and development.

Sales and Marketing Expenses.  Sales and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel and travel, advertising, promotions, trade shows, seminars, and other programs. Sales and marketing expenses were $132 thousand and $514 thousand for the quarters ended September 30, 2009 and 2008, respectively. The $382 thousand, or 74 percent decrease in sales and marketing expenses was due to reduced headcount and decreased activities of sales and marketing following the restructuring begun in the quarter ended December 31, 2008.  Stated as a percentage of revenues, sales and marketing expenses for the corresponding periods was 2,640 percent and 5,140 percent, respectively.

General and Administrative.  General and administrative expenses include payroll and related employee benefits, and other headcount-related costs associated with finance, facilities, legal and other administrative expenses. General and administrative expenses were $312 thousand and $529 thousand for the quarters ended September 30, 2009 and 2008, respectively. The $217 thousand, or 41 percent, decrease in general and administrative expense was primarily attributable to decreased hiring of accounting, administrative, legal, and compliance personnel and much less use of consultants and temporary personnel.  Stated as a percentage of revenues, general and administrative expense for the corresponding periods was 6,240 percent and 5,290 percent, respectively.

Interest Income (Expense)

Interest expense was $(205) thousand for the three months ended September 30, 2009, compared to income of $3,739 thousand for the comparable period of 2008, and consists primarily of interest expense on convertible notes and debentures, amortization of discounts on convertible notes and debentures, and the change in mark to market valuation of derivative and warrant liabilities. The decrease of $3.9 million in interest expense from 2008 to 2009 related to the $4.2 million change in the mark to market valuation of derivative and warrant liabilities primarily due to the decrease in the Company’s stock price at September 30, 2008 from June 30, 2008, while there was no comparable significant movement in the Company’s stock price at September 30, 2009 from June 30, 2009.

Net Income (Loss)

Our net loss was $(1.2) million for the quarter ending September 30, 2009, compared to net income of $1.7 million for the quarter ending September 30, 2008, a decrease in net income of $2.9 million.  The decrease in net income from 2008 to 2009 was primarily due to the $4.2 million change in the mark to market valuation of derivative and warrant liabilities primarily due to the decrease in the Company’s stock price at September 30, 2008 from June 30, 2008, offset by a loss on the cancellation of promissory notes in exchange for 10% Senior Secured Debentures on September 30, 2009 of $0.3 million, and a decrease in operating expenses of $1.2 million as noted above.

Nine Months Ended September 30, 2009, Compared with Nine Months Ended September 30, 2008

Revenues

Revenues were $131 thousand and $55 thousand for the periods ended September 30, 2009 and 2008, respectively. Revenues increased by $76 thousand, or 138 percent, in the nine months ended September 30, 2009, compared to the same period in 2008. This increase was due to our temporary focus on short term consulting projects with immediate cash flow.  In the year ended December 31, 2008, and to the date of this report, we also experienced a significant decline in sales of our customer resource management product, which had been introduced in mid-2007.

Cost of Revenue

Cost of revenue includes our costs of hardware, software and other resources used in delivery of our products and services. Cost of revenue was $246 thousand and $459 thousand for the periods ended September 30, 2009 and 2008, respectively. Cost of revenue for the nine months ended September 30, 2009, decreased by $213 thousand, or by 46 percent.  The decrease in cost of revenue from 2008 to 2009 was primarily attributable to the decreased costs of hosting and Internet bandwidth associated with the deployment of our products and services. Stated as a percentage of revenues, cost of revenue for the nine months ended September 30, 2009, was 188 percent and for the corresponding period of 2008 was 835 percent.

Operating Expenses

Research and Development.  Research and development expenses include primarily employee and employee related expenses. Research and development expenses were $1.4 million and $3.3 million for the nine months periods ended September 30, 2009 and 2008, respectively. Stated as a percentage of revenues, research and development expenses for the corresponding periods were 1,066 percent and 6,036 percent, respectively. Research and development expenses decreased by $1.9 million or 58 percent, in the nine months ended September 30, 2009, compared to the same period in 2008.  This decrease was primarily due to decreased salary and benefits expenses for fewer engineers engaged in research and development.

Sales and Marketing Expenses.  Sales and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel and travel, advertising, promotions, trade shows, seminars, and other programs. Sales and marketing expenses were $877 thousand and $1,315 thousand for the nine months periods ended September 30, 2009 and 2008, respectively. The $438 thousand, or 33 percent, decrease in sales and marketing expenses was due to reduced headcount and decreased sales and marketing activities following the restructuring begun in the quarter ended December 31, 2008. Stated as a percentage of revenues, sales and marketing expenses for the corresponding periods are 669 percent and 2,391 percent, respectively.

General and Administrative.  General and administrative expenses include payroll and related employee benefits, and other headcount-related costs associated with finance, facilities, legal and other administrative expenses. General and administrative expenses were $1377 thousand and $1629 thousand for the periods ended September 30, 2009 and 2008, respectively. The $252 thousand, or 15 percent, decrease in general and administrative expense was primarily attributable to decreased hiring of accounting, administrative, legal, and compliance personnel and less use of consultants and temporary personnel.  Stated as a percentage of revenues, general and administrative expenses for the corresponding periods were 1,051 percent and 2,962 percent, respectively.

Interest Expense

Interest expense was $686 thousand for the nine months ended September 30, 2009, compared to $2,026 thousand for the comparable period of 2008, and consists primarily of interest expense on convertible notes and debentures, amortization of discounts on convertible notes and debentures, and changes in the mark to market valuation of derivative and warrant liabilities. The decrease of $1.3 million in interest expense from 2008 to 2009 related primarily to a non recurring expense in April 2008 of $1.0 million related to the beneficial conversion of interest conversion.

Net Loss

Our net loss was $4.7 million and $22.2 million for the nine months periods ended September 30, 2009 and 2008, respectively, a decrease of $17.5 million, or 79 percent.  The decrease in net loss from 2008 to 2009 was primarily due to non recurring merger related costs of $13.4 million that occurred in the quarter ended June 30, 2008, to the decrease in operating expenses of $2.9 million as noted above, and to a non recurring expense in 2008 of $1.0 million related to the beneficial conversion of interest conversion.

Liquidity and Capital Resources

On September 30, 2009, we had $287 thousand in cash and cash equivalents, net accounts receivable of $4 thousand, and prepaid expenses and other current assets and other receivables of $509 thousand.  Our working capital deficit at September 30, 2009, was $4.8 million, compared to a deficit of $10.3 million at December 31, 2008. The decrease in working capital deficit was due to the reclassification of the January 2008 and April 2008 Debentures from short term to long term debt due to the restructuring of the debentures on June 30, 2009, and further discussed in “Note 6 Convertible Notes and Debentures and Embedded Derivative and Warrant Liability” in our financial statements included in this report.

Net cash used by operating activities during the nine months ended September 30, 2009, was $1,258 thousand, compared to $6.4 million during the nine months ended September 30, 2008. The primary use of cash from operating activities during the nine months ended September 30, 2009, was related to payment of expenses relating to accounting and compliance.

Investing activities did not provide any cash during the nine months ended September 30, 2009.  At that date we did not have any significant commitments for capital expenditures.

Net cash provided by financing activities during the nine months ended September 30, 2009, was $1,538 thousand, primarily from the issuance of various promissory notes and the 10% Senior Secured Debentures. See “ — Recent Developments” above.

At September 30, 2009, we had an other receivable of $500 thousand related to the sale of our 10% Senior Secured Debentures, which was collected subsequent to the end of the quarter.  We also have a right to require purchasers of our 10% Senior Secured Debentures to purchase up to $1 million of additional debentures, subject to certain conditions.

We need immediate and substantial cash to continue our operations. Management has projected that the combination of cash on hand and proceeds from our other receivable of $500 thousand and further investment of $1 million will be sufficient to allow us to continue our operations only through June 2010. If cash reserves are not sufficient to sustain operations, then we plan to raise additional capital by selling shares of our capital stock or other securities.  However, there are no commitments or arrangements for future financings in place at this time and we can give no assurance that such capital will be available on favorable terms, or at all.  We may need additional financing thereafter until we can achieve profitability. We are considering alternatives to address our cash flow situation that include: (1) raising capital through additional sale of our common stock and/or debentures and (2) reducing cash operating expenses to levels that are in line with current revenues.  If we cannot obtain additional financing, then we may be forced to curtail our operations, cease voluntarily filing reports with the SEC, or possibly be forced to evaluate a sale or liquidation of our assets or consider other strategic alternatives such as bankruptcy.  Even if we are successful in raising additional funds, there is no assurance regarding the terms of any additional investment and any such investment or other strategic alternative would likely substantially dilute or eliminate the interests of our stockholders.

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

10% Senior Secured Debentures

See “ — Recent Developments” above.

Operating and Capital Leases

We have non-cancelable leases for corporate facilities and equipment.  Rent expense under the leases totaled $10 thousand and $126 thousand for the nine months ended September 30, 2009 and 2008, respectively.  Future minimum rental payments required under non-cancelable leases are as follows for the twelve months ended December 31:

	Operating Leases	Capital Leases

2010	—	13
2011	—	13
2012	—	2
Total minimum lease payments	$—	$28
Less: amount representing interest		(6)
Present value of minimum lease payments		22
Less: current portion of capital lease obligations		(9)
Long-term capital lease obligations		$13

On October 31, 2008, the Company closed its offices in San Mateo, California.  The landlord for these premises filed a complaint claiming damages of $659 thousand and other amounts against the Company’s predecessor Etelos, Incorporated, a Washington corporation (“Etelos —WA”) in the Superior Court of San Mateo County, California (Case No. CIV 479535).  A default judgment was entered for the landlord but the default was set aside because the landlord failed to properly serve either the Company or Etelos-WA. The Company is continuing to defend its position.

The landlord for the Renton, Washington location has notified us that we are in default of the sublease but has not yet filed any claim against us, but the assertion of such a claim, and the need for us to defend such a claim, is foreseeable.

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of the period ended September 30, 2009.

Going Concern Issue

We remain dependent on outside sources of funding until our results of operations provide positive cash flows.  Our independent auditors issued a going concern explanatory paragraph in their report dated April 24, 2009. With our current level of funding, substantial doubt exists about our ability to continue as a going concern.

During the quarter ended September 30, 2009, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt raised from qualified investors.

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

We have supported current operations by raising additional operating cash through bridge loans and the private sale of our convertible debentures and preferred stock.  This has provided us with the cash inflows to continue our business plan, but has not resulted in significant improvement in our financial position. We are considering alternatives to address our cash flow situation that include raising capital through additional sale of our common stock and/or debentures.

This could result in substantial dilution of existing stockholders. There can be no assurance that our current financial position can be improved, that we can raise additional working capital, or that we can achieve positive cash flows from operations. Our long-term viability as a going concern is dependent upon our ability to (i) locate sources of debt or equity funding to meet current commitments and near-term future requirements and (ii) achieve profitability and ultimately generate sufficient cash flow from operations to sustain our continuing operations.

Recent Accounting Pronouncements

During the third quarter of 2009, the Company adopted the new Accounting Standards Codification (“ASC”) as issued by FASB.  The ASC has become the authoritative source of US GAAP recognized by FASB to be applied by non-governmental entities.  The ASC is not intended to amend or change US GAAP.  The adoption of the ASC did not have a material impact on the Company’s financial statements.

In October 2009, the FASB issued new accounting guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The accounting guidance will be applied prospectively and will become effective for the Company during the first quarter of fiscal 2011. Early adoption is allowed. The Company is currently evaluating the impact of this accounting guidance on its financial statements.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009, the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2009, because of certain material weaknesses in our internal control over financial reporting.

Because of these weaknesses, we cannot provide reasonable assurances that all information required to be disclosed in our reports filed with the SEC will be accumulated and communicated to our management to allow for timely decisions regarding required disclosure.  Please see the internal control over financial reporting discussion in our Form 10-K that we filed with the SEC on April 29, 2009 for more information regarding the weaknesses in our internal control over financial reporting.

Furthermore, due to the resignation of our vice president and chief financial officer, and the lack of a replacement at this time, we are unable to assure that we have adequate and appropriate controls in place, or that the controls that we do have in place are being managed appropriately.  We will attempt to engage additional appropriate professionals to evaluate and manage our controls as soon as financial resources permit, but there is no assurance when, or if, that will be possible in the foreseeable future.

Changes In Internal Controls Over Financial Reporting.

No changes were made in our internal control over financial reporting or disclosure controls or both, (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our last fiscal quarter that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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

On October 31, 2008, the Company closed its offices in San Mateo, California.  The landlord for these premises filed a complaint claiming damages of $659 thousand and other amounts against the Company’s predecessor Etelos, Incorporated, a Washington corporation (“Etelos —WA”) in the Superior Court of San Mateo County, California (Case No. CIV 479535).  A default judgment was entered for the landlord but the default was set aside because the landlord failed to properly serve either the Company or Etelos-WA. The Company is continuing to defend its position.

On September 18, 2008, the employment of Jeffrey L. Garon as president and chief executive officer of the Company was terminated.  On October 19, 2008, Mr. Garon resigned from the Board of Directors.  Mr. Garon and the Company entered into an Employment Agreement dated August 11, 2007, which provided certain benefits to Mr. Garon in the event of termination of his employment, and granted to the Company certain rights to repurchase shares issued on behalf of Mr. Garon pursuant to his employment agreement, in accordance with a Stock Purchase Agreement dated February 29,2008. On June 22, 2009, the Company filed a demand for Arbitration with the American Arbitration Association [Case No. 74 166 00535 09 LMT] seeking injunctive and other relief, including rescission of the Employment Agreement and the Stock Purchase Agreement that it entered into with Mr. Garon.  The demand includes assertions that Mr. Garon misrepresented his employment qualifications and, inter alia, seeks to recover from Mr. Garon 2,383,333 shares of the Company’s common stock that were issued in connection with his employment.  Mr. Garon has filed a counter-demand against the Company, certain employees of the Company, and members of its Board of Directors seeking declaratory relief, a preliminary injunction, and damages in an amount to be proved at the arbitration.  The Hearing in this matter commenced on November 16, 2009.

As part of our reduction of monthly cash operating expenses during the quarter ending September 30, 2008, and continuing after the end of the quarter, we placed all employees on partial deferrals of salary, ranging from 10% to 100% of base salary.  At the end of the quarter, until the date of this filing, a substantial part of this deferral amount remains unpaid, including amounts due to employees who subsequently were terminated; the amount of accrued payroll and related expenses payable is $987 thousand, as of the nine months ended September 30, 2009.  Two former employees have asserted claims with the California Labor Commission for payment of these unpaid amounts and the assertion of other such claims or demands by such employees, or by governmental authorities, is foreseeable.

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

Our current cash will fund our business as currently planned only through June 2010. We need additional funding or we will be forced to curtail or cease operations.

We need immediate and substantial cash to continue our operations. We currently have no funding commitments, beyond the additional $1 million that we have the right to call in the period from December 15, 2009 through January 15, 2010, under the terms of the securities purchase agreement pursuant to which the 10% Senior Secured Debentures were issued.  Based upon the $500 thousand subsequently received in the period after the nine months ended September 30, 2009, and the $1 million commitment, Management has projected that cash on hand will be sufficient to allow us to continue our operations only through June 2010.  Since August 2008, all remaining employees have been on deferred salary, ranging from 10% to 100% of base salary; although some payments have been made to these employees from time to time during this period, these employees are owed $987 thousand in accrued salary and related expenses as of the nine months ended September 30, 2009, and there is no assurance that any of these employees will be able to continue to work for us on this arrangement.  We also need to negotiate payment plans for certain trade payables and there is a risk that trade creditors will not accept deferred payment and exercise other remedies to collect balances due and owing. We therefore will need additional funding, either through equity or debt financings, or we will be forced to curtail or cease operations or consider other strategic alternatives such as bankruptcy.

If our business model is not successful, or if we are unable to generate sufficient revenue to offset our start-up expenditures, then we may not become profitable and you may lose your entire investment in our company.

We incurred a net loss of $4.7 million for the nine months ended September 30, 2009, and $22.2 million for the nine months ended September 30, 2008, and have an accumulated deficit of $34.5 million at September 30, 2009.  We cannot assure you that our future planned operations will be implemented successfully or that we will ever have profits.  Furthermore, we are experiencing the initial costs and uncertainties of a young operating company, including start-up expenditures, unforeseen costs and difficulties, complications, and delays, all of which must be resolved and/or paid without the benefit of a predictable revenue stream.  We cannot be sure that we will be successful in meeting these challenges and addressing these risks and uncertainties.  If we are unable to do so, then we may be required to scale back our business, sell or license some or all of our technology or assets, or curtail or cease operations.

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

Although we have periodically shown profits due to mark-to-market accounting anomalies related to warrant liability and embedded derivatives, we have never been profitable from operations on a quarterly or annual basis since our formation. Our operations resulted in a net loss of $4.7 million for the nine months ended September 30, 2009, and $22.2 million for the nine months ended September 30, 2008. As of September 30, 2009, our accumulated deficit was $34.5 million.  We expect to make significant future expenditures related to the development and expansion of our business. In addition, as a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. As a result of these increased expenditures, we will have to generate and sustain increased revenue to achieve and maintain future profitability.  While our revenue has grown somewhat in recent periods, that growth has not been significant and future revenue growth may not be sustainable and we may not achieve sufficient revenue to achieve or maintain profitability. We have incurred and may continue to incur significant losses in the future for a number of reasons, including due to the other risks described in this report, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses for the foreseeable future.

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

We have decreased our number of full-time employees from 32 at September 30, 2008, to 11 as of September 30, 2009.  All of these remaining employees are on deferred salary, ranging from 10% to 100% of base salary, and there is no assurance that any of these personnel will be able to continue to work on this payment arrangement. As of the nine months ended September 30, 2009, accrued salary and related expenses owed to employees was $987 thousand.  Our operating plan has placed, and our anticipated growth plan is expected to continue to place, a significant strain on our very limited managerial, administrative, operational, financial, and other resources, compounded by these recent reductions in headcount. Although we will be required to continue to improve our operational, financial, and management controls and our reporting procedures it is clear that we may not be able to do so effectively and may not be able to recruit or retain adequate, qualified personnel to meet our operating demands. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or operating expenses in any particular quarter.

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

Subsequent to the termination of our former Chief Executive Officer, we significantly and materially reduced our management team and have not hired replacements for the management team in the positions of Vice President and Chief Financial Officer, Vice President — Marketing, Vice President Corporate Development, and Vice President — Human Resources, as well as several other Director-level positions, primarily in non-technical positions throughout the Company.  We did not fill these positions in the period ending September 30, 2009, and we have not filled any of these positions to the date of this report.

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

On October 31, 2008, the Company closed its offices in San Mateo, California.  The landlord for these premises filed a complaint claiming damages of $659 thousand and other amounts against the Company’s predecessor Etelos, Incorporated, a Washington corporation (“Etelos —WA”) in the Superior Court of San Mateo County, California (Case No. CIV 479535).  A default judgment was entered for the landlord but the default was set aside because the landlord failed to properly serve either the Company or Etelos-WA. The Company is continuing to defend its position.

On September 18, 2008, the employment of Jeffrey L. Garon as president and chief executive officer of the Company was terminated.  On October 19, 2008, Mr. Garon resigned from the Board of Directors.  Mr. Garon and the Company entered into an Employment Agreement dated August 11, 2007, which provided certain benefits to Mr. Garon in the event of termination of his employment, and granted to the Company certain rights to repurchase shares issued on behalf of Mr. Garon pursuant to his employment agreement, in accordance with a Stock Purchase Agreement dated February 29,2008. On June 22, 2009, the Company filed a demand for Arbitration with the American Arbitration Association [Case No. 74 166 00535 09 LMT] seeking injunctive and other relief, including rescission of the Employment Agreement and the Stock Purchase Agreement that it entered into with Mr. Garon.  The demand includes assertions that Mr. Garon misrepresented his employment qualifications and, inter alia, seeks to recover from Mr. Garon 2,383,333 shares of the Company’s common stock that were issued in connection with his employment.  Mr. Garon has filed a counter-demand against the Company, certain employees of the Company, and members of its Board of Directors seeking declaratory relief, a preliminary injunction, and damages in an amount to be proved at the arbitration.  The Hearing in this matter is scheduled to begin on November 16, 2009.

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

As part of our reduction of monthly cash operating expenses during the quarter ended December 31, 2008, and continuing after the end of the quarter ended September 30, 2009, and to the filing date of this report, we placed all employees on partial deferrals of salary, ranging from 10% to 100% of base salary.  At the end of the quarter, until the filing date of this report, this deferral amount remains unpaid, including amounts due to employees who subsequently were terminated. Two former employees have asserted claims with the California Labor Commission for payment of these unpaid amounts and the assertion of such claims or demands by such employees, or by other governmental authorities, is foreseeable.

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

As of September 30, 2009, our officers, directors, and affiliates beneficially own approximately 72 percent of our common stock and 60 percent of our preferred stock. As a result, if they act together, they are able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions, including business combinations. This concentration could also have the effect of delaying or preventing a change in control that could otherwise be beneficial to our stockholders. The interests of our officers, directors, and affiliates may differ from other stockholders. Furthermore, the current ratios of ownership of our common stock reduce the public float and liquidity of our common stock, which can in turn affect the market price of our common stock.

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

Actual sales or the prospect of future sales of shares of our common stock pursuant to a prospectus or under Rule 144 may have a depressive effect upon the price of, and market for, our common stock.  As of September 30, 2009, 24,826,360 shares of our common stock were issued and outstanding, of which 18,017,624 are “restricted securities” and under some circumstances may, in the future, be under a registration under the Securities Act or in compliance with Rule 144 adopted under the Securities Act.  In general, under Rule 144, subject to the satisfaction of other conditions, a person who has beneficially owned restricted shares of common stock for at least one year is entitled to sell, within any three month period, a number of shares that does not exceed the greater of 1 percent of the total number of outstanding shares of the same class; or if the common stock is quoted on NASDAQ or a stock exchange, the average weekly trading volume during the four calendar weeks immediately preceding the sale.  We cannot predict what effect, if any, that sales of shares of common stock, or the availability of these shares for sale, will have on the market prices prevailing from time to time.  Nevertheless, the possibility that substantial amounts of common stock may be sold in the public market may adversely effect prevailing prices for our common stock and could impair our ability to raise capital in the future through the sale of equity securities.

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

In addition, in connection with our January 2008 and April 2008 Debentures and 10% Senior Secured Debentures, in the aggregate, we owe a total of $8.3 million principal amount of these convertible debentures, convertible into 8,690,695 shares of our common stock, and warrants to purchase an additional 5,861,111 shares of our common stock. The conversion or exercise into our common stock could result in a substantial increase in the number of shares in our public float.  Depending upon market liquidity at the time a resale of our common stock is made by the investors in such private placements, such sale could cause the trading price of our common stock to decline.  In addition, the sale of a substantial number of shares of our common stock, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

We have significant indebtedness and agreed to certain restrictions in connection with the debentures may impair our ability to issue additional debt or equity.

We have incurred $8.3 million of long term convertible debt, including $6.3 million in principal amount of indebtedness as a result of the issuance of our January 2008 and April 2008 Debentures, and $2.0 million in principal amount of indebtedness as a result of the issuance of our 10% Senior Secured Debentures. Our January 2008 and April 2008 Debentures and 10% Senior Secured Debentures impose significant covenants on us, some of which may impair our ability to issue additional debt or equity, if necessary.

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

Our January 2008 and April 2008 Debentures and 10% Senior Secured Debentures and the related warrants contain provisions that will require us to reduce the conversion price and exercise price, as the case may be, if we issue additional securities while such debentures or warrants are outstanding which contain purchase prices, conversion prices or exercise prices less than the conversion price of our January 2008 or April 2008 Debentures or 10% Senior Secured Debentures and or the exercise price of the warrants.  If this were to occur, current investors, other than the investors in our recent private placements, would sustain material dilution in their ownership interest.

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

ETELOS, INC.

/s/ Daniel J.A. Kolke
Date: November 19, 2009	Daniel J.A. Kolke, Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description
4.1 (1)	Form of 10% Senior Secured Debenture issued in connection with September 2009 financing
4.2 (2)	Form of Warrant issued in connection with September 2009 financing, with an exercise price of $0.60 per share
4.3 (1)	Form of Warrant issued in connection with September 2009 financing with an exercise price of $0.01 per share
10.1(1)	Securities Purchase Agreement dated September 29, 2009
10.2(1)	Security Agreement dated September 29, 2009
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this report
**	Furnished with this Report
(1)	Incorporated by reference to the Registrant’s Form 8-K filed on September 30, 2009.
(2)	Incorporated by reference to the Registrant’s Form 8-K filed on July 1, 2009