Form 10-K
period 2009-12-31
ETELOS, INC.
filed 2010-03-17
CIK 1045739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 000-51995

ETELOS, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0407364
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

26828 Maple Valley Highway-#297
Maple Valley, WA	98038
(Address of principal executive offices)	(Zip Code)

(425) 458-4510

Registrant’s telephone number

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, Par Value $0.01

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ..    Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐  Yes   ☐   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the shares of common stock held by non-affiliates of the issuer, based upon the closing price of the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter as reported on the OTC Bulletin Board ($0.36 per share), was approximately $2.16 million.  Shares of common stock held by each executive officer and director and by each person who owned 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.  The determination of who was a 10% stockholder and the number of shares held by such person is based on Schedule 13D, Schedule 13G, and Form 4 filings with the Securities and Exchange Commission as of June 30, 2009.

As of March 16, 2010, there were 23,939,810 shares of the issuer’s common stock outstanding and 743,333 shares of the issuer’s New Series A Preferred stock outstanding.

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

For the Year Ended December 31, 2009

i

FORWARD LOOKING STATEMENTS

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

•                                          market acceptance and market demand for our products and services;

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

•                                          acquisitions, business combinations, strategic partnerships, divestures, and other significant transactions may involve additional uncertainties; and

•                                          our ability to maintain and execute a successful business strategy.

Other risks and uncertainties include those outlined in risk factors detailed in this report and our other SEC filings.  You should consider carefully the statements under “Item 1A. Risk Factors” in Part I and other sections of this report, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect our business, operating results and financial condition.  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements.

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

We have developed products for Web Applications, which include open standards-based tools for Web developers, businesses and individual users such as the Etelos Application ServerTM (EASTM) and the Etelos Development EnvironmentTM (EDETM).  EAS and EDE support many common programming languages and also support our English Application Scripting Engine (EASETM), a simple-to-use open standards-based scripting language we developed.  In order to support broader adoption of our products, EASE and other components of the EDE are made available to developers at market appropriate pricing.  This is done to support the development of new Web Applications and the migration of existing Web Applications into the Etelos ecosystem where there are tools and other support mechanisms for the marketing, distribution, and support of these applications.

Our business model focuses on the sales and operation of private-label Web application marketplaces, including provision of the professional services required to develop, deploy and operate such marketplaces, and the launch of offerings of the Etelos Platform SuiteTM.   The Etelos Platform Suite is designed to allow Independent Software Vendors (ISVs) to implement a SaaS delivery version of their existing applications, whether or not those applications are already Web Applications, and to syndicate the offering of those applications through multiple private label marketplaces. In these difficult economic times, we believe that a variety of ISVs will have applications that they need to move to the Web for lower cost implementation, easier, simpler scalability, and broader distribution.  The Etelos Platform Suite also enables Marketplace Partners, including non-technology businesses, to have their own private label marketplaces and tools to offer SaaS Web Applications to better serve their customers in multiple distribution channels.

Although we have long enabled applications to be distributed via the Web, we believe that our shift away from a direct marketing focus to providing professional services and tools to ISVs will have four major benefits for our business.  First, this offering will expose the core platform to more ISVs for greater benefit to their end users and the creation of a larger pool of applications for syndication. Second, the development and operation of third party-branded marketplaces shifts the financial expense and operational burdens of sales and marketing to end users to Marketplace Partners that better know their customers and are better capitalized to support necessary sales and marketing activities.  Third, because this two-pronged go-to-market strategy is offered on a revenue-sharing basis, it fundamentally reduces barriers to acceptance by eliminating up front costs for Syndication Partners to offer their products through multiple Marketplace Partners, and by charging Marketplace Partners only for sales success.   Finally, this shift allows us to focus on our core competency in development and operation of online marketplaces, while better managing limited financial and other resources.

In addition to revenues from consulting services, we receive a transaction fee or subscription fee for transactions that occur within these private-label Web application marketplaces.  Most customers in these marketplaces pay a subscription fee, which we share with Syndication Partners and Marketplace Partners; this revenue share is calculated as a percentage of gross revenues from the sale of subscriptions to Syndication Partner offerings in private-label Web application marketplaces operating on the Etelos Platform Suite.

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

On April 22, 2008, we completed the merger with and into Tripath, changed the name of the surviving entity to Etelos, Inc., and changed our fiscal year end to December 31.

Recent Developments

On June 30, 2009, we restructured our January 2008 and April 2008 Convertible 6% Secured Debentures in the principal amount of $5.5 million. Under the terms of the agreement, the terms of the debentures are extended to December 31, 2012, interest accrues at 0% from the date of the agreement until October 1, 2010, and at 6% thereafter. All accrued but unpaid interest as of June 30, 2009, and interest due to be earned to September 30, 2010 under the original terms of the January 2008 and April 2008 Debentures was added to the principal amount and will be payable on the date of maturity.  Our obligation to make monthly amortizing redemption payments has been terminated; we will make semi-annual interest payments only. We also agreed to terminate the registration rights agreement entered into in conjunction with the debentures and to exchange the warrants issued in conjunction with the debentures for Etelos common stock on a 1:1 basis.

On September 29, 2009, we entered into a securities purchase agreement with three accredited investors for the sale of 10% senior secured convertible debentures in the principal amount of $2.0 million. We refer to these debentures as our September 2009 Debentures.  In this transaction, in addition to the debentures, we issued to the investors warrants to purchase 3,000,000 shares of our common stock with an exercise price of $0.60 per share, or the “September 2009 warrants,” a warrant to purchase 2,250,000 shares of our common stock with an exercise price of $0.01 per share, or the “ September 2009 par value warrant,” and 750,000 shares of our restricted common stock, or the “closing shares.”  One of the investors paid part of its subscription amount through the cancellation of approximately $1.2 million worth of short-term indebtedness we owed to such investor.  The securities purchase agreement further provided that we had the right, subject to certain conditions, to require the investors to purchase an aggregate of $1.0 million in additional principal amount of debentures.  We exercised that right on December 15, 2009, and issued an additional $1.0 million of debentures to the investors on that date.

Subsequently, on January 25, 2010, we entered into a securities purchase agreement with an entity affiliated with Donald W. Morissette, who, together with his affiliates, beneficially owns more than 10% of our outstanding common stock, for the sale of 10% senior secured convertible debentures, identical to the September 2009 Debentures, in the principal amount of $250,000. In this transaction, in addition to the debentures, we issued a warrant to purchase 375,000 shares of our common stock with an exercise price of $0.60 per share and 375,000 shares of our restricted common stock, or the “closing shares.”  We refer to this financing as our January 2010 financing in this report. The securities purchase agreement further provided that we had the right, subject to certain conditions, to require the investor to purchase an aggregate of $125,000 in additional principal amount of debentures between March 15 and 31, 2010. We exercised that right on March 15, 2010, and issued $125 thousand in additional debentures to an entity affiliated with Mr. Morissette.  See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Liquidity and Capital Resources” below for a description of the terms of all of our outstanding debentures.

In the quarter ended December 31, 2009, and subsequently, we resolved a number of significant litigation items in a manner that we believe was generally favorable to the Company.  These matters asserted claims against the Company in the aggregate amount of approximately $2.5 million, and were settled for cash and note payments in the aggregate amount of approximately $400 thousand, payable over the next 6-12 months, and the issuance of 346,667 shares of common stock of the Company, valued at approximately $218 thousand.  In one of these matters, we repurchased and retired 2.4 million shares of our common stock - approximately 10% of the issued and outstanding shares for $175,000.  See “LEGAL PROCEEDINGS” below.

In addition, payment schedules for approximately $300 thousand in long overdue accounts payable have been negotiated for payment over the next 6-12 months.

On December 22, 2009, the board of directors, with Mr. Kolke and Mr. Rudy abstaining in the matters affecting them or their affiliates, authorized the issuance of (a) 434,754 shares of Common Stock to Selma and Daniel Kolke, for payment of 45% of the principal and 100% of the accrued interest on the promissory note dated December 30, 2007, which has been in default since September 2008; (b) 28,939 shares of Common Stock to Paul Stuit, for payment in full of principal and accrued interest on the promissory note dated February 24, 2009, which was in default; and (c) 143,379 shares of Common Stock to Ronald Rudy, for payment in full of principal and accrued interest on the promissory note dated March 31 2009, which also was in default.  The transactions were effective on December 31, 2009, and the Common Stock was issued at an effective price of $0.75 per share and the amount of notes payable to related parties converted to common stock by these issuances was $455,304.

In partial settlement of approximately $292 thousand of an aggregate $575 thousand in unpaid salaries due and owing to current employees of the Company as of December 31, 2009, the board of directors has authorized the registration of 500,000 shares of Common Stock previously reserved under the Company’s 2009 Equity Incentive Plan as partial payment of up to 50% of the amount of unpaid salary due and owing to each current employee.  369,078 of those shares are to be issued upon completion of the registration process at an effective price of $0.79 per share.

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

SMBs are generally less capable than large enterprises of performing the costly, complex, and time-consuming integration of multiple point products from one or more vendors. As a result, a comprehensive business suite may provide comparatively greater benefits and value for the SMB customer. Suites designed for, and broadly adopted by, large enterprises to provide a comprehensive, integrated platform for managing these core business processes generally are not well suited to SMBs due to the complexity and cost of such applications.

Recently, SMBs have begun to benefit from the development of the on-demand SaaS model. SaaS uses the Internet to provide users with access to software applications from a centrally hosted computing facility through a web browser. SaaS eliminates the costs associated with installing and maintaining applications within the customer’s information technology infrastructure. On-demand applications are generally licensed for a monthly, quarterly or annual subscription fee, as opposed to on-premise enterprise applications that typically require the payment of a much larger, upfront license fee. As a result, on-demand applications require substantially less initial and ongoing investment in software, hardware and implementation services and lower ongoing support and maintenance, making them more affordable for SMBs.

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

Etelos™ Products and Services

We have developed and offer a range of products and services for developers and for consumers of Web Applications.  Our product offerings are grouped into two basic programs: the Etelos Ecosystem™ and the Etelos Platform Suite™.

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

Our products for Web Applications include open standards-based tools for Web developers, business and individual users such as the Etelos Application Server™ (EAS™) and the Etelos Development Environment™ (EDE™).  EAS and EDE support many common application languages and also support the English Application Scripting Engine (EASE™), our simple-to-use open standards scripting language.  In order to support broader adoption of our products, EASE and other components of our platform are provided to developers and users at market appropriate pricing.  This is done to support the development of new Web Applications and the migration of existing Web Applications into the Etelos ecosystem where there are tools and other support mechanisms for the marketing, distribution, sales and support of these applications.  We generally receive a transaction fee, a revenue-share based subscription fee or a license fee for transactions that occur within the Etelos Ecosystem via an Etelos Marketplace.

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

Etelos Platform Suite

The Etelos Platform Suite allows third parties to use our software platforms and our services to develop and operate private label applications and marketplaces.  We began working with third parties on private label solutions in November 2008 and our first customers launched their private label marketplaces in mid-fiscal 2009.

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

The Etelos Platform Suite allows our customers to take advantage of our tools and experience in the SaaS market to move their existing applications to the Web for lower cost implementation, easier, simpler scalability, and broader distribution.  Our Etelos Platform Suite enables Marketplace Partners, including non-technology businesses, to have their own private label marketplaces and tools to offer SaaS Web Applications to better serve their customers in multiple distribution channels.

Etelos Web Application Hosting. By using almost any programming language a developer chooses, including our own EASE language, and by hosting Web Applications wherever users want, utilizing our Etelos Application Server, the Etelos Development Environment allows our partners to extend solutions using our platform.  Our customers rely on our products and the products of our Syndication Partners to run their businesses, and, as a result, it is our responsibility to ensure the availability of our service. We continue to improve our infrastructure with the goal of maximizing the availability of our Web Applications and those of our developers, distributors and users.  We host on a highly-scalable network located in secure third-party facilities.  We have facility space, power, and Internet connectivity provided by Network OS, a third party co-location and hosting provider, located in the Seattle, WA area. In anticipation of future growth, we may engage additional providers and/or expand the number of data centers utilized with existing vendors. Our hosting operations incorporate industry-standard hardware and our EAS operating system and databases and application servers provide a flexible, scalable architecture. Elements of our products’ infrastructure can be replaced or added with no interruption in service, helping to ensure that the failure of any single device will not cause a broad service outage.

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

Our consulting and implementation methodology leverages the nature of our on-demand Web Application software architecture, the industry-specific expertise of our professional services employees, and the design of the Etelos Ecosystem and private-label Web application marketplaces operating on the Etelos Platform Suite. They are used to simplify, reduce costs and expedite the implementation of scalable Web Applications to aid in better business operations. We generally employ a joint staffing model for implementation projects in which we involve the customer more actively in the implementation process than traditional software companies. We believe this better prepares our customers to support their own application set.  In addition, because our Web Applications are on-demand, our Professional Services employees can remotely configure many applications for most situations. Our consulting and implementation services are generally offered on a fixed price basis. Our network of partners also provides professional services to our customers.

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

Etelos Benefits

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

Sales and Marketing

We generate sales through both indirect and direct approaches. Most selling of subscriptions for Web Applications and Hosting is done over the Internet.  Sales of custom products and Professional Services tend to be direct. Our direct sales team consists of professionals in various locations in the United States, including resellers, with additional development, distribution, and business relationships being developed in North America, South America, Europe, and the Asia-Pacific region.

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

Customers

As of December 31, 2009, we had limited revenues, primarily from consulting projects for a very limited number of customers in projects of varying sizes and duration.  During 2009, three customers comprised 77% of our total revenues and each of these customers accounted for more than 10 percent of our revenue during the year ended December 31, 2009.  There were no accounts receivable from those three customers as of December 31, 2009; one other customer accounts for 100% of the Company’s accounts receivables as of December 31, 2009.

Competition

We compete with a broad array of Enterprise Software, On-line Advertising and SaaS companies. These markets are highly competitive, fragmented, and subject to rapid changes in technology. Many of our potential customers are seeking their first business Web Application and, as such, evaluate a wide range of alternatives during their purchase process. We face significant competition within each of our markets from companies with broad product suites and greater name recognition and resources than us.  We also face competition from smaller companies focused on specialized solutions. To a lesser extent, we compete with internally developed and maintained solutions.  Current competitors include NetSuite,Inc., Epicor Software Corporation, Jamcracker, Intuit Inc., Microsoft Corporation, SAP, The Sage Group plc, Amazon, salesforce.com, inc., and others not listed here, both public and private.

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

As of December 31, 2009, we had multiple U.S. and foreign patent applications pending. We may file additional patent applications in the U.S. and elsewhere.  We do not know whether our pending or future patent applications will result in the issuance of patents in the U.S. or elsewhere, or whether the examination process will require us to narrow our claims. Even if granted, there can be no assurance that the pending patent applications will provide us with significant competitive protection.

We use a number of unregistered trademarks.  We have not registered any trademarks or service marks.

We maintain a policy requiring our employees, consultants and other third parties to enter into confidentiality and proprietary rights agreements and to control access to software, documentation and other proprietary information.

We do not analyze the software that we distribute from our ISV Syndication Partners to determine the adequacy of their intellectual property rights.  We have not maintained operating controls or logs, or initiated or conducted any forensic, code history, ‘genealogy’ or other form of audit, analysis, processes, training, or code review of software code incorporated into any of our products or in other products offered by our ISV Syndication Partners in any Etelos Marketplace.  These products may include code subject to various forms of ‘open source’, ‘copyleft’ or similar licenses that require as a condition of modification or distribution of software subject to such license(s) that [a] such software or other software combined or distributed with such software be disclosed or distributed in source code form, or [b] such software or other software combined or distributed with such software, and any related intellectual property, be licensed on a royalty-free basis, including for the purposes of making additional copies or derivative works of such software.  This may adversely affect our ability to patent certain inventions or to license or distribute certain products — whether by open source license or other form of license or right — and may result in liability to unknown parties for infringement of their patents or other intellectual property rights.

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

Research and Development

During the years ended December 31, 2009, and 2008, research and development expenses were $1.3 million and $2.6 million, respectively, and consisted primarily of employee and employee-related expenses.  To date, we have expensed all of our product development costs as incurred; we do not capitalize software development costs.

Employees

As of December 31, 2009, we had 12 full-time employees and one part-time employee.  From time to time, we also engage temporary employees and consultants. None of our employees are represented by a labor union with respect to his or her employment with us.  We consider our relationships with our employees to be satisfactory.  However, we have experienced significant operating issues which have caused us to reduce employment and reduce compensation paid to our employees.  See “RISK FACTORS - We have reduced our employment force and have challenges meeting our operating demands” below.

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

Our current cash will fund our business as currently planned only through early-mid 2010. We need additional funding or we will be forced to curtail or cease operations.

We need immediate and substantial cash to continue our operations. Management has projected that cash on hand will be sufficient only to allow us to continue our operations through early-mid 2010.  We are presently engaged in active discussions for additional investments by existing and prospective investors but we currently have no funding commitments.  We have not made required payments under our outstanding debt securities and the holders of our outstanding debt securities have the right to demand payment of the amounts currently due under such securities or exercise their other remedies, such as foreclosing on our assets.  We also need to make payments and negotiate payment plans for certain notes payable and other payables and there is a risk that trade creditors will not accept deferred payment and may exercise other remedies to collect balances due and owing. We therefore will need additional funding, either through equity or debt financings, or we will be forced to curtail or cease operations or consider other strategic alternatives such as bankruptcy.

We have a substantially reduced employment force and have challenges meeting our operating demands.

We have decreased our number of full-time employees from 46 at June 30, 2008, to 12 as of December 31, 2009.  All except the three lowest paid current employees are being paid less than full salary, ranging from 97% to 74% of net salary, and there is no assurance that any of these personnel will be able to continue to work on this payment arrangement. Our operating plan has placed, and our anticipated growth plan is expected to continue to place, a significant strain on our very limited managerial, administrative, operational, financial, and other resources, compounded by these recent reductions in headcount. Although we will be required to continue to improve our operational, financial, and management controls and our reporting procedures it is clear that we may not be able to do so effectively and may not be able to recruit or retain adequate, qualified personnel to meet our operating demands. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or operating expenses in any particular quarter.

We have a history of losses and are currently carrying a net loss.  If our business model is not successful, or if we are unable to generate sufficient revenue to offset our expenditures, then we may not become profitable and you may lose your entire investment in our company.

We have not been profitable on an annual or quarterly basis since our formation.  We incurred net losses of $6.8 million and $19.3 million for the years ended December 31, 2009, and 2008, respectively, and have an accumulated deficit of $36.6 million at December 31, 2009.  Although our revenue has slightly increased and our costs of sales and expenses have decreased, our growth has been insignificant and future revenue growth may not be sustainable and we may not achieve sufficient revenue to achieve or maintain profitability.  We have incurred and may continue to incur significant losses in the future, for a number of reasons including the other risks described in this report, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors.  Accordingly we may not be able to achieve or maintain profitability and we may continue to incur significant losses in the foreseeable future. These losses may require us to scale back our business, sell or license some or all of our technology or assets, or curtail or cease operations.

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

•                                          sell our products and services to sufficient, quality customers to produce revenues adequate to meet our operating needs;

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

We market and distribute our products and services and other offerings in Private-label Web application marketplaces operating on the Etelos Platform Suite to individuals, SMBs, and divisions of large companies. To grow our revenue quickly, we must add new customers, sell additional services to existing customers, and encourage existing customers to renew their subscriptions. However, selling to and retaining individuals and SMBs can be more difficult than selling to and retaining large enterprises because SMB customers tend to be more price sensitive and more difficult to reach with broad marketing campaigns.  In addition, individuals and SMBs have high churn rates in part because of the nature of their businesses and often lack the staffing to benefit fully from our products.  Further, individuals and SMBs often require higher sales, marketing, and support expenditures by vendors that sell to them per revenue dollar generated for those vendors.

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

Our success depends, in part, on our ability to protect our proprietary technologies. We rely on a combination of patent, copyright, trademark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our intellectual property rights on a global basis, all of which provide only limited protection.

We own multiple filed United States and foreign patent applications covering our technology and we expect to file more U.S. and foreign patent applications in the future. We have filed to protect most of those patents in many foreign countries. But the process of seeking patent protection can be lengthy and expensive.  We cannot assure you that any patent will issue from our currently pending patent applications in a manner that gives us the protection that we seek, if at all, or that any future patents issued to us will not be challenged, invalidated, or circumvented. Since the filing of some of these patent applications may have been, or will be, made after the date of first sale or disclosure of the subject inventions, patent protection may not be available for these inventions outside the United States.  Any patents that may issue in the future may not provide sufficiently broad protection or they may not prove to be enforceable in actions against alleged infringers. Also, we cannot assure you that any future service mark or trademark registrations will be issued for pending or future applications or that any registered service marks or trademarks will be enforceable or provide adequate protection of our domestic and foreign proprietary rights.

We do not analyze the software that we distribute from our ISV Syndication Partners to determine the adequacy of their intellectual property rights.  We have not maintained operating controls or logs, or initiated or conducted any forensic, code history, ‘genealogy’ or other forms of audit, analysis, processes, training, or code review of software code incorporated into any Etelos product or in other products offered by our ISV Syndication Partners in any Etelos Marketplace. These products may include code subject to various forms of ‘open source’, ‘copyleft’, or similar licenses that require as a condition of modification or distribution of software subject to such license(s) that (i) such software or other software combined or distributed with such software be disclosed or distributed in source code form, or (ii) such software or other software combined or distributed with such software, and any related intellectual property, be licensed on a royalty-free basis, including for the purposes of making additional copies or derivative works of such software.  This may adversely affect our ability to patent certain inventions or to license or distribute certain products - whether by open source license or other form of license or right - and may result in liability to unknown parties for infringement of their patents or other intellectual property rights.

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

We significantly and materially reduced our management team and have not hired replacements for the management team in the positions of Vice President and Chief Financial Officer, Vice President — Marketing, Vice President Corporate Development, and Vice President — Human Resources, as well as several other Director-level positions, primarily in non-technical positions throughout the Company.  We did not fill these positions in the period ending December 31, 2009, and we have not filled any of these positions to the date of this report.

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

We do not have a dedicated sales team and our revenues and operating results are substantially dependent on third-party resellers.

We do not have a dedicated sales team.  Our chief executive officer and other employees attempt to identify sales opportunities and, when such opportunities materialize, attempt to market and sell our products.  We are substantially dependent upon third-party resellers to market and sell our products and to generate end-user customers.  We have one agreement in place at this time with a third-party reseller to market and sell our products, and that reseller has several additional reseller agreements in place.  We have no control over the amount of time and resources these third-party resellers dedicate to marketing and selling our products.  The loss of any third-party reseller may significantly reduce our revenues.  There is no assurance that we can add additional resellers or replace our current reseller with other resellers or an in-house sales team in the event we lose our reseller or the reseller devotes inadequate time and resources to selling our products.  To the extent we distribute or license our products or services directly to end-user customers, we may be in competition with our resellers. In response to future direct sales strategies or for other business reasons, our resellers may from time to time choose to resell our competitors’ products in addition to, or in place of, our products. Our revenues and financial condition may be adversely affected if our reseller stops marketing and selling our products or if the reseller is not able to generate end-user customers to purchase our products.

Our operating results may be subject to fluctuations that could increase the volatility of the price of our Common Stock. .

Our operating results may fluctuate in the future. As a result, we may fail to meet or exceed the expectations of research analysts or investors, which could cause our stock price to decline. Also period-to-period comparisons of our operating results may not be meaningful. You should not rely on the results of one quarter as an indication of future performance.

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

The Web Applications offered in an Etelos Marketplace are inherently complex and may contain material defects or errors, particularly when first introduced or when new versions or enhancements are released. We have, from time to time, found defects in our products and services, and new errors in our existing software and services may be detected in the future. We have no actual knowledge, but we reasonably expect that the products and services offered by our Syndication Partners may have similar errors and/or defects. Any errors or defects that cause interruptions to the availability of our services and the services for our Marketplace Partners could result in:

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

During our audit for the year ended December 31, 2008, we identified material weaknesses in our internal controls. The material weaknesses relate to the absence of specific policies and procedures for some accounting functions and the need for accounting personnel who possess the skill sets necessary to operate and report as a public company, and specifically the skills necessary to ensure that adequate review of critical account reconciliations is performed and that supporting documentation is complete, accurate, and in accordance with generally accepted accounting principles. Our financial position and limited resources make it difficult for us to address these weaknesses and we continue to have these material weaknesses as of December 31, 2009.  If we fail to address these material weaknesses or if additional material weaknesses in our internal controls are discovered in the future, then we may fail to meet our future reporting obligations, our financial statements may contain material misstatements and the price of our common stock may decline.

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

We have not collected any sales or other taxes from our customers or remitted any such taxes to any taxing jurisdiction where we may be required to do so. We have begun an analysis of this issue but to date have not made any accrual for any potential liability.  In addition, additional taxing jurisdictions at various local, national and super-national levels may seek to impose sales or other tax collection obligations on us.  We have not recorded sales or other tax liabilities for the years ended December 31, 2009 or 2008, in respect of sales or other tax liabilities in any jurisdiction. Any determination that we should be collecting sales or other taxes on our service could result in substantial tax liabilities for past sales, discourage customers from purchasing our products, or otherwise harm our business and operating results.

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

In the quarter ended December 31, 2009, and subsequently, we resolved a number of significant litigation items in a manner that we believe was generally favorable to the Company.  See “LEGAL PROCEEDINGS” below.   The settlements in several of these matters contained unsecured promissory notes and there is no assurance that we will be able to perform the payment obligations under those notes as and when they become due and payable.  If we default on these payment obligations then other claims may be asserted against us to collect on those promissory notes.

On December 31, 2009, we settled a judgment in the matter of Kaufman Bros., L.P. v. Etelos, Inc. in the Supreme Court of the State of New York, New York County, in the approximate amount of $186,000, for $93,000 in cash, payable in 5 installments with the final installment due June 1, 2010, and the issuance of 200,000 shares of restricted common stock. The settlement permits Kaufman Bros. to sell up to 180,000 shares from July 1, 2010, through March 2011 to recover the remaining $93,373 of the settlement; the additional 20,000 shares are designated for payment of attorneys’ fees in the event of a default in the note payments.  After payment in full of the note payments, if there is no default giving rise to a claim for attorneys’ fees, those 20,000 shares will be returned to the Company and cancelled.  After Kaufman Bros. recovers the remaining $93,373 from the sale of some or all of the 180,000 shares, any remaining shares will be repurchased by the Company for $0.01 and cancelled; after March 2011, any balance due on the remaining amount of the settlement will be discharged and any unsold shares will be repurchased by the Company at $0.01 per share and cancelled.

On October 31, 2008, the Company closed its offices in San Mateo, California.  The landlord for these premises filed a complaint in the Superior Court of San Mateo County, California (Case No. CIV 479535) and trial was set for February 8, 2010.  The parties went to mediation in January 2010 and subsequently entered into a settlement agreement including, inter alia, a $200,000 promissory note, with 6% interest, payable in 12 monthly payments beginning in July 2010.  The settlement agreement and note were executed and delivered on February 8, 2010.

On October 31, 2008, we relocated our Washington offices and abandoned the sub-leased premises of our former offices in Renton, Washington. The sublease for these premises runs through June 2010.  Subsequently, on March 5, 2010, the prime landlord filed a complaint against us for breach of contract and successor liability.  This matter was just served and we have not yet evaluated the claims made in this case.  We will need to evaluate and defend these claims.

As part of our reduction of monthly cash operating expenses during the quarter ended December 31, 2008, and continuing after the end of the quarter, we placed all employees in Washington and California on partial deferrals of salary, ranging from 10% to 100% of base salary. At the end of that quarter, until the filing date of this report, a major portion of this deferral amount remains unpaid, including amounts due to employees who subsequently were terminated.

Since August 22, 2008, we have terminated 33 employees employed in both our California and Washington offices.  Except as noted, none of these terminated employees have asserted any claims against us at this time but no assurances can be given that such employees will not assert such claims in the future.

On March 19, 2009, the Company issued an unsecured note of $88 thousand for an account payable balance. The note bears interest of 11% and is due on April 1, 2010, with payment terms of $15 thousand on issuance of the note, and monthly payments of $6 thousand beginning May 1, 2009 with a final payment on March 20, 2010.  All payments have been made in accordance with the note to the date of this report.

In connection with our operations, reverse merger, multiple financings, and protection of our intellectual property, we have incurred substantial accounts payable to a small number of vendors that remain unpaid and overdue.  We have been in communication with these vendors and have entered into payment plans with some of these vendors and expect to enter into negotiated payment plans with other vendors, but there is no assurance that we will be successful in these negotiations, or that we will be able to make payments under such plans.  Therefore the assertion of claims by these vendors for these amounts due and owing could become the subject of claims in litigation.

Our officers, directors, and affiliates control us through their positions and stock ownership and their interests may differ from other stockholders.

As of December 31, 2009, our officers, directors, and affiliates beneficially own approximately 70 percent of our common stock and 63 percent of our preferred stock. As a result, if they act together, they are able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions, including business combinations. This concentration could also have the effect of delaying or preventing a change in control that could otherwise be beneficial to our stockholders. The interests of our officers, directors, and affiliates may differ from other stockholders. Furthermore, the current ratios of ownership of our common stock reduce the public float and liquidity of our common stock, which can in turn affect the market price of our common stock.

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

The purchasers of our outstanding convertible promissory notes, debentures, and related warrants, as well as the holders of our other outstanding convertible notes, may, subject to compliance with Rule 144, rely on the provisions of Rule 144 to resell the shares of our common stock acquired upon the conversion and exercise of such securities.  We have no way of knowing whether or when such shares may be sold.  Depending upon market liquidity at the time, a sale of shares by such investors at any given time could cause the trading price of our common stock to decline.  The sale of substantial number of shares of our common stock, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

In connection with our January 2008 and April 2008 Debentures, in the aggregate, we issued a total of $6.3 million principal amount of convertible debentures, convertible into 4,690,695 shares of our common stock, and warrants to purchase an additional 611,111 shares of our common stock.  In connection with our September 2009 Debentures and our January 2010 Debentures, we issued a total of $3.4 million principal amount of convertible debentures, convertible into 6,500,000 shares of our Common Stock and warrants to purchase an additional 5,625,000 shares of our Common Stock. The conversion or exercise into our common stock could result in a substantial increase in the number of shares in our public float.  Depending upon market liquidity at the time a resale of our common stock is made by the investors in such private placements, such sale could cause the trading price of our common stock to decline.  In addition, the sale of a substantial number of shares of our common stock, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

We have significant indebtedness.

We have incurred $9.7 million in principal amount of indebtedness as a result of the issuance of our September 2009, January 2008 and April 2008 Debentures.  The debentures impose significant requirements on us, including, among others, requirements that we pay interest and other charges on the debentures.  Our ability to comply with these provisions may be affected by changes in our business condition or results of our operations, or other events beyond our control.  We have breached certain of these covenants and are in a default under the debentures, which permits the holders thereof to accelerate the maturity of the debentures and demand repayment in full.  Such actions by such holders could impair our ability to operate or cause us to seek bankruptcy protection.

Certain covenants we agreed to in connection with the debentures may impair our ability to issue additional debt or equity.

Our September 2009, January 2008 and April 2008 Debentures impose significant covenants on us, including restrictions against incurring additional indebtedness, creating any liens on our property, amending our certificate of incorporation or bylaws, redeeming or paying dividends on shares of our outstanding common stock, and entering into certain related party transactions. These covenants and restrictions may impair our ability to issue additional debt or equity, if necessary.

If we need additional financing in the future and are required to issue securities which are priced at less than the conversion price of our debentures or the exercise price of warrants sold in our recent private placements, it will result in additional dilution.

Our September 2009, January 2008 and April 2008 Debentures and the related warrants contain provisions that will require us to reduce the conversion price and exercise price, as the case may be, if we issue additional securities while such debentures or warrants are outstanding which contain purchase prices, conversion prices or exercise prices less than the conversion price of our September 2009, January 2008 or April 2008 Debentures or the exercise price of the warrants.  If this were to occur, current investors, other than the investors in our recent private placements, would sustain material dilution in their ownership interest.

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

The 2009 Equity Incentive Plan and the 2007 Stock Incentive Plan and all options currently issued pursuant to these plans and options granted outside such plans provides for accelerated vesting of all unvested options in the event of a change of control.  This may be regarded as both a disincentive to acquisition of the Company as a liquidation strategy and a barrier to retention of key employees following a change-of-control acquisition and therefore make such an acquisition more costly or difficult, and therefore an unattractive strategic option, for a prospective acquirer.

We have never paid dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future.

We have paid no cash dividends on any of our classes of capital stock to date and we currently intend to retain our future earnings, if any, to fund the development and growth of our business.  In addition, the terms of the various Debentures prohibit us from making any dividend payment or distribution to holders of our common stock while any portion of the Debentures remain outstanding.  As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

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

Our common stock is subject to Rule 15g-1 through 15g-9 under the Exchange Act, which imposes certain sales practice requirements on broker-dealers which sell our common stock to persons other than established customers and “accredited investors” (generally, individuals with net worth in excess of $1 million or annual incomes exceeding $200 thousand (or $300 thousand together with their spouses).  For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale.  This rule adversely affects the ability of broker-dealers to sell our common stock and purchasers of our common stock to sell their shares of such common stock.  Additionally, our common stock is likely to be subject to the SEC regulations for “penny stock.”  Penny stock includes any equity security that is not listed on a national exchange and has a market price of less than $5.00 per share, subject to certain exceptions.  The regulations require that prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule set forth by the SEC relating to the penny stock market must be delivered to the purchaser of such penny stock.  This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for the common stock.  The regulations also require that monthly statements be sent to holders of penny stock which disclose recent price information for the penny stock and information of the limited market for penny stocks.  These requirements adversely affect the market liquidity of our common stock.

ITEM IB.                UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                  PROPERTIES

Our corporate headquarters is located in Maple Valley, Washington, but we do not own or lease any real property and conduct the major portion of our business activities virtually: using the Internet and other telecommunications tools like those distributed in Marketplaces based upon the Etelos Platform Suite for SaaS distribution. In the future we may be required to lease workspaces to enhance productivity and collaboration. Our requirements for property are not unique or specialized; if and when the need arises, we believe that suitable space will be available to us on commercially reasonable terms.

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

During the quarter ended December 31, 2009, the Company entered into a Settlement Agreement with Jeffrey L. Garon, our former CEO; see the Company’s Form 8-K filed with the SEC on December 18, 2009.  Subsequent to the end of the quarter, all payments required by the settlement agreement were made, whereby the Company has repurchased 2,356,655 shares of common stock previously issued to Garon at the original purchase price of approximately $175,000, and all the repurchased shares have been cancelled.

In June 2008, Kaufman Bros. L.P. initiated litigation against us for breach of contract under an advisory services agreement and, effective on December 5, 2008, we entered into a settlement agreement with Kaufman Bros., pursuant to which (i) we agreed to pay to Kaufman Bros. $210,000, in twelve monthly installments of $17,500; (ii) we issued to Kaufman Bros. a warrant to purchase 500,000 shares of our common stock at an exercise price of $0.75 per share exercisable for a period of five years; (iii) we agreed with Kaufman Bros. to immediately terminate all provisions, terms and conditions of the advisory services agreement and exchanged mutual releases; and (iv) Kaufman Bros. agreed to dismiss the pending lawsuit in the Supreme Court of New York, without prejudice.  Subsequent to entering into the settlement agreement, we did not fully comply with our payment obligations under the settlement agreement and we received a notice of default and confession of judgment against us. On December 31, 2009, we settled the judgment in the approximate amount of $186,000, for $93,000 in cash, payable in 5 installments with the final installment due June 1, 2010, and the issuance of 200,000 shares of restricted common stock. The terms of the settlement agreement permit Kaufman Bros. to sell up to 180,000 shares from July 1, 2010, through March 2011 to recover the remaining $93,373 of the settlement; the additional 20,000 shares are designated for payment of attorneys’ fees in the event of a default in the note payments.  After payment in full of the note payments, if there is no default giving rise to a claim for attorneys’ fees, those 20,000 shares will be returned to us and cancelled.  After Kaufman Bros. recovers the remaining $93,373 from the sale of some or all of the 180,000 shares, we have a right to repurchase any remaining shares for $0.01 and cancel such shares, after March 2011, any balance due on the remaining amount of the settlement will be discharged and we will repurchase any unsold shares at $0.01 per share and cancel them.

On October 31, 2008, we closed our offices in San Mateo, California.  On or about December 19, 2008, the landlord for these premises filed a complaint claiming damages of $659 thousand and other amounts against the Company’s predecessor Etelos, Incorporated, a Washington corporation (“Etelos —WA”) in the Superior Court of San Mateo County, California (Case No. CIV 479535).  A default judgment was set aside because the landlord failed to properly serve either the Company or Etelos-WA. The Company was subsequently served properly and trial was set for February 8, 2010.  The parties went to mediation in January 2010 and subsequently entered into a settlement agreement, including a release of claims, in which we agreed: (a) to pay $66,000 in cash within 30 days, (b) to issue a $200,000 promissory note, with 6% interest, payable in 12 monthly payments beginning in July 2010, and (c) to issue shares of Common Stock of the Company equal to $125,000 in value, based upon the closing price of the Company’s stock on January 6, 2010.  The settlement agreement and note were executed and delivered on February 8, 2010, and 166,667 shares were subsequently were delivered on March 1, 2010.

As part of our reduction of monthly cash operating expenses during the quarter ended December 31, 2008, and continuing after the end of the quarter, we placed all employees in Washington and California on partial deferrals of salary, ranging from 10% to 100% of base salary. At the end of that quarter, until the filing date of this report, a major portion of this deferral amount remains unpaid, including amounts due to employees who subsequently were terminated.

ITEM 4.                  REMOVED AND RESERVED

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

For the year ended December 31, 2009	High	Low
Fourth Quarter	$1.00	$0.31
Third Quarter	$0.79	$0.25
Second Quarter	$1.20	$0.36
First Quarter	$2.75	$0.10

For the year ended December 31, 2008	High	Low
Fourth Quarter	$1.25	$0.10
Third Quarter	$14.00	$1.05
Second Quarter (Commencing April 29, 2008)	$4.99	$0.50

The quotes represent inter-dealer prices, without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.  The trading volume of our securities fluctuates and may be limited during certain periods.  As a result of these volume fluctuations, the liquidity of an investment in our securities may be adversely affected.

Holders of Record

As of March 16, 2010, there were 23,939,810 shares of our common stock outstanding held by approximately 62 holders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

The table below sets forth information as of December 31, 2009, with respect to compensation plans under which our common stock is authorized for issuance.  The figures related to securities authorized for issuance under equity compensation plans relate to options granted under the 1999 Stock Option Plan, the 2007 Stock Incentive Plan, and the 2009 Equity Incentive Plan.  The 1999 Stock Option Plan, and the 2007 Stock Incentive Plan were approved by our shareholders.  Our shareholders have not approved the 2009 Equity Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
Equity compensation plans approved by security holders	1,089,665	$0.31	264,542
Equity compensation plans not approved by security holders	5,025,000	$0.51	3,975,000

Daniel J.A. Kolke received a grant of 3,433,333 options under his employment agreement that was not issued under the terms of these equity compensation plans.

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

Overview

We are a provider of tools and services for the development and distribution of Web Applications.  We generate revenues from a share of revenues generated by the sales of subscriptions to use Web Applications developed by us and by our Syndication Partners, which are offered through Marketplaces based on the Etelos Platform Suite for SaaS distribution, that we develop and operate.  We also are engaged in negotiations for the licensing of the Etelos Platform Suite for the development and operation of marketplaces by third parties.  Our principal cost of revenue is hardware, software, and network connectivity used in connection with the delivery of our products and services.  Our primary operating expenses are for personnel costs, especially in technology research and development.

During the quarter ended December 31, 2008, we took significant steps intended to improve our operating results, ranging from changing the focus of our business model from an end-user-focused model to a focus on enterprise customer sales to reducing monthly cash operating expenses by aggregate workforce reductions of over 70% and relocating our corporate headquarters to lower cost facilities.  The shift in business focus was a fundamental change, and the reduction of operating expenses was a one-time exercise in survival that has thus far been successful, but this exercise is not completed and has created, and continues to create, a substantial working capital deficit that must be addressed and resolved.

As a major part of our reduction of monthly cash operating expenses during the six quarters ending December 31, 2009, and continuing to the date of this report, we placed all remaining employees on partial payment of salary; all except the three lowest paid employees are receiving payment ranging from 97% to 74% of net pay.   At the end of the quarter, and as of the filing date of this report, the amount of this deferral, which has been accrued, remains substantially unpaid, including amounts due to employees in our California office who subsequently were terminated during the quarter ending December 31, 2008.

Similar to other companies, we have suffered the effects of the current adverse economic conditions.  We restructured a major portion of our debt securities on June 30, 2009, and entered into an additional long-term debt financing on September 30, 2009, which converted a series of bridge loans entered into in the first three quarters of calendar 2009, and provided for additional cash in September 2009 and in December 2009.   That cash was originally intended to carry us to June 2010 but we incurred substantial unexpected expenses in connection with resolving certain litigation matters and other major creditor claims.  See “LEGAL PROCEEDINGS” above.

Our survival plan has continued and we continue to need immediate and substantial cash to continue our operations. Management has projected that the combination of cash on hand will be sufficient to allow us to continue our operations only through early-mid 2010. If cash reserves are not sufficient to sustain operations, then we plan to raise additional capital by selling shares of our capital stock or other securities.  We are presently engaged in active discussions for additional investments by existing and prospective investors but we have no funding commitments in place at this time and we can give no assurance that such capital will be available on favorable terms, or at all.  If we cannot obtain financing, then we may be forced to further curtail our operations, cease voluntarily filing reports with the SEC, or possibly be forced to evaluate a sale or liquidation of our assets, or consider strategic alternatives such as bankruptcy.  Even if we are successful in raising additional funds, there is no assurance regarding the terms of any additional investment and any such investment or other strategic alternative would likely substantially dilute or eliminate the interests of our stockholders.

Recent Financings

January 2010 Debentures

On January 25, 2010, we entered into a securities purchase agreement with an entity affiliated with Donald W. Morissette for the sale of 10% senior secured convertible debentures, identical to the September 2009 Debentures, in the principal amount of $250,000. In this transaction, in addition to the debentures, we issued a warrant to purchase 375,000 shares of our common stock with an exercise price of $0.60 per share and 375,000 shares of our restricted common stock, or the “closing shares.”  We refer to this financing as our January 2010 financing in this report. The securities purchase agreement further provided that we had the right, subject to certain conditions, to require the investor to purchase an aggregate of $125,000 in additional principal amount of debentures between March 15 and 31, 2010. We exercised that right on March 15, 2010, and issued $125 thousand in additional debentures to the investor.  Mr. Morissette, who, together with his affiliates, beneficially owns more than 10% of our outstanding common stock.

September 2009 Debentures

On September 29, 2009, we entered into a securities purchase agreement with three accredited investors for the sale of 10% senior secured convertible debentures in the principal amount of $2.0 million. One of the investors in our September 2009 financing is an affiliate of Enable Capital Management LLC, who, together with its affiliates, beneficially owns more than 10% of our outstanding common stock and holds $7.7 million in principal amount of our outstanding debentures, excluding the principal amount of the debentures purchased in our September 2009 financing.

The following summarizes the terms of the debentures we agreed to issue:

Term:	Due and payable on the second anniversary of the date of issuance.

Interest:	Interest is payable quarterly in cash at the rate of 10% per annum beginning on January 1, 2010.

Principal Payment:	The principal amount, if not paid earlier, is due and payable on the second anniversary of the date of issuance.

Early Redemption:

We have the right to redeem the debenture before maturity by payment in cash of 100% of the then outstanding principal amount plus (i) accrued but unpaid interest, (ii) an amount equal to all interest that would have accrued if the principal amount subject to such redemption had remained outstanding through the maturity date and (iv) all liquidated damages and other amounts due in respect of the debenture. To redeem the debenture we must meet certain equity conditions. The payment of the debenture would occur on the 20th trading day following the date we gave the holder notice of our intent to redeem the debenture. We agreed to honor any notices of conversion that we receive from the holder before the date we pay off the debenture.

Voluntary Conversion:	The debenture is convertible at anytime at the discretion of the holder at a conversion price per share of $0.50, subject to adjustment including anti-dilution protection.

Covenants:

The debenture imposes certain covenants on us, including restrictions against incurring additional indebtedness, creating any liens on our property, amending our certificate of incorporation or bylaws, redeeming or paying dividends on shares of our outstanding common stock, and entering into certain related party transactions. The debentures define certain events of default, including without limitation failure to make a payment obligation, failure to observe other covenants of the debenture or related agreements (subject to applicable cure periods), breach of representation or warranty, bankruptcy, default under another significant contract or credit obligation, delisting of our common stock, a change in control, or failure to deliver share certificates in a timely manner. In the event of default, generally, the holder has the right to accelerate all amounts outstanding under the debenture and demand payment of a mandatory default amount equal to the greater of (i) the outstanding principal plus accrued and unpaid interest divided by the conversion price multiplied by the volume weighted average price of our common stock and other amounts due in respect of the debenture and (ii) 120% of the amount outstanding plus accrued interest, the amount equal to all interest that would have accrued if the principal amount of the debenture had remained outstanding through the maturity date and all liquidated damages and other amounts due in respect of the debenture.

Security:	The debenture is secured by all of our assets under the terms of the security agreement we entered into with the investors dated September 29, 2009.

We refer to these debentures as our September 2009 Debentures. The summary of the financing transaction, and of the terms of the securities and agreements related to such transaction, is qualified in its entirety by reference to the form of securities purchase agreement, debenture, warrant, and security agreement, each of which is filed as an exhibit to this report and incorporated herein by this reference.

In this transaction, in addition to the debentures, we issued warrants to purchase 3,000,000 shares of our common stock with an exercise price of $0.60 per share, or the “September 2009 warrants,” a warrant to purchase 2,250,000 shares of our common stock with an exercise price of $0.01 per share, or the “ September 2009 par value warrant,” and 750,000 shares of our restricted common stock, or the “closing shares.”  One of the investors paid part of its subscription amount through the cancellation of approximately $1.2 million worth of indebtedness we owed to such investor in principal amount and accrued interest of various short-term promissory notes previously issued throughout 2009.  The securities purchase agreement further provided that we had the right, subject to certain conditions, to require the investors to purchase an aggregate of $1.0 million in additional principal amount of debentures.  We exercised that right on December 15, 2009, and issued $1.0 million of additional debentures at that time.

For a more detailed discussion of our September 2009 Debentures, please see the discussion under the caption “September 2009 Debentures” under “Note 6. Convertible Notes and Debentures and embedded Derivative and Warrant Liability” to our financial statements contained in this report.

June 2009 Amendment Agreement

On June 30, 2009, we entered into an amendment agreement with the holder of our outstanding 6% secured convertible debentures in an aggregate principal amount of $5.5 million issued in January 2008 and April 2008 and our outstanding warrants to purchase up to 666,666 shares of our common stock issued in January 2008 and April 2008.

With respect to the debentures, under the terms of the amendment agreement, the parties agreed to:

•                                          extend the date of maturity to December 31, 2012 (with respect to the debentures issued in January 2008, the maturity date was previously January 31, 2010 and with respect to the debentures issued in April 2008, the maturity date was April 30, 2010);

•                                          eliminate the monthly redemption requirement;

•                                          require that all future interest payments be made in cash (previously, we could make payments in shares of our common stock);

•                                          reduce the interest rate to 0% per annum until September 30, 2010;

•                                          defer interest payments until January 1, 2011;

•                                          require all accrued but unpaid interest as of June 30, 2009 and interest that would have been earned under the original terms to September 30, 2010 be added to the principal amount and be payable on the date of maturity;

•                                          waive any event of default arising out of the nonpayment of any accrued interest as of the date of the amendment agreement; and

•                                          modify the anti-dilution protection provisions such that the conversion price will not be reduced to less than $0.10 as a result of any subsequent equity sales.

The reduction in interest rate, deferment of interest payments, and elimination of the right to make interest payments in shares of common stock significantly reduce the short term cash requirements for our company and the potential for future dilution to our stockholders that could have occurred as a result of the issuance of shares of our common stock to meet interest and monthly redemption payment obligations.

In addition, under the terms of the amendment agreement, the holder of the warrants was granted the right to exchange such outstanding warrants for shares of our common stock at the rate of one share of common stock underlying such warrants for one share of common stock.  In exchange, the anti-dilution protection under the warrants was eliminated.  Previously the exercise price of the warrants would decrease, and the number of shares issuable upon exercise would increase, generally, each time we issued common stock or common stock equivalents at a price less than the exercise price of the warrants.  The amendment agreement eliminates the potential for future dilution from the warrants.

Under the terms of the amendment agreement, the parties also agreed to terminate the registration rights agreement dated January 31, 2008, as amended on April 22, 2008, and each agreed to waive any and all defaults that may have occurred under such agreement. We further agreed to provide an additional remedy to the holder if we fail to satisfy, for any reason, the current public information requirement under Rule 144(c).

For a more detailed discussion of our April 2008 Debentures, please see the discussion under the caption “April 2008 Debentures” under “Note 6. Convertible Notes and Debentures and Embedded Derivative and Warrant Liability” to our financial statements contained in this report.

For a more detailed discussion of our January 2008 Debentures, please see the discussion under the caption “January 2008 Debentures” under “Note 6. Convertible Notes and Debentures and Embedded Derivative and Warrant Liability” to our financial statements contained in this report.

Series A Preferred Financing

In December 2008 and February 2009, we closed a round of financing for the sale of 843,333 shares of our Series A Preferred Stock at $0.75 per share, for an aggregate purchase price of $632.5 thousand, and warrants to purchase 843,333 shares of common stock of the Company, at an exercise price of $0.75 per share, and a three year term.  This financing was led by Daniel J.A. Kolke, our founder, chairman, chief executive officer, acting chief financial officer, and chief technology officer, with participation from two of our directors and other prior investors. The holders of the January 2008 Debentures and the April 2008 Debentures consented to this financing, but did not participate.

During the quarter ended December 31, 2009, holders of 100,000 shares of our Series A Preferred Stock converted the shares into common stock at the conversion price of $0.75 per share.  At December 31, 2009 we had 743,333 shares of Series A Preferred Stock issued and outstanding.

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

Revenue Recognition

We provide Web Applications as a subscription service using the Software-as-a-Service (SaaS) or software-on-demand business model and allow third parties to offer their products and services through Storefronts in an Etelos Marketplace, and to advertise on our web site or in our annual magazine for a fee.  We also license our software under perpetual and term licenses.  Revenues are recognized on these service and licensing transactions using the criteria in ASC 605-10, “Revenue Recognition” (ASC 605-10) and ASC 985-605, “Software Revenue Recognition”, (ASC 985-605) respectively, which both provide that revenue may be recognized when all of the following criteria are met:

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

Stock-Based Compensation Expense

We have adopted ASC 718-10 using the modified prospective method and therefore have not restated prior periods’ results. Under the fair value recognition provisions of ASC 718-10, we recognize stock-based compensation expense net of an estimated forfeiture rate and therefore only recognize compensation cost for those shares expected to vest over the service period of the award.  Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and the pre-vesting option forfeiture rate. We estimate the expected life of options granted based on historical exercise patterns, which we believe are representative of future behavior. We estimate the volatility of our common stock on the date of grant based on the historical volatility of other publicly traded companies in our industry. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate, as well as the probability that performance conditions that affect the vesting of certain awards will be achieved, and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised, and cancelled. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. Beginning in the quarter ended December 31, 2008, and continuing in the year ended December 31, 2009, the global economy has been highly volatile and, during this period, the Company found it necessary to take drastic measures to reduce operating expenses, but the likelihood of success of these efforts cannot be predicted.  Therefore the forfeiture rate in the quarter ended December 31, 2008, was very high.  The forfeiture rate declined substantially during the year ended December 31, 2009, but it is not known whether this forfeiture rate will be maintained in the future; management will continue to monitor its estimates.

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

Results of Operations

Year Ended December 31, 2009, Compared with Year Ended December 31, 2008

Revenues

Revenues were $150 thousand and $123 thousand for the years ended December 31, 2009 and 2008, respectively. Revenues increased by $27 thousand, or 22 percent, in the year ended December 31, 2009, compared to the same period in 2008.   The increase was due to a few additional ad hoc projects undertaken concurrently with the transition in our business model.

Cost of Revenue

Cost of revenue includes our costs of network hardware, software and other resources used in delivery of our products and services. Cost of revenue was $268 thousand and $542 thousand for the years ended December 31, 2009 and 2008, respectively. Cost of revenue for the year of 2009 decreased by $274 thousand, or by 51 percent.  The decrease in cost of revenue from 2008 to 2009 was primarily attributable to the decreased costs of hosting and Internet bandwidth associated with the transition in our business model. Stated as a percentage of revenues, cost of revenue for the year ending December 31, 2009, was 179 percent and for the corresponding period of 2008 was 440 percent.

Operating Expenses

General and Administrative.  General and administrative expenses include payroll and related employee benefits, and other headcount-related costs associated with finance, facilities, legal and other administrative expenses. General and administrative expenses were $3.1 million and $3.2 million for the years ended December 31, 2009 and 2008, respectively. The $102 thousand, or 3 percent, decrease in general and administrative expense was primarily attributable to due to decreased salary and benefits expense of all administrative personnel, offset by increased use of consultants to support being a public company.

Sales and Marketing Expenses.  Sales and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel and travel, advertising, promotions, trade shows, seminars, and other programs. Sales and marketing expenses were $0.8 million and $1.7 million for the years ended December 31, 2009 and 2008, respectively. The $831 thousand, or 50 percent, decrease in sales and marketing expense was due to decreased activities in direct sales and marketing.

Research and Development.  Research and development expenses include primarily employee and employee related expenses. Research and development expenses were $1.3 million and $2.6 million for the years ended December 31, 2009 and 2008, respectively. Research and development expenses decreased by $1,325 thousand or by 50 percent, in the year ending December 31, 2009, compared to the same period in 2008.  This decrease was primarily due to decreased salary and benefits expenses for engineers engaged in research and development.

Restructuring

Restructuring costs of $92 thousand for the year ended December 31, 2009, consisted primarily of an increase in the estimated closing costs of the San Mateo office rent obligations of $244 thousand based on the settlement reached with the landlord in January 2010, offset by a decrease in the estimated employee related costs of $175 thousand based on the settlement reached with our former CEO in December 2009.  There were costs of $632 thousand in 2008, consisting primarily of employee related costs and office rent obligations.

Other Income (Expense)

Net other expense for the year ended December 31, 2009, is $572 thousand, consisting of loss on extinguishment of debt in connection with the amendment of the January 2008 and April 2008 Debentures, and conversion of outstanding promissory notes into part of the September 2009 Debentures.

Interest Expense

Net interest expense was $1.1 million for the year ended December 31, 2009, compared to interest income of $2.6 million for the comparable period of 2008. The increase in interest expense from 2008 to 2009 of $3,689 thousand was due to the reduction in the marked-to-market valuation of liabilities relating to embedded derivatives and warrants because of the stability in the Company’s share price between December 31, 2009 and 2008 and due to the reclassification of warrants from liabilities to equity upon the restructuring of the January 2008 and April 2008 Debentures, offset by a reduction in the amortization of debt discount on the January 2008 and April 2008 Debentures due to the acceleration in 2008 of the unamortized debt discount because of the default events related to those Debentures.

Net Loss

Our net loss was $6.8 million and $19.3 million for the years ended December 31, 2009 and 2008, respectively, a decrease of $12.5 million, or 65 percent.  The decrease in net loss from 2008 to 2009 was due primarily to the Merger costs in 2008 of $13.4 million, decreased salaries and general and administrative expenses and other operating expenses of $3.0 million, offset by the increase in interest expense, discussed above.

Liquidity and Capital Resources

On December 31, 2009, we had $445 thousand in cash and cash equivalents, and net accounts receivable of $10 thousand, and prepaid expenses and other current assets of $16 thousand. Our working capital deficit at December 31, 2009, was $5 million, which included $315 thousand of warrant and derivative liability, compared to a deficit of $10.4 million, including $108 thousand in warrant and derivative liability at December 31, 2008.  The decrease in working capital deficit is mainly attributable to the reclassification of the January 2008 and April 2008 Debentures to long-term liabilities upon the amendment of those instruments on June 30, 2009.

Net cash used by operating activities during the year ended December 31, 2009, was $2.4 million, compared to $7 million during the year ended December 31, 2008. The reduction in the primary use of cash from operating activities from 2008 to 2009 was due mainly to a reduction in payment of salaries and general and administrative expenses and other operating expenses of $3.0 million, and a delay in payment of accounts payable, accrued payroll, and accrued expenses of approximately $1.3 million.

Net cash provided by financing activities for year ended December 31, 2009, was $2.8 million, primarily from the issuance of our September 2009 Debentures, further discussed in “Note 6 — Convertible Notes and Debentures and Embedded Derivative and Warrant Liability” in our financial statements included in this report.

Net cash provided by financing activities for the year ended December 31, 2008, was $6.2 million, primarily from the issuance of our January 2008 Debentures and our April 2008 Debentures and the sale of the New Series A Preferred shares, further discussed in “Note 6 — Convertible Notes and Debentures and Embedded Derivative and Warrant Liability” in our financial statements included in this report.

Similar to other companies, we have suffered the effects of the current adverse economic conditions. We are in default of our September 2007 notes for failure to make payments when due.  The aggregate principal and accrued interest currently due under these debt securities as of the year ended December 31, 2009, is $2 million.  We restructured a major portion of our debt securities on June 30, 2009, and entered into an additional long-term debt financing on September 30, 2009, which converted a series of bridge loans entered into in the first three quarters of calendar 2009, and provided for additional cash in September 2009 and in December 2009.   That cash was originally intended to carry us to June 2010 but we incurred substantial unexpected expenses in connection with resolving certain litigation matters and other major creditor claims.

Our survival plan has continued and we continue to need immediate and substantial cash to continue our operations. Management has projected that the combination of cash on hand will be sufficient to allow us to continue our operations only through early-mid 2010. If cash reserves are not sufficient to sustain operations, then we plan to raise additional capital by selling shares of our capital stock or other securities.  We are presently engaged in active discussions for additional investments by existing and prospective investors but we have no funding commitments in place at this time and we can give no assurance that such capital will be available on favorable terms, or at all.  If we cannot obtain financing, then we may be forced to further curtail our operations, cease voluntarily filing reports with the SEC, or possibly be forced to evaluate a sale or liquidation of our assets, or consider strategic alternatives such as bankruptcy.  Even if we are successful in raising additional funds, there is no assurance regarding the terms of any additional investment and any such investment or other strategic alternative would likely substantially dilute or eliminate the interests of our stockholders.

Subsequent Events

Subsequently, on January 25, 2010, we entered into a securities purchase agreement with an entity affiliated with Donald W. Morissette for the sale of 10% senior secured convertible debentures, identical to the September 2009 Debentures, in the principal amount of $250,000. In this transaction, in addition to the debentures, we issued a warrant to purchase 375,000 shares of our common stock with an exercise price of $0.60 per share and 375,000 shares of our restricted common stock, or the “closing shares.”  We refer to this financing as our January 2010 financing in this report. The securities purchase agreement further provided that we had the right, subject to certain conditions, to require the investor to purchase an aggregate of $125,000 in additional principal amount of debentures between March 15 and 31, 2010.  We exercised that right on March 15, 2010, and issued $125 thousand in additional debentures to an entity affiliated with Mr. Morissette.  Mr. Morissette, who, together with his affiliates, beneficially owns more than 10% of our outstanding common stock.

During the quarter ended December 31, 2009, we entered into a Settlement Agreement with our former CEO Jeffrey L. Garon; see the Company’s Form 8-K filed with the SEC on December 18, 2009.  Subsequent to the end of the quarter, all payments required by the settlement agreement were made, whereby we repurchased 2,356,655 shares of common stock previously issued to Garon at the original purchase price of approximately $175,000, and those shares were cancelled.

On October 31, 2008, we closed our offices in San Mateo, California.  On or about December 19, 2008, the landlord for these premises filed a complaint claiming damages of $659 thousand and other amounts against the Company’s predecessor Etelos, Incorporated, a Washington corporation (“Etelos —WA”) in the Superior Court of San Mateo County, California (Case No. CIV 479535).  A default judgment was set aside because the landlord failed to properly serve either the Company or Etelos-WA. The Company was subsequently served properly and trial was set for February 8, 2010.  The parties went to mediation in January 2010 and subsequently entered into a settlement agreement, including a release of claims, in which we agreed: (a) to pay $66,000 in cash within 30 days, (b) to issue a $200,000 promissory note, with 6% interest, payable in 12 monthly payments beginning in July, 2010, and (c) to issue shares of Common Stock of the Company equal to $125,000 in value, based upon the closing price of the Company’s stock on January 6, 2010.  The settlement agreement and note were executed and delivered on February 8, 2010, and 166,667 shares subsequently were delivered on March 1, 2010.

In partial settlement of approximately $292 thousand of an aggregate $575 thousand in unpaid salaries due and owing to current employees of the Company as of December 31, 2009, the board of directors has authorized the registration of 500,000 shares of Common Stock previously reserved under the Company’s 2009 Equity Incentive Plan as partial payment of up to 50% of the amount of unpaid salary due and owing to each current employee.  369,078 of those shares are to be issued upon completion of the registration process at an effective price of $0.79 per share.

Commitments and Contingencies

At December 31, 2009, we had the following financing obligations:

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

Under the terms of the remaining $1.8 million of the notes that were not converted, principal payments began being payable on September 1, 2008, and continued to be payable on the last day of each calendar quarter, and interest payments began being payable beginning February 1, 2008.

All principal and interest payments under the September 2007 notes is due and payable at December 31, 2009, in the approximate aggregate amount of $2 million.

January 2008 and April 2008 Debentures

In January 2008, we issued our January 2008 Debentures with an aggregate principal amount of $2.0 million. In April 2008, we issued our April 2008 Debentures in the aggregate principal amount of $3.5 million. On June 30, 2009, we entered into an amendment agreement that modified the terms of these debentures.  As modified, the debentures mature on December 31, 2012.  No interest accrues under the debentures until September 30, 2010, at which time interest will accrue at 6% per annum.  Semi-annual payments of interest only, in the approximate amount of $95 thousand, begin January 1, 2011, and continue until maturity.

September 2009 Debentures

On September 29, 2009, we entered into a securities purchase agreement with three accredited investors for the sale of 10% senior secured convertible debentures in the principal amount of $2.0 million. We refer to these debentures as our September 2009 Debentures.  In this transaction, in addition to the debentures, we issued to the investors warrants to purchase 3,000,000 shares of our common stock with an exercise price of $0.60 per share, or the “September 2009 warrants,” a warrant to purchase 2,250,000 shares of our common stock with an exercise price of $0.01 per share, or the “September 2009 par value warrant,” and 750,000 shares of our restricted common stock, or the “closing shares.”  One of the investors paid part of its subscription amount through the cancellation of approximately $1.2 million worth of short-term indebtedness we owed to such investor.  The securities purchase agreement further provided that we had the right, subject to certain conditions, to require the investors to purchase an aggregate of $1.0 million in additional principal amount of debentures.  We exercised that right on December 15, 2009, and issued an additional $1.0 million of debentures to the investors on that date.

The following is a summary of our convertible notes and debentures obligations as of December 31, 2009:

Convertible Notes and Debentures

2010	$1,764
2011	3,000
2012	6,332
2013	0
2014	0
Total convertible notes and debentures	$11,096

Operating and Capital Leases

Rent expense under leases totaled ($13) thousand and $254 thousand for the periods ended December 31, 2009 and 2008, respectively.  We have no future minimum rental payments required under non-cancelable leases as these have been recorded as restructuring costs and are included in other accrued expenses as at December 31, 2009. All capital leases were paid off in full during the year ended December 31, 2009.

On October 31, 2008, we relocated our Washington offices and abandoned the sub-leased premises of our former offices in Renton, Washington. The sublease for these premises runs through June 2010.  Subsequently, on March 5, 2010, the prime landlord filed a complaint against us for breach of contract and successor liability.  This matter was just served and we have not yet evaluated the claims made in this case.  We will need to evaluate and defend these claims.

On or about December 19, 2008, the landlord for the San Mateo premises filed a complaint claiming damages of $659 thousand and other amounts against the Company’s predecessor Etelos, Incorporated, a Washington corporation (“Etelos —WA”) in the Superior Court of San Mateo County, California (Case No. CIV 479535).  A default judgment was set aside because the landlord failed to properly serve either the Company or Etelos-WA. The Company was subsequently served properly and trial was set for February 8, 2010.  The parties went to mediation in January 2010 and subsequently entered into a settlement agreement, including a release of claims, in which we agreed: (a) to pay $66,000 in cash within 30 days, (b) to issue a $200,000 promissory note, with 6% interest, payable in 12 monthly payments beginning in July, 2010, and (c) to issue shares of Common Stock of the Company equal to $125,000 in value, based upon the closing price of the Company’s stock on January 6, 2010.  The settlement agreement and note were executed and delivered on February 8, 2010, and 166,667 shares subsequently were delivered on March 1, 2010.

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of the period ended December 31, 2009.

Going Concern Issue

During the year ended December 31, 2009, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt raised from qualified investors.  We remain dependent on outside sources of funding until our results of operations provide positive cash flows.  Our independent auditors issued a going concern explanatory paragraph in their report dated March 17, 2010. With our current level of funding, substantial doubt exists about our ability to continue as a going concern.

The financial statements contained in this report do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.  Our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations.  However, there is no assurance that profitable operations or sufficient cash flows will occur in the future.

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

Recent Accounting Pronouncements

During the third quarter of 2009, the Company adopted the new Accounting Standards Codification (“ASC”) as issued by the Financial Accounting Standards Board (FASB).  The ASC has become the authoritative source of US GAAP recognized by FASB to be applied by non-governmental entities.  The ASC is not intended to amend or change US GAAP.  The adoption of the ASC did not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued new standards for the accounting for transfers of financial assets. These new standards eliminate the concept of a qualifying special-purpose entity; remove the scope exception from applying the accounting standards that address the consolidation of variable interest entities to qualifying special-purpose entities; change the standards for de-recognizing financial assets; and require enhanced disclosure. These new standards are effective beginning in the first quarter of 2010, and are not expected to have a significant impact on the financial statements.

In June 2009, the FASB issued amended standards for determining whether to consolidate a variable interest entity. These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. These amended standards are effective beginning in the first quarter of 2010 and are not expected to have a significant impact on the financial statements.

In October 2009, the FASB issued new standards for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are required to be adopted in the first quarter of 2011; however, early adoption is permitted. The Company does not expect these new standards to significantly impact the financial statements.

In October 2009, the FASB issued new standards for the accounting for certain revenue arrangements that include software elements. These new standards amend the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. These new standards are required to be adopted in the first quarter of 2011; however, early adoption is permitted. The Company does not expect these new standards to significantly impact the financial statements.

In January 2010, the FASB issued amended standards that require additional fair value disclosures. These amended standards require disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers, beginning in the first quarter of 2010. Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011. The Company does not expect these new standards to significantly impact the financial statements.

ITEM 7A.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 9.                    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurances that material information related to our company is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls as of December 31, 2009.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2009, at the reasonable assurance level for the reasons discussed below related to material weaknesses in our internal control over financial reporting.

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

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2009 as a result of several material weaknesses in our internal controls.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  We had previously concluded that our internal control over financial reporting as of December 31, 2008, was not effective because of a lack of resources to obtain sufficient in-house personnel, as described below. Therefore, we have identified the following material weaknesses:

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

It is possible that we may have additional material weaknesses that we have not yet identified. We are in the process of attempting to remediate the above noted material weaknesses, but that remediation was not complete as of December 31, 2009, or the filing date of this report.

Our plans to remediate the identified material weaknesses include: developing action plans to complete the implementation of internal controls necessary to correct each such weakness; assessing the need to take additional actions including, but not limited, to the following: evaluate accounting and control systems to identify opportunities for enhanced controls; recruit and hire additional staff to provide greater segregation of duties; evaluate the need for other employee changes; and evaluate such other actions as our advisors may recommend.  During 2009, we engaged outside consultants with technical accounting knowledge and expertise to advise and ensure the preparation of our financial statements in accordance with GAAP, with particular emphasis on certain complex or non-routine transactions.  Nevertheless, our ability to remediate all weaknesses is substantially impaired by our limited financial resources.

Management does not believe that any of the Company’s annual or interim financial statements issued to date contain a material misstatement as a result of the aforementioned weaknesses in our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this annual report.

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

Changes In Internal Controls over Financial Reporting.

We did not make any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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

Our bylaws provide that the number of directors that shall constitute our whole board of directors shall not be less than one or more than nine.  The number of directors is determined by resolution of our board of directors or by our stockholders at our annual meeting.  Our current board of directors consists of four directors.

The following table sets forth certain information regarding our executive officers and directors as of December 31, 2009:

Name	Position	Age
Daniel J. A. Kolke	Chairman, Chief Executive Officer and Chief Financial Officer	39
Ronald A. Rudy	Director	67
Andy Liu	Director	33
Robert L. Thordarson	Director	43

Daniel J. A. Kolke

Danny Kolke founded Etelos, Incorporated in May 1999.  It is his vision and energy as the key architect that has driven development of the Etelos Ecosystem.  Mr. Kolke has served as a member of our board of directors and as various executive officers since our inception in 1999.  He has served as chairman of our board of directors since April 4, 2000. Mr. Kolke is widely respected as an industry-leading pioneer in SaaS and cloud computing and makes significant contributions to the Company and our board of directors as the key architect of the Etelos Ecosystem and as a lecturer and evangelist for SaaS and cloud computing.  He was appointed our chief executive officer in September 2008 and as our acting chief financial officer in December 2008.  He attended the Stanford Law School Directors College in 2008.

Ronald A. Rudy

Ronald A. Rudy has served as a director since March 1, 2006.  He has been an independent investor and consultant to the mortgage industry since September 2005. He founded Portland Mortgage Company in 1983 and served as its president and chief executive officer until it was acquired in 2004, until September 2005. Portland Mortgage Company was the largest independent Mortgage Banking Company in Oregon and Southwest Washington with over $1 billion in loan volume.  Mr. Rudy was responsible for managing all financial and regulatory reporting, and the management of a $39 million warehouse line of credit and the hedging operations in connection with $100-$150 million of loans in process.  His expertise in financial matters and experience in management of financial and regulatory matters make a major contribution to our board of directors.  Mr. Rudy served as president of the Oregon Mortgage Bankers Association in 1989 and as president of Oregon Executives in 2003.  Mr. Rudy served on the Board of Governors for The Mortgage Bankers Association from 1996-2003 and on the National Board of Directors of The Mortgage Bankers Association in 2003-2004. He also was president of the Portland Guadalajara Sisters Association in 2000 and a member of its board of directors from 1996-2001. Mr. Rudy is a graduate of the University of Portland and attended the Stanford Law School Directors College in 2008.

Andy Liu

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

Robert L. Thordarson

Bob Thordarson has served as a director since his appointment by the Board on October 20, 2008.  He brings 15 years of direct entrepreneurial experience to Etelos, most in the ideation, funding, launch and growth of startups within the Telecommunications and Web Services marketplace. He is founder and CEO of BluCapp, a Web services startup, and co-founder of Cequint, Inc., a software company revolutionizing mobile Caller ID services. He was formerly President of TechFaith America, a mobile handset ODM headquartered in Beijing (CNTF), and formerly CEO and Co-Founder of Consumerware, a telecommunications device design and manufacturing company focused on developing consumer products for North America’s largest telecommunications carriers. Mr. Thordarson brings hands-on operational and development experience to building companies, business and partner development, managing diverse and distributed teams and channel marketing. Mr. Thordarson studied Economics at the University of Washington.

There are no family relationships among our directors or executive officers.  There are no arrangements between any of our directors and any other person pursuant to which they have been appointed to the Board.

Audit Committee

We have a separately designated audit committee of our board of directors, established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Our audit committee is comprised of Messrs. Rudy and Thordarson.  The audit committee is responsible for the appointment, compensation, retention and oversight of our independent registered public accounting firm.  In addition, the committee reviews with our management and its independent auditors financial information that will be provided to stockholders and others, the systems of internal controls which management and our board have established and our audit and financial reporting processes. The committee operates under a written Audit Committee Charter adopted by our board, a copy of which can be found under the “Investor Information — Corporate Governance — Board Committee Charters” section of our website at www.etelos.com. Our audit committee met in April 2009 in connection with the audit of our 2008 financial statements, and met three times in 2009.   Our board of directors has chosen to use the independence standards of the Nasdaq Stock Market to evaluate the independence of its audit committee members.  Our board of directors has determined that all current members of the audit committee are “independent” as that term is defined in the current applicable rules of the Nasdaq Stock Market and also meet the additional criteria for independence of audit committee members under the applicable rules of the Exchange Act.  In addition, our board of directors believes that Mr. Rudy is an “audit committee financial expert” as defined in Item 407(d) of Regulation S-B.   Mr. Rudy has served as President & Chief Executive Officer of a major regional mortgage company, where he was responsible for managing all financial and regulatory reporting, and the management of $1 billion in loan volume, a $39 million warehouse line of credit, and the hedging operations in connection with over $100-$150 million of loans in process.  As a result of the successful management of these responsibilities, Mr. Rudy has extensive experience analyzing and evaluating financial statements, an understanding of generally accepted accounting principles, an understanding of internal control over financial reporting and an understanding of audit committee functions. Mr. Rudy is a graduate of the University of Portland and attended the Stanford Law School Directors College in 2008.

Code of Ethics

Our board of directors adopted a “Code of Conduct and Policy for Reporting Possible Violations” that applies to our directors and all employees, including our executive officers. Our code of ethics can be viewed by visiting our website at www.etelos.com and clicking on “Investors.” In the event we make any amendments to, or grant any waivers of, a provision of our code of ethics that applies to our principal executive officer, principal financial officer, or principal accounting officer that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefore on a Form 8-K or on our next periodic report in accordance with SEC rules.

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

Based solely on a review of the reports furnished to us, or written representations from reporting persons that all reportable transaction were reported, we believe that during the fiscal year ended December 31, 2009, our officers, directors and greater than ten percent stockholders timely filed all reports they were required to file under Section 16(a).

ITEM 11.                  EXECUTIVE COMPENSATION

Summary Compensation

The Summary Compensation Table below summarizes the total compensation paid or earned by each of our named executive officers during the years ended December 31, 2009 and 2008.  Throughout this prospectus, the individuals included in the Summary Compensation Table set forth below are referred to as the “named executive officers.”

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (2) ($)	All Other Compensation ($)	Total ($)
Daniel J.A. Kolke (1)	2009	200,489	—	—	518,874	—	719,363
Chief Executive Officer	2008	130,594	—	—	—	—	130,594

(1) Mr. Kolke was appointed Chief Executive Officer in September 2008 and Chief Financial Officer in November 2008; prior to that time he served as our Chief Technology Officer.

(2)  Represents the amount recognized for financial statement reporting purposes in respect of outstanding option awards in accordance with ASC 718. The assumptions made in valuing option awards reported in this column are discussed in Note 3, “Summary of Significant Accounting Policies” under “Stock-Based Compensation” and Note 12, “Accounting for Share-Based Compensation” to our financial statements included in this report.

Employment Agreement

Under the terms of the agreement between us and Mr. Kolke regarding his employment, Mr. Kolke is entitled to receive base salary in the amount of $175,000 payable in accordance with our payroll policies. In addition, in connection with his employment, on August 11, 2007, we granted Mr. Kolke an option to purchase up to 3,433,333 shares of common stock at an exercise price of $0.051 per share, of which 858,833 vested on the date of grant, 858,833 vested on the one year anniversary of August 11, 2008, and the balance vest ratably during the 24 months following August 11, 2008. If not exercised, the option expires on August 11, 2017.  On October 2, 2009, Mr. Kolke was granted an additional option to purchase 1,700,000 shares of common stock at an exercise price of $0.51 per share, of which  425,000 vested upon grant, 425,000 will vest on October 2, 2010, and the balance will vest ratably during the 24 months following October 2, 2010.  If not exercised, then these options expire on October 2, 2019.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2009:

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options exercisable (1)	Number of Securities Underlying Unexercised Options unexercisable (2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Daniel J.A. Kolke	2,861,111	572,222	—	0.051	08-11-2017	—	—	—	—
Daniel J.A. Kolke	425,000	1,275,000	—	0.51	10-02-2019	—	—	—	—

(1) Consists of the vested portion of options granted to Mr. Kolke pursuant to his August 2007 and October 2009 stock option grants.

(2) Consists of the unvested portion of options granted to Mr. Kolke, pursuant to his August 2007 or October 2009 stock option grants.  The unvested options granted in August 2007 vest monthly at the rate of 71,528 options per month, until August 2010.  The unvested options granted in October 2009 vest (a) 425,000 options on October 2, 2010, and (b) thereafter at 35,417 shares per month until October 2012.

Director Compensation

On March 5, 2008, our board of directors adopted a board compensation plan providing for (a) existing non-executive board members to receive options to acquire up to 10,000 shares of our common stock at an exercise price of $1.20 per share, which vest as to 50 percent on the 12 month anniversary of the date of grant and the remaining 50 percent on the 24 month anniversary of the date of grant; (b) new non-executive board members to receive options to acquire up to 10,000 shares of our common stock at an exercise price equal to the fair market value of our common stock on the date of grant, which vest as to 50 percent on the 12 month anniversary of the date of grant and the remaining 50 percent on the 24 month anniversary of the date of grant; (c) all re-elected board members to receive, upon their re-election, options to acquire up to 10,000 shares of our common stock at an exercise price equal to the fair market value of our common stock on the date of grant, which vest as to 100 percent on the 12 month anniversary of the date of grant; and (d) a quarterly payment of $1.5 thousand to each non-executive member of the board for their expenses in connection with attendance at quarterly board meetings and periodic board committee meetings.  In September 2009, our board of directors increased the annual grant size for non-executive directors to 100,000 options.

The table below sets forth the compensation the member of our board of directors received during the fiscal year ended December 31, 2009.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Ronald A. Rudy	6,000	30,522	0	36,522
Andy Liu	6,000	30,522	0	36,522
Robert L. Thordarson	6,000	30,522	0	36,522

(1)           Represents the amount recognized for financial statement reporting purposes in respect of outstanding option awards in accordance with ASC 718. The assumptions made in valuing option awards reported in this column are discussed in Note 3, “Summary of Significant Accounting Policies” under “Stock-Based Compensation” and Note 12, “Accounting for Share-Based Compensation” to our financial statements included in this report. At December 31, 2009, the following option awards were outstanding: (a) Ronald Rudy 120,000 options, of which 10,000 have vested as of the date of this report; (b) Andy Liu 110,000 options, 5,000 of which have vested; and (c) Robert L. Thordarson 110,000 options, 5,000 of which have vested.

10,000 of the options issued to Mr. Liu were amended by action of the board of directors, Mr. Liu abstaining, on October 2, 2009, which amended all unexpired or forfeited options previously granted on August 8, 2008, to revise the exercise price from $5.93 to $0.51, the closing price of the Company’s common stock on October 2, 2009.

We plan to enter into indemnification agreements with each of our directors (and our executive officers) on terms that we believe are reasonable, customary, and comparable to those entered into by other publicly traded companies in the United States.

ITEM 12.                  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 16, 2010, by (i) any person or group owning more than 5 percent of our common stock, (ii) each director, (iii) each of our named executive officers, and (iv) all named executive officers and directors as a group.  As of March 16, 2010, we had 23,939,810 shares of common stock issued and outstanding and 743,333 shares of Series A Preferred stock issued and outstanding.   Beneficial ownership is determined in accordance with Rule 13d-3(d) promulgated by the SEC under the Exchange Act and includes shares that can be acquired within 60 days through exercise or conversion of a security.  Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares and the address of such person is c/o Etelos, Inc., 26828 Maple Valley Highway #297, Maple Valley, Washington 93038.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class Beneficially Owned
Officers and Directors
Daniel J. A. Kolke	6,134,213	(1)	20.63%
Ronald A. Rudy	1,390,272	(2)	5.71%
Andy Liu	110,000	(3)	0.46%
Robert L. Thordarson	176,667	(4)	0.73%
Directors and Officers as a group	7,811,152	(5)	25.69%
5% Stockholders (other than officers or directors)
Don Morissette	10,853,650	(6)	43.30%
Enable Capital Management LLC	3,703,217	(7)	15.47%
Salzwedel Financial Communications, Inc.	3,000,000	(8)	11.57%

(1)               Consists of (i) 260,629 shares of common stock, (ii) 5,133,333 shares of common stock issuable upon exercise of options, (iii) 333,333 shares of common stock issuable upon conversion of Series A Preferred Stock, (iv) 333,333 shares of common stock issuable upon exercise of warrants, and (v) 73,585 shares of common stock held by Mr. Kolke’s spouse.

(2)               Consists of (i) 980,273 shares of common stock, (ii) 110,000 shares of common stock issuable upon exercise of options, (iii) 133,333 shares of common stock issuable upon conversion of Series A Preferred Stock, and (iv) 166,666 shares of common stock issuable upon exercise of warrants.

(3)               Consists of 110,000 shares of common stock issuable upon exercise of options.

(4)               Consists of (i) 33,334 shares of common stock, (ii) 110,000 shares of common stock issuable upon exercise of options, and (iii) 33,333 shares of common stock issuable upon exercise of warrants.

(5)               Consists of (i) 1,373,603 shares of common stock, (ii) 6,495,999 shares of common stock issuable upon exercise of options, (iii) 466,666 shares of common stock issuable upon conversion of Series A Preferred Stock, and (iv) 533,332 shares of common stock issuable upon conversion of warrants.

(6)               Don Morissette and Don Morissette, LLC collectively hold (i) 9,728,650 shares of common stock, (ii) 375,000 shares of common stock issuable upon exercise of warrants and (iii) 750,000 shares of common stock issuable upon conversion of a debenture.  Mr. Morissette may be contacted at 4230 Galewood, Suite 100, Lake Oswego, Oregon 97035.

(7)               Based solely upon information filed by this stockholder in a Form 4 filed with the SEC on January 12, 2010.  Enable Growth Partners, L.P., a Delaware limited partnership (“EGP”), Enable Opportunity Partners, L.P., a Delaware limited partnership (“EOP”), and Pierce Diversified Strategy Master Fund, LLC, a Delaware limited liability company (“Pierce”, and together with EOP and EGP, the “Investors”), collectively hold (i) 3,707,084 shares of our common stock, (ii) warrants to purchase 444,444 shares of our common stock at an exercise price of $0.75 per share, subject to certain adjustments (the “Enable Warrants”), (iii) a 6% convertible note (“Note 1”) in the aggregate principal amount of $924,000, which is convertible into shares of our common stock at a conversion rate of $0.75 per share, (iv) a 6% convertible note (“Note 2”) in the aggregate principal amount of $440,000, which is convertible into shares of our common stock at a conversion rate of $0.75 per share, (v) a 6% convertible note (“Note 3”) in the principal amount of $1,000,000, which is convertible into shares of our common stock at a conversion rate of $0.75 per share, and (vi) a 6% convertible note (“Note 4”, and together with Note 1, Note 2, and Note 3, the “Notes”) in the principal amount of $3,000,000, which is convertible into shares of our common stock at a conversion rate of $0.75 per share. Note 3, Note 4, and the Enable Warrants each contain an issuance limitation prohibiting the Investors from exercising or converting those securities to the extent that such exercise would result in beneficial ownership by the Investors of more than 4.99% of the Shares then issued and outstanding.  Enable Capital Management, LLC (“ECM”) is the investment manager and general partner of EOP and EGP. ECM also serves as the investment manager of Pierce. Mitchell S. Levine is the Managing Member of ECM and has voting and investment power over the securities held by the Investors. Thus, for the purposes of Reg. Section 240.13d-3, EGP, EOP, Pierce, ECM and/or Mr. Levine may be deemed to be beneficial owners of more than 10% of the shares. Mr. Levine holds 73,333 shares in his individual capacity. Accordingly, this table reflects the aggregate holdings of EGP, EOP, Pierce and Mr. Levine. Other than the shares held by Mr. Levine in his individual capacity, ECM and Mr. Levine do not hold directly any of the securities or derivative securities with respect thereto, and disclaim any beneficial ownership of any of the securities or derivative securities reported or excluded herein for purposes of Rule 16a-1(a) under the Exchange Act, except for their pecuniary interest therein.  ECM may be contacted at One Ferry Building Ste. 225, San Francisco, California 94111.

(8)              Consists of (i) 1,000,000 shares of common stock and (ii) 2,000,000 shares of common stock issuable upon exercise of options.

ITEM 13.                  CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

Related Transactions.

We previously entered into a series of loan transactions with the parents and two brothers of our chairman and chief executive officer, Mr. Daniel J.A. Kolke.  In connection with the settlement of these loans on December 30, 2007, we issued three unsecured promissory notes in the aggregate principal amount of $815.8 thousand which will become secured by certain of our presently unidentified assets if and when Mr. Kolke is no longer neither an employee nor a member of our board of directors. The unsecured promissory notes bear interest at 7.5 percent.  On December 22, 2009, our board of directors, with Daniel J.A. Kolke abstaining, approved the issuance of 434,754 shares of common stock of the company to Daniel & Selma Kolke, as payment of 45% of principal and 100% of accrued interest due on their note, as of December 31, 2009, at a value of $0.75 per share, or approximately $326 thousand.  The balance due on the note to Daniel & Selma Kolke as of December 31, 2009, was $324 thousand, and the principal amount outstanding under the other two promissory notes, in the aggregate, as of December 31, 2009, was $30 thousand.

In March 2009, we entered into a promissory note with Ronald A. Rudy, a member of our Board of Directors, in the principal amount of $100 thousand, bearing interest of 10% per annum.  On December 22, 2009, our board of directors, with Mr. Rudy abstaining, approved the issuance of 143,379 shares of our common stock to Mr. Rudy as payment in full of all principal and accrued interest due on the promissory note as of December 31, 2009, at a value of $0.75 per share.

On December 18, 2009, we entered into a promissory note with Daniel J.A. Kolke, our chairman, in the principal amount of $40 thousand, bearing interest at 6% per annum.  All principal on the note was paid in full on January 4, 2010.

Parent Companies.

We do not have a parent company.

Director Independence.

Our board of directors currently consists of four members, Daniel J. A. Kolke, Ronald A. Rudy, Andy Liu and Robert L. Thordarson.  Messrs. Rudy, Liu, and Thordarson are considered independent under the definition of independence established by The Nasdaq Stock Market.

ITEM 14.                  PRINCIPAL ACCOUNTANT FEES AND SERVICES

We have selected Stonefield Josephson, Inc. as our independent registered public accounting firm for 2009. The audit committee of our board of directors intends to meet with the auditor in June 2010 to discuss the terms of the audit engagement for fiscal 2010. Stonefield Josephson was our principal accountant for the fiscal year ended December 31, 2008. Representatives from Stonefield Josephson have been invited to attend the annual meeting. If they attend, they will be provided the opportunity to make a statement if they desire to do so, and are expected to be available to answer appropriate questions.

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
All Other Fees

includes any fees for services not covered above. Fees noted for both annual periods primarily represent fees associated with communications and attendance at meetings with management, the board of directors, and the audit committee of the board of directors.

The following table sets forth the aggregate fees billed for services from January 1, 2009, to December 31, 2009, by Stonefield Josephson:

Audit Fees	$247,000
Audit Related Fees	$—
Tax Fees	$10,000
All Other Fees	$4,000

Total	$261,000

The following table sets forth the aggregate fees billed for services from January 1, 2008, to December 31, 2008, by Stonefield Josephson:

Audit Fees	$330,000
Audit Related Fees	$218,000
Tax Fees	$41,000
All Other Fees	$13,000

Total	$602,000

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

(2) Financial Statement Schedules—as a smaller reporting company we are not required to provide the information required by this item.

(3) Exhibits

EXHIBIT INDEX

Exhibit No.	Description
2.1	Plan Proponents’ Third Amended Plan of Reorganization for the Debtor dated December 20, 2007 (incorporated by reference to the registrant’s Current Report on Form 8-K filed on April 23, 2008)
2.2

Agreement and Plan of Merger dated April 22, 2008 between Tripath Technology Inc. and Etelos, Incorporated (incorporated by reference to the registrant’s Current Report on Form 8-K filed on April 23, 2008)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the registrant’s Current Report on Form 8-K filed on April 23, 2008)
3.2	Bylaws (incorporated by reference to the registrant’s Current Report on Form 8-K filed on April 23, 2008)
3.3	Certificate of Designation For Series A Preferred Stock (incorporated by reference to the registrant’s Current Report on Form 8-K filed on December 5, 2008)
4.1	Form of common stock purchase warrant issued in connection with the January 2008 financing (incorporated by reference to the registrant’s Current Report on Form 8-K filed on April 23, 2008)
4.2

Form of original issue discount 6.0% senior secured convertible debenture issued in connection with the January 2008 financing (incorporated by reference to the registrant’s Current Report on Form 8-K filed on April 23, 2008)

4.3	Form of common stock purchase warrant issued in connection with the April 2008 financing (incorporated by reference to the registrant’s Registration Statement on Form S-1 filed on May 8, 2008)
4.4

Form of original issue discount 6.0% senior secured convertible debenture issued in connection with the April 2008 financing (incorporated by reference to the registrant’s Registration Statement on Form S-1 filed on May 8, 2008)

4.5	Form of convertible promissory note issued by Etelos, Incorporated in August and September 2007 (incorporated by reference to the registrant’s Registration Statement on Form S-1 filed on May 8, 2008)
4.6	Form of three year Common Stock Purchase Warrant dated December 3, 2008 (incorporated by reference to the registrant’s Current Report on Form 8-K filed on December 5, 2008)
4.7

Form of 10% Senior Secured Convertible Debenture issued in connection with September 2009 financing (incorporated by reference to the registrant’s Current Report on Form 8-K filed on September 30, 2009)

4.8

Form of warrant issued in connection with September 2009 financing with an exercise price of $0.60 per share (incorporated by reference to the registrant’s Current Report on Form 8-K filed on September 30, 2009)

4.9

Form of Warrant issued in connection with September 2009 financing with an exercise price of $0.01 per share (incorporated by reference to the registrant’s Current Report on Form 8-K filed on September 30, 2009)

4.10	Form of 10% Senior Secured Convertible Debenture issued in connection with January 2010 financing (incorporated by reference to the registrant’s Current Report on Form 8-K filed on January 26, 2010)
4.11

Form of warrant issued in connection with the January 2010 financing with an exercise price of $0.60 per share (incorporated by reference to the registrant’s Current Report on Form 8-K filed on January 26, 2010)

10.1

Loan and Security Agreement by and among Etelos, Incorporated and Bridge Bank, National Association dated October 5, 2007 (incorporated by reference to the registrant’s Current Report on Form 8-K filed on April 23, 2008)

10.2

The anti-dilution agreement entered between Etelos, Incorporated and each of Don Morissette and Ronald A. Rudy, as amended, dated March 6, 2008 (incorporated by reference to the registrant’s Current Report on Form 8-K filed on April 23, 2008)

10.3

Settlement Agreement and General Release of Claims dated December 30, 2007, among (i) Etelos, Incorporated, (ii) Robyn and Daniel J.A. Kolke, (iii) Selma and Daniel A. Kolke, (iv) Kristin and Desmond D. Kolke, and (v) Crystal and Raymond D. Kolke (incorporated by reference to the registrant’s Current Report on Form 8-K filed on April 23, 2008)

10.4	Promissory Note dated December 30, 2007 issued to Selma and Daniel A. Kolke (incorporated by reference to the registrant’s Current Report on Form 8-K filed on April 23, 2008)
10.5	Promissory Note dated December 30, 2007 issued to Daniel J.A. Kolke (incorporated by reference to the registrant’s Current Report on Form 8-K filed on April 23, 2008)
10.6	Promissory Note dated December 30, 2007 issued to Desmond D. Kolke (incorporated by reference to the registrant’s Current Report on Form 8-K filed on April 23, 2008)
10.7

Securities Purchase Agreement by and among Etelos, Incorporated and the purchasers identified therein dated as of January 31, 2008 (incorporated by reference to the registrant’s Current Report on Form 8-K filed on April 23, 2008)

10.8

Registration Rights Agreement by and among Etelos, Incorporated and the purchasers identified therein dated as of January 31, 2008 (incorporated by reference to the registrant’s Current Report on Form 8-K filed on April 23, 2008)

10.9

Security Agreement dated as of January 31, 2008 by and among Etelos, Incorporated and the holders of the original issue discount 6.0% senior secured convertible debentures issued in connection with the January 2008 financing (incorporated by reference to the registrant’s Current Report on Form 8-K filed on April 23, 2008)

10.10	Securities Purchase Agreement by and among Etelos, Incorporated and the purchasers identified therein dated as of

April 22, 2008 (incorporated by reference to the registrant’s Registration Statement on Form S-1 filed on May 8, 2008)
10.11

Amendment to Registration Rights Agreement by and among Etelos, Incorporated and the purchasers identified therein dated as of April 22, 2008 (incorporated by reference to the registrant’s Registration Statement on Form S-1 filed on May 8, 2008)

10.12#	Employment Agreement dated August 11, 2007 with Jeffrey L. Garon (incorporated by reference to the registrant’s Registration Statement on Form S-1 filed on May 8, 2008)
10.13#	Employment Agreement dated August 11, 2007 with Daniel J.A. Kolke (incorporated by reference to the registrant’s Registration Statement on Form S-1 filed on May 8, 2008)
10.14

Securities Purchase Agreement by and among Etelos, Incorporated and the purchasers identified therein related to the August and September 2007 convertible note offering (incorporated by reference to the registrant’s Registration Statement on Form S-1 filed on May 8, 2008)

10.15	Letter Agreement dated May 2, 2008 (incorporated by reference to the registrant’s Registration Statement on Form S-1 filed on May 8, 2008)
10.16	Form of Securities Purchase Agreement for Series A Preferred Stock dated December 3, 2008 (incorporated by reference to the registrant’s Current Report on Form 8-K filed on December 5, 2008)
10.17	Promissory Note dated April 17, 2009 issued to Enable Growth Partners LP (incorporated by reference to the registrant’s Current Report on Form 8-K filed on April 23, 2009)
10.18	Amendment Agreement dated June 30, 2009 (incorporated by reference to the registrant’s Current Report on Form 8-K filed on July 1, 2009)
10.19	Form of Securities Purchase Agreement dated September 29, 2009 (incorporated by reference to the registrant’s Current Report on Form 8-K filed on September 30, 2009)
10.20	Form of Security Agreement dated September 29, 2009 (incorporated by reference to the registrant’s Current Report on Form 8-K filed on September 30, 2009)
10.21	Form of Securities Purchase Agreement dated January 25, 2010 (incorporated by reference to the registrant’s Current Report on January 26, 2010)
10.22	Form of Amendment to Security Agreement dated January 25, 2010 (incorporated by reference to the registrant’s Current Report on January 26, 2010)
10.23*	Form of Settlement Agreement dated December 3, 2009 with Jeffrey L. Garon
10.24	Promissory Note dated July 9, 2009, issued to Enable Growth Partners LP (incorporated by reference to the registrant’s Quarterly Report on August 19, 2009)
10.25	Promissory Note dated August 10, 2009, issued to Enable Growth Partners LP (incorporated by reference to the registrant’s Quarterly Report on August 19, 2009)
11.1*	Statement re Computation of Per Share Earnings (included within the financial statements filed in this registration statement)
21.1	Listing of Subsidiaries (incorporated by reference to the registrant’s Current Report on Form 8-K filed on April 23, 2008)
23.1*	Consent of Stonefield Josephson, Inc., Independent Registered Public Accounting Firm
24.1*	Power of attorney (See signature page of this Report)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*     Filed with this report

#     Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Etelos, Inc.
(Registrant)

Date: March 17, 2010	/s/ Daniel J.A. Kolke
	By:	Daniel J.A. Kolke
	Title:	Chief Executive Officer

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

Signature	Title	Date

/s/ DANIEL J.A. KOLKE	Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)	March 17, 2010
Daniel J.A. Kolke

/s/ RONALD A. RUDY	Director	March 17, 2010
Ronald A. Rudy

/s/ ANDY LIU	Director	March 17, 2010
Andy Liu

/s/ ROBERT L. THORDARSON	Director	March 17, 2010
Robert L. Thordarson

ETELOS, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Etelos, Inc.:

We have audited the accompanying balance sheets of Etelos, Inc. as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2009. Etelos, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Etelos, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

As described in Note 4 to the financial statements, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s recurring net losses and accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans to address these matters are discussed in Note 4 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stonefield Josephson, Inc.

San Francisco, California

March 17, 2010

ETELOS, INC.
BALANCE SHEETS

(in thousands, except share data)

	December 31, 2009	December 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$445	$7
Accounts receivable	10	60
Prepaid expenses and other current assets	16	46
Accretion of interest on convertible notes payable	250	—
Total current assets	721	113

Property and equipment, net	46	82
Debt issuance costs	30	—
Other assets	2	10

Total assets	$799	$205

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,120	$983
Accounts payable related parties	27	42
Accrued payroll and related expenses	1,029	399
Other accrued expenses	1,229	1,381
Deferred revenue	8	64
Current portion convertible notes payable, net of discounts	1,764	7,264
Current portion notes payable	110	89
Current portion notes payable to related parties	108	132
Current portion capital leases	—	9
Warrant and derivative liability	315	108
Total current liabilities	5,710	10,471

Long-term convertible notes payable, net of premiums and discounts, less current portion	7,214	—
Long-term notes payable to related parties, less current portion	286	552
Long-term capital leases, less current portion	—	24

Total liabilities	13,210	11,047

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.01 par value: 50,000,000 shares authorized with liquidation preferences:
New Series A: 3,333,333 shares authorized; issued and outstanding: 743,333 shares at December 31, 2009 and 833,333 shares at December 31, 2008	7	8
Series A: 4,166,667 shares authorized; issued and outstanding - no shares at December 31, 2009 and 2008	—	—
Series B: 7,500,000 shares authorized; issued and outstanding - no shares at December 31, 2009 and 2008	—	—
Series C: 20,000,000 shares authrorized; issued and outstanding - no shares at December 31, 2009 and 2008	—	—
Common stock, $0.01 par value: 250,000,000 shares authorized; issued and outstanding -23,398,143 shares at December 31, 2009 and 23,027,624 shares at December 31, 2008	234	231
Additional paid-in capital	23,903	18,722
Accumulated deficit	(36,555)	(29,803)
Total stockholders’ deficit	(12,411)	(10,842)

Total liabilities and stockholders’ deficit	$799	$205

The accompanying notes are an integral part of these financial statements.

ETELOS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended
	December 31,
	2009	2008

Revenue	150	123
Cost of revenue	268	542
Gross loss	(118)	(419)

Operating expenses:
Research and development	1,315	2,640
Sales and marketing	826	1,657
General and administrative	3,062	3,164
Restructuring Costs	92	632
Change in valuation of liability related to warrants from settlement, financing, and consulting services	(299)	—
Total operating expenses	4,996	8,093

Loss from operations	(5,114)	(8,512)

Other income (expense):
Merger costs	—	(13,444)
Other income (expense)	15	(14)
Loss on extinguishment of debt	(587)	—
Total other income (expense)	(572)	(13,458)

Interest income (expense):
Interest expense, net	(561)	(479)
Amortization of notes discount and debt issuance costs and accretion of notes premium, net	(386)	(2,872)
Change in valuation of liability relating to embedded derivatives and warrants	(119)	6,965
Beneficial conversion of interest conversion	—	(991)
Total interest income (expense)	(1,066)	2,623

Loss before taxes	(6,752)	(19,347)

Provision for income taxes	—	—

Net loss	$(6,752)	$(19,347)

Beneficial conversion upon issuance of preferred stock	—	(22)

Net loss available to common stockholders	$(6,752)	$(19,369)

Basic and diluted net loss per share available to common stock holders	$(0.29)	$(1.07)

Weighted average number of common shares used in computing basic and diluted net loss per share	22,940	18,173

The accompanying notes are an integral part of these financial statements.

ETELOS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands, except share data)

	Preferred Stock
			Series A		Series B		Series C				Total
	New Series A		(Adjusted for par value)						Common Stock		Additional Paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit

Balance at December 31, 2007	—	$—	22,167	$665	40,000	$2,400	1,482,604	$568	6,791,313	$68	$1,787	$(10,434)	$(4,946)

Issuance of common stock for conversion of preferred stock	—	—	(22,167)	(665)	(40,000)	(2,400)	(1,482,604)	(568)	1,544,771	16	3,617	—	—
Issuance of common stock for convertible debt	—	—	—	—	—	—	—	—	3,283,200	33	2,361	—	2,394
Issuance of common stock for merger consideration	—	—	—	—	—	—	—	—	5,010,000	50	13,127	—	13,177
Issuance of common stock for interest conversion	—	—	—	—	—	—	—	—	147,990	2	197	—	199
Issuance of common stock under anti-dilution provisions	—	—	—	—	—	—	—	—	5,526,250	55	(55)	—	—
Issuance of common stock for warrants exercised	—	—	—	—	—	—	—	—	745,350	7	453	—	460
Issuance of common stock for stock options exercised	—	—	—	—	—	—	—	—	3,750	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	—	—	(25,000)	—	(36)	—	(36)
Issuance of warrants with convertible debt	—	—	—	—	—	—	—	—	—	—	73	—	73
Reclassify fair value of embedded derivative and warrant to liabilities	—	—	—	—	—	—	—	—	—	—	(4,392)	—	(4,392)
Beneficial conversion of interest conversion	—	—	—	—	—	—	—	—	—	—	991	—	991
Issuance of preferred stock, net of proceeds allocated to detachable warrants	833,333	8	—	—	—	—	—	—	—	—	470	—	478
Beneficial Conversion upon issuance of converted stock	—	—	—	—	—	—	—	—	—	—	22	(22)	—
Stock based compensation	—	—	—	—	—	—	—	—	—	—	107	—	107
Net Loss	—	—	—	—	—	—	—	—	—	—		(19,347)	(19,347)
Balance at December 31, 2008	833,333	8	—	—	—	—	—	—	23,027,624	231	18,722	(29,803)	(10,842)

Issuance of Preferred New Series A Stock	10,000	—	—	—	—	—	—	—	—	—	6	—	6
Issuance of common stock to consultant	—	—	—	—	—	—	—	—	1,000,000	10	500	—	510
Reclass warrant and derivative liability	—	—	—	—	—	—	—	—	—	—	931	—	931
Issuance of warrants with promissory notes	—	—	—	—	—	—	—	—	—	—	110	—	110
Issuance of common stock wtih Senior Secured Debentures	—	—	—	—	—	—	—	—	750,000	8	183	—	191
Issuance of Series I Warrants with Senior Secured Debentures	—	—	—	—	—	—	—	—	—	—	424	—	424
Issuance of Series II Warrants with Senior Secured Debentures	—	—	—	—	—	—	—	—	—	—	565	—	565
Beneficial conversion feature on issuance of Senior Secured Debentures	—	—	—	—	—	—	—	—	—	—	1,399	—	1,399
Issuance of common stock upon conversion of Preferred New Series A Stock	(100,000)	(1)	—	—	—	—	—	—	100,000	1	—	—	—
Issuance of common stock for accounts payable	—	—	—	—	—	—	—	—	180,000	2	91	—	93
Issuance of common stock for notes payable, notes payable to related parties, and accrued interest	—	—	—	—	—	—	—	—	607,072	6	449	—	455
Repurchase of common stock	—	—	—	—	—	—	—	—	(2,356,655)	(24)	(151)	—	(175)
Issuance of common stock for stock options exercised	—	—	—	—	—	—	—	—	90,102	—	19	—	19
Stock based compensation	—	—	—	—	—	—	—	—	—	—	655	—	655
Net loss	—	—	—	—	—	—	—	—	—	—	—	(6,752)	(6,752)
Balance at December 31, 2009	743,333	$7	—	$—	—	$—	—	$—	23,398,143	$234	$23,903	$(36,555)	$(12,411)

The accompanying notes are an integral part of these financial statements.

ETELOS, INCORPORATED

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(6,752)	$(19,347)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36	32
Amortization (accretion) of notes discount (premium)	305	2,872
Amortization of financing fees	—	323
Accretion of interest	163	—
Stock based compensation	655	107
Consulting expenses paid through issuance of common stock and warrants	1,511	—
BCF on interest payments	—	991
Change in valuation of embedded derivatives and warrant liability	(181)	(7,156)
Settlement expenses paid through issuance of warrants	—	130
Loss on extinguishment of restructured debentures	587	—
Merger costs paid in common stock	—	13,177
Changes in operating assets and liabilities:
Accounts receivable, net	50	(60)
Prepaid expenses and other current assets	30	(25)
Other assets	8	(58)
Debt issuance costs	(35)	—
Accounts payable	224	734
Accounts payables related parties	(15)	(14)
Accrued payroll and related expenses	647	(115)
Other accrued expenses	463	1,308
Deferred revenues	(56)	56
Net cash used in operating activities	(2,360)	(7,045)
Cash flows from investing activities:
Purchases of property and equipment	—	(64)
Net cash used in investing activities	—	(64)
Cash flows from financing activities:
Proceeds from notes payable	2,985	6,442
Payments of notes payable	(63)	(954)
Proceeds from issuance of common stock	2	460
Proceeds from issuance of preferred stock	6	625
Payments to repurchase common stock	(175)	—
Payment of fees for financing transactions	—	(234)
Proceeds from notes payable to related parties	140	—
Payments of notes payable to related parties	(64)	(132)
Payment on capital lease	(33)	(19)
Net cash provided by financing activities	2,798	6,188

Net increase (decrease) in cash and cash equivalents	438	(921)

Cash and cash equivalents at beginning of year	7	928

Cash and cash equivalents at end of period	$445	$7

Supplemental disclosures of cash flow information:
Cash paid for interest	16	126

Supplemental disclosures of non-cash financing activities:
Beneficial conversion feature on issuance of Senior Secured Debentures	1,399	—
Issuance of warrants with promissory notes, Series I and Series II warrants with Senior Secured Debentures	1,099	73
Reclass warrant and derivative liability	931	—
Issuance of common stock for notes payable, notes payable to related parties, and accrued interest	455	199
Issuance of common stock for convertible notes and debentures	191	2,394
Increase in convertible notes principal	413	—
Issuance of warrants and embedded derivatives as liabilities	255	—
Repurchase of common stock	—	(36)
Issuance of common stock for accounts payable	93	—
Issuance of common stock for stock options exercised in partial settlement of accrued payroll	17	—
Issuance of common stock under anti-dilution provisions	—	55
Issuance of common stock upon conversion of preferred stock	1	15

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

1. Organization

On February 8, 2007, Tripath Technology Inc., a Delaware corporation (“Tripath”), filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. On February 1, 2008, the bankruptcy court issued an order confirming approval of the Plan of Reorganization, including the merger and the transfer of all of Tripath’s existing assets into a separate bankruptcy estate and the discharge of all of Tripath’s liabilities.  The Plan of Reorganization also contemplated the merger of Etelos, Incorporated, a Washington corporation (“Etelos-WA”) with Tripath.  The overall impact of the confirmed Plan of Reorganization was for Tripath to emerge from the bankruptcy proceeding with no assets and no liabilities as a shell corporation and for all issued and outstanding securities of and interests in Tripath, including debentures, stock options (including, but not limited to, all stock options granted to employees), warrants, and other shares of common stock to be canceled and extinguished.

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

Information concerning number of shares outstanding for Etelos, Inc. including the conversion prices and number of shares issuable upon conversion of convertible securities and exercise prices of warrants and stock options and the number of shares issuable upon exercise of the options and warrants has been adjusted to reflect this stock split for all periods presented.  Also, the Shareholders’ Deficit section of the accompanying Balance Sheet has been adjusted to reflect the legal capital structure of Tripath adjusted for the change in authorized shares of common and preferred stock.

2.  The Company and Risks and Uncertainties

As used herein, unless the context requires otherwise, the terms the “Company,” “it,” “its,” or “Etelos” refers to Etelos, Inc., the corporation that survived the Merger.

Etelos has a Web Application distribution platform delivering Web Applications for businesses.  Etelos provides a Software-as-a-Service (SaaS) ecosystem for building, distributing, and using Web Applications, including a marketplace to deploy and support them.  Unlike other cloud computing and Platform-as-a-Service (PaaS) solutions, Etelos enables software manufacturers to migrate existing applications or create new applications, then package, distribute, host, bill, market and support their SaaS enabled applications through multiple private label Web application marketplaces.

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

The Company’s business model focuses on the sales and operation of private-label Web application marketplaces, including provision of the professional services required to develop, deploy and operate such marketplaces, and the launch of offerings of the Etelos Platform SuiteTM.   The Etelos Platform Suite is designed to allow Independent Software Vendors (ISVs) to implement a SaaS delivery version of their existing applications, whether or not those applications are already Web Applications, and to syndicate the offering of those applications through multiple private label marketplaces. In these difficult economic times, the Company believes that a variety of ISVs will have applications that they need to move to the Web for lower cost implementation, easier, simpler scalability, and broader distribution.  The Etelos Platform Suite also enables Marketplace Partners, including non-technology businesses, to have their own private label marketplaces and tools to offer SaaS Web Applications to better serve their customers in multiple distribution channels.

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

Cash and Cash Equivalents

Cash consists primarily of cash on deposit at federally-insured banks in the United States of America. Investment securities with maturity of ninety days or less at the time of purchase are considered cash equivalents. The Company’s investments are primarily comprised of money market funds and certificates of deposit, the fair market value of which approximates cost.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and generally do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the statements of cash flows.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents, and accounts receivable.  Cash and cash equivalents are maintained in federally insured banks in the United States of America.  Deposits in such banks may exceed US federally insured limits and be subject to the current risks and uncertainties of dealing with such US banks.

The Company’s accounts receivables are derived primarily from customers.  For the year ended December 31, 2009, to the date of this report, the Company had limited revenues, primarily from consulting projects for a very limited number of customers in projects of varying sizes and duration.  During 2009, three customers comprised 77% of total revenues and each of these customers accounted for more than 10 percent of revenue during the year ended December 31, 2009.  There were no accounts receivable from those three customers as of December 31, 2009; one other customer accounted for 100% of the Company’s accounts receivable as of December 31, 2009.  In the year ended December 31, 2008, no single customer accounted for 10% or more of the Company’s revenue, nor for 10% or more of the Company’s accounts receivable in the year ended December 31, 2008.

Allowance for Doubtful Accounts

The Company provides, when appropriate, an allowance for doubtful accounts to ensure trade receivables are not overstated due to uncollectability. The collectability of the Company’s receivables is evaluated based on a variety of factors, including the length of time receivables are past due, indication of the customer’s willingness to pay, significant one-time events, and historical experience. As of December 31, 2009 and 2008, the Company determined that an allowance for doubtful accounts was not necessary or warranted.

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

Property and Equipment

Property, furniture, and equipment are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets, which the Company currently believes are three to five years. Fixed assets are composed of computer equipment under capital leases with cost of $39 thousand in both years and with accumulated depreciation of approximately $23 thousand and $14 thousand as of December 31, 2009 and 2008, respectively. Depreciation expense for the years ended December 31, 2009 and 2008 was approximately $36 thousand and $32.5 thousand, respectively.

	December 31,
	2009	2008
	(In thousands)
Details of property and equipment are as follows:
Computer equipment	$88	$88
Furniture and fixtures	2	2
Leased equipment	39	39
Software	4	4
	133	133
Less: accumulated depreciation and amortization	(87)	(51)
	$46	$82

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

Revenue Recognition

Etelos distributes Web Applications and it Marketplace Platform as a subscription service using the SaaS or software-on-demand business model and allow third parties to offer their products or services through storefronts in an Etelos Marketplace, and to advertise on its web site or in its magazine for a fee.  It also licenses certain of its software products under perpetual and term licenses.  Revenues are recognized on these service and licensing transactions using the criteria in ASC 605-10, “Revenue Recognition” (ASC 605-10), and ASC 985-605, “Software Revenue Recognition” (ASC 985-605), respectively, which both provide that revenue may be recognized when all of the following are met:

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

For software licensed under term or perpetual agreements, persuasive evidence of an arrangement is evidenced by a binding agreement signed by the customer and delivery generally occurs upon delivery of the software to a common carrier. If a significant portion of a fee is due after normal payment terms of typically 30 days, then revenue is recognized as the fees become due. If the Company determines that collection of a fee is not reasonably assured, then it defers the fees and recognizes revenue upon cash receipt, provided that all other revenue recognition criteria are met.

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

Stock Based Compensation

The Company accounts for its stock-based compensation in accordance with ASC 718-10, “Compensation — Stock Compensation” (ASC 718-10) using the Black-Scholes Merton model to value all stock based compensation awards.  The Company has recorded compensation cost in the statement of operations based on the fair value of the award for the requisite service period.  The Company also estimates forfeitures in calculating the expense relating to share-based compensation as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur.  The Company recognized $655 thousand and $107 thousand of expense for the years ended December 31, 2009 and 2008, respectively.

ASC 718-10 requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to its loss position, there were no such tax benefits during the year ended December 31, 2009 and 2008. Prior to the adoption of ASC 718-10, those benefits would have been reported as operating cash flows had we received any tax benefits related to stock option exercises.

Advertising

Advertising and other promotional costs, which consist primarily of public relations activities, are expensed as incurred, and were approximately $7 thousand and $21 thousand, for the years ended December 31, 2009 and 2008, respectively.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  As of the date of the adoption of ASC 740-10-25, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any such interest expense recognized during the years ended December 31, 2009 and 2008. The Company’s effective tax rate differs from the federal statutory rate primarily due to increases in its deferred income tax valuation allowance.

Net Loss per Share

Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period, excluding any unvested restricted stock that is subject to repurchase. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of unvested restricted stock (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and the conversion of the Company’s convertible notes and debentures (using the if-converted method).  As their effect is antidilutive, 9,547,998 and 4,086,497 shares of common stock exercisable under outstanding employee stock options, 9,864,444 and 2,091,000 shares of common stock exercisable under outstanding warrants, 13,246,027 and 6,535,963 shares of common stock issuable upon conversion of the outstanding convertible notes payable and debentures and accrued interest, as of December 31, 2009 and 2008, respectively, have been excluded from this calculation.  The average exercise price of outstanding employee stock options and warrants to purchase the Company’s common stock is $0.32 and $0.26, and $0.45 and $1.41, respectively, at December 31, 2009 and 2008.

The following table, which has been adjusted to reflect the three for one conversion ratio effected in connection with the Merger, sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share amounts):

	For the Year
	Ended December 31
	2009	2008

Numerator:
Net (loss)	$(6,752)	$(19,347)

Beneficial conversion upon issuance of preferred stock	—	(22)

Net (loss) available to common stockholders	$(6,752)	$(19,369)

Denominator:
Weighted average common stock	22,940	18,173

Net loss per share:
Basic and Diluted	$(0.29)	$(1.07)

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

Subsequent Events

Etelos has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements.

Reclassification

Certain operating expenses have been reclassified in 2008 to be consistent with and comparable to the classification in 2009.

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

4. Going Concern

The financial statements have been prepared with the assumption that the Company will continue as a going concern.  The Company has experienced net losses of $6.8 million and $19.3 million for the years ended December 31, 2009 and 2008, respectively, and has a total stockholders’ deficit of $12.4 million as of December 31, 2009.  The Company’s recurring net losses and accumulated deficit raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might arise should it be unable to continue as a going concern.

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

The Company’s cash balance including proceeds from its recent debt financings and preferred stock financing may not be sufficient to fund operations beyond early-mid 2010.  If cash reserves are not sufficient to sustain operations, then management plans to further reduce operating expenses and/or raise additional capital by selling shares of capital stock or other securities that could result in substantial dilution to existing shareholders.  However, there are no commitments or arrangements for future financings in place at this time and the Company can give no assurance that such capital will be available on favorable terms, or at all.  The Company may need additional financing thereafter until it can achieve profitability.  If it cannot, then it will be forced to further curtail operations or possibly be forced to evaluate a sale or liquidation of assets.  Even if it is successful in raising additional funds, there is no assurance regarding the terms of any additional investment.

On January 25, 2010, the Company entered into a securities purchase agreement with an entity affiliated with Donald W. Morissette, who, together with his affiliates, beneficially owns more than 10% of the Company’s outstanding common stock, for the sale of 10% senior secured convertible debentures, identical to the September 2009 Debentures, in the principal amount of $250,000. In this transaction, in addition to the debentures, the Company issued a warrant to purchase 375,000 shares of its common stock with an exercise price of $0.60 per share and 375,000 shares of its restricted common stock, or the “closing shares.”  This transaction is referred to as the January 2010 financing in this report. The securities purchase agreement further provided that the Company had the right, subject to certain conditions, to require the investor to purchase an aggregate of $125,000 in additional principal amount of debentures between March 15 and 31, 2010. The Company exercised that right on March 15, 2010, and issued $125 thousand in additional debentures on that date.

5.  Recently Issued Accounting Standards

During the third quarter of 2009, the Company adopted the new Accounting Standards Codification (“ASC”) as issued by the

Financial Accounting Standards Board (FASB).  The ASC has become the authoritative source of US GAAP recognized by FASB to be applied by non-governmental entities.  The ASC is not intended to amend or change US GAAP.  The adoption of the ASC did not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued new standards for the accounting for transfers of financial assets. These new standards eliminate the concept of a qualifying special-purpose entity; remove the scope exception from applying the accounting standards that address the consolidation of variable interest entities to qualifying special-purpose entities; change the standards for de-recognizing financial assets; and require enhanced disclosure. These new standards are effective beginning in the first quarter of 2010, and are not expected to have a significant impact on the financial statements.

In June 2009, the FASB issued amended standards for determining whether to consolidate a variable interest entity. These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. These amended standards are effective beginning in the first quarter of 2010 and are not expected to have a significant impact on the financial statements.

In October 2009, the FASB issued new standards for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are required to be adopted in the first quarter of 2011; however, early adoption is permitted. The Company does not expect these new standards to significantly impact the financial statements.

In October 2009, the FASB issued new standards for the accounting for certain revenue arrangements that include software elements. These new standards amend the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. These new standards are required to be adopted in the first quarter of 2011; however, early adoption is permitted. The Company does not expect these new standards to significantly impact the financial statements.

In January 2010, the FASB issued amended standards that require additional fair value disclosures. These amended standards require disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers, beginning in the first quarter of 2010. Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011. The Company does not expect these new standards to significantly impact the financial statements.

6. Convertible Notes and Debentures and Embedded Derivative and Warrant Liability

Convertible notes and debentures comprise (in thousands):

	December 31, 2009	December 31, 2008
6% convertible notes	$1,764	$1,764
January 2008 Debentures	2,320	2,000
April 2008 Debentures	4,012	3,500
September 2009 Debentures	3,000	—
	11,096	7,264
Plus (less) premium (discount) on notes payable	(2,118)	—

	8,978	7,264
Less current portion of convertible notes payable	(1,764)	(7,264)

Long term convertible notes payable, net of premium (discount), less current portion	$7,214	$—

6% Convertible Notes

During the period August 2007 to October 2007, the Company issued 6 percent convertible notes with a face value of $3,326 thousand at an original issue discount of 10 percent with detachable warrants to purchase shares of its common stock in exchange for $3,024 thousand.  These notes mature on March 31, 2009, with interest due and payable on February 1, 2008, and on the last day of each calendar quarter thereafter. The Company was required to make payments on the outstanding principal balance beginning September 1, 2008, and on the 1st day of each calendar quarter thereafter. The default interest rate is 8 percent. The notes and unpaid interest are convertible into shares of the Company’s common stock at the option of the holder or involuntarily upon the occurrence of certain financing events. As of December 31, 2009, $1,562 thousand of the face value of the 6% convertible notes have been converted to 2,083 thousand shares of the Company’s common stock and $1,764 thousand remain outstanding. The Company failed to make the required interest and principal payments on the 6 percent convertible notes during the year ended December 31, 2009, and through the date of these financial statements. Accordingly, the Company is in default under the terms of the 6 percent convertible notes, which results in all principal and interest related to the 6 percent convertible notes becoming due and payable to the holders. As a result, the Company has accrued interest on the 6 percent convertible notes at the default rate of 8 percent and classified all amounts due related to the 6 percent convertible notes as current liabilities.

In addition, the purchasers of the 6 percent convertible notes received warrants, which are fully exercisable, to purchase 1,080,000 shares of the Company’s common stock at an exercise price of $1.20. The warrants expire August through October 2013, unless they are earlier automatically terminated upon (i) a public offering of the Company’s common stock, (ii) sale of the Company, or (iii) a change in control. At December 31, 2009, all of these warrants had been exercised or expired and none are outstanding.

January 2008 Debentures — Prior to Amendment on June 30, 2009 (see below)

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

The detachable warrants, which are fully exercisable, to purchase 222,222 shares of our common stock, expire in January 2011 and are exercisable at a price of $1.80 per share, subject to adjustment.  As of December 31, 2009, none of these warrants had been exercised.

Amendment of January 2008 Debentures

On June 30, 2009, the Company executed an amendment agreement to restructure the January 2008 Debentures. Under the terms of the agreement, the maturity of the debentures was extended to December 31, 2012; the outstanding interest as of June 30, 2009, and interest that would have been earned under the original terms of the Debentures was added to principal as of June 30, 2009; the interest rate was reduced to 0% until September 30, 2010; the monthly amortizing redemption payment schedule was eliminated and replaced with a requirement to pay interest only on a semi-annual basis beginning January 1, 2011, and to pay principal at maturity; the option to make principal and interest payments in shares of common stock instead of cash was removed; the anti-dilution provisions were modified so that the conversion price cannot be reduced below $0.10 as a result of subsequent equity sales; the registration rights agreement entered into in conjunction with the debentures was terminated; the optional redemption amount was reduced to 100% of the then outstanding principal amount plus accrued but unpaid interest and plus all liquidated damages and other amounts due; and all past defaults were waived. Additionally, the warrants issued in conjunction with the debentures were modified so that the warrant may be exchanged for a share of common stock on a 1:1 basis, and were modified to eliminate the anti-dilution provisions afforded for subsequent equity sales at a price lower than the original conversion price. No direct fees were either charged by or received from the debenture holders for the restructuring.

The Company evaluated the restructuring of the January 2008 Debentures under the guidance in ASC 470-50 “Debt — Modifications and Extinguishments” (ASC 470-50) as of June 30, 2009. The Company concluded that the restructuring of the January 2008 Debentures met the definition of an extinguishment of debt as the terms of the modified debentures were substantially different from the original terms. Accordingly, the Company recorded the difference between the fair value and carrying value of the January 2008 Debentures as a loss on extinguishment of debt of $299 thousand in earnings for the year ended December 31, 2009.

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

The Company recorded a debt premium of $299 thousand related to the difference between the fair value and the revised principal amount of the January 2008 Debentures, along with the increase in the fair value of the embedded conversion option of $50 thousand as a debt discount, and debt issuance costs related to fees incurred by the Company from service providers related to the restructuring of the January 2008 Debentures of $9 thousand were capitalized as Debt Issuance Costs. These items will be accreted or amortized to earnings over the revised maturity date of the January 2008 Debentures using the effective interest method.

April 2008 Debentures — Prior to Amendment on June 30, 2009 (see below)

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

The detachable warrants, which are fully exercisable, to purchase 388,889 shares of our common stock, expire in April 2011 and are exercisable at a price of $1.80 per share, subject to adjustment.  As of December 31, 2009, none of these warrants had been exercised.

In connection with the January 2008 Debentures and the April 2008 Debentures, the Company also entered into a registration rights agreement with the investors, pursuant to which it agreed to file a registration statement covering the resale of the shares of common stock that may be issued to such investors upon the conversion of the debentures, payment in kind, and the exercise of the related warrants.  The Company agreed to maintain the effectiveness of the registration statement (subject to certain limitations) for a period of time until the holders can sell the underlying common stock without volume restrictions under Rule 144 of the Securities Act of

1933, or the Securities Act. If the registration statement is not declared effective by an agreed to date, or if the Company fails to maintain the effectiveness of the registration statement, then the Company is required to pay to each investor, as partial liquidated damages, cash equal to 1.0 percent of the aggregate purchase price paid by such investor for the securities purchased in the financing and then held by such investor, and must pay to such investor 1 percent for each subsequent 30-day period that the default remains uncured, up to a maximum aggregate liquidated damages amount of 10 percent of the aggregate purchase price paid by the holders of the debentures.

The Company’s registration statement was effective July 31, 2008, which was eight days after the deadline in the registration rights agreements. However, the penalties for this delay were waived in the agreement to restructure the January 2008 and April 2008 Debentures on June 30, 2009.

Amendment of April 2008 Debentures

On June 30, 2009, the Company executed an amendment agreement to restructure the April 2008 Debentures in the same manner described above for the January 2008 Debentures.

The Company evaluated the restructuring of these debentures under the guidance of ASC 470-50 and concluded that the restructuring of the April 2008 Debentures did not meet the definition of an extinguishment of debt, as the terms of the modified debentures were not substantially different from the original terms. However, as the April 2008 Debentures included an embedded conversion feature, the Company was required to account for any increase in the fair value of the embedded conversion option immediately prior to and immediately after the transaction as a debt discount with the credit being recorded as additional paid in capital. Accordingly, the Company recorded the increase in the fair value of the embedded conversion option of $80 thousand as a debt discount that will be amortized over the revised maturity date of the April 2008 Debentures using the effective interest method.

As part of the restructuring of the April 2008 Debentures, the outstanding accrued interest of $249 thousand as of June 30, 2009, was reclassified to outstanding principal, and the aggregate interest that would have accrued under the original terms of the debentures from July 1, 2009, through September 30, 2010, of $263 thousand was recorded as an increase to outstanding principal with the corresponding debit amount being recorded as Accreting Interest on Convertible Notes Payable. This interest amount will be accreted to earnings over the revised maturity date of these Debentures using the effective interest method.

September 2009 Debentures

On September 30, 2009, the Company issued 10% Senior Secured Debentures (the “September 2009 Debentures”) with a principal amount of $2.0 million, warrants to purchase 5,250,000 shares of our common stock, and 750,000 shares of our common stock in exchange for $0.8 million in cash and the cancellation of $1.2 million in promissory notes and accrued interest.  Seventy-five percent of the September 2009 Debentures are held by Enable Capital.  Enable Capital beneficially owns more than 10% of the Company’s common stock.  The September 2009 Debentures are due on September 30, 2011, and bear interest at 10 percent per annum payable quarterly on January 1, April 1, July 1, and October 1, commencing January 1, 2010.  The principal amount is due on maturity.  The September 2009 Debentures are convertible at anytime at the discretion of the holder at a conversion price per share of $0.50, subject to a cap on the beneficial ownership of its shares of common stock by the holders and their affiliates following such conversion. The conversion price is adjusted upon a stock split, reverse stock split, or upon issuance of stock dividends, whereby the conversion price would be adjusted to ensure that the holder would be receiving the same number of shares, as though the conversion right had been exercised prior to the triggering event.  Further, the conversion price is adjusted if common stock or equivalents are subsequently sold or re-priced at a price below the conversion price, or rights, options or warrants are issued to holders of its common stock entitling them to purchase common stock at prices lower than the volume weighted average price on the date issued, with a floor for the conversion price of $0.10 per share.

The Company has the option to redeem the September 2009 Debentures before their maturity by payment in cash of an amount equal to 100 percent of the then outstanding principal amount, plus outstanding accrued interest and other charges, and all interest that would have accrued if the outstanding principal amount had remained outstanding through maturity.  This redemption option is subject to the Company meeting certain equity conditions, including having the daily dollar trading volume for its common stock exceed $250 thousand for each of the 20 consecutive trading days before the date in question and having a currently effective registration statement covering the shares of common stock issuable upon conversion of the debentures, subject to the applicable cap on the beneficial ownership of its shares of common stock by the holders and their affiliates following such conversion.  The September 2009 Debentures are collateralized by substantially all the assets of the Company.

The September 2009 Debentures impose certain covenants on the Company, including restrictions against incurring additional indebtedness, creating any liens on its property, amending its certificate of incorporation or bylaws, redeeming or paying dividends on shares of our outstanding common stock, and entering into certain related party transactions.  The September 2009 Debentures also define certain events of default, including, without limitation, failure to make a payment obligation, failure to observe other covenants of the debenture or related agreements (subject to applicable cure periods), breach of representation or warranty, bankruptcy, default under another significant contract or credit obligation, delisting of its common stock, a change in control, failure to secure and maintain an effective registration statement covering the resale of the common stock underlying the debentures and the warrants, or failure to deliver share certificates in a timely manner.  In the event of default, the holders of the September 2009 Debentures have the right to accelerate all amounts outstanding under the debentures and demand payment of a mandatory default amount equal to the greater of (i) the outstanding principal amount plus all accrued and unpaid interest divided by the conversion price multiplied by the volume weighted average price or (ii) 120 percent of the amount outstanding, plus accrued interest and expenses, and all interest that would have accrued if the then outstanding principal amount had remained outstanding through maturity. Additionally the mandatory default amount would also include all other amounts, costs, expenses and liquidated damages due in respect of the debentures.

The detachable warrants, which are fully exercisable, to purchase 3,000,000 and 2,250,000 shares of our common stock, expire in September 2014 and September 2016, respectively, and are exercisable at a price of $0.60 and $0.01 per share, respectively, subject to adjustment.  The warrants may be exchanged for a share of common stock on a 1:1 basis, and the warrants that expire in September 2014 include a floor on the exercise price of $0.10 per share.  As of December 31, 2009, none of these warrants had been exercised.

As part of the issuance of the September 2009 Debentures, the Company exchanged existing promissory notes with an aggregate principal amount of $1,150 thousand for a like portion of the September 2009 Debentures. The Company evaluated the restructuring of these promissory notes under ASC 470-50 as of September 30, 2009 and concluded that the restructuring of the various promissory notes met the definition of an extinguishment of debt as the terms of the September 2009 Debentures were substantially different from the original terms of the promissory notes due to the insertion of a conversion feature. Accordingly, the Company recorded the difference between the fair value of the September 2009 Debentures and carrying value of the promissory notes as a loss on extinguishment of debt of $288 thousand in earnings for the year ended December 31, 2009, including the remaining unamortized debt discount recorded on the July 2009 promissory note of $68 thousand.

The Company recorded a debt premium of $220 thousand related to the difference between the fair value and the principal amount of the September 2009 Debentures, and debt issuance costs related to fees incurred by the Company of $25 thousand were capitalized as Debt Issuance Costs. Additionally, the Company recognized a further debt discount due to a beneficial conversion feature on the issuance of the September 2009 Debentures of $776 thousand.  These items will be accreted or amortized to earnings over the maturity date of the September 2009 Debentures using the interest method.

At December 15, 2009, the purchasers of the September 2009 Debentures executed and delivered all documents and payments to purchase an aggregate of $1.0 million in additional principal amount of September 2009 Debentures.  The Company recognized a debt discount due to a beneficial conversion feature on the issuance of these September 2009 Debentures of $623 thousand, which will be amortized to earnings over the maturity date of the September 2009 Debentures using the interest method.

Embedded Derivatives

The Company has evaluated the embedded derivatives included in the 6% Convertible Notes, and the January 2008, April 2008, and the September 2009 Debentures, consisting of the conversion features and certain put and call features described above, under the guidance in ASC 815-10 “Derivatives and Hedging” (ASC 815-10) on the issuance date of the Convertible Notes and the January 2008, April 2008, and September 2009 Debentures, and on each subsequent reporting date.  The purpose of the evaluation is to determine whether the embedded derivatives need to be bifurcated from the debt host and accounted for as a derivative at their estimated fair value as a liability at the date of issuance and thereafter, adjusted to estimated fair value with a charge or credit to the Company’s statement of operations.  ASC 815-10 generally indicates that if the conversion features are (i) indexed to the Company’s capital stock under the guidance in ASC 815-40-15, “Derivatives and Hedging — Contracts in Entity’s Own Equity — Scope and Scope Exceptions” (ASC 815-40-15), and (ii) would be classified as equity if a freestanding derivative under the guidance in ASC 815-40-25 “Derivatives and Hedging — Contracts in Entity’s Own Equity — Recognition” (ASC 815-40-25) then the embedded derivatives need not be bifurcated from the debt host.  ASC 815-40-25 generally requires, among other factors, that (i) the Company can settle the derivative in cash or its own stock, at its option, (ii) settlement can be made in unregistered shares, and (iii) the Company has sufficient authorized shares to issue shares of its common stock for all equity instruments convertible to or which can be exercised for its capital stock.  ASC 815-10 also provides guidance on when put and call features included in a debt host agreement are not clearly and closely related to the debt host must be bifurcated and recorded as a liability.  The January 2008, April 2008 and September 2009 Debentures include put and call features.

Embedded Derivatives — 6% Convertible Notes

Prior to the restructuring of the January 2008 and April 2008 Debentures on June 30, 2009, the Company concluded that the conversion features embedded in the 6% Convertible Notes met the criteria in ASC 815-10 at issuance and through April 21, 2008, the day prior to the merger with Tripath, because the conversion to the Company’s common stock could only be settled in its capital stock, the capital stock could be unregistered and the sufficiency of the authorized shares was under the Company’s control as it could control the outcome of a shareholder vote to increase the authorized shares.  However, on the date of the merger with Tripath, April 22, 2008, the Company concluded it no longer had control to ensure the sufficiency of its authorized shares of common stock and recorded the conversion features embedded in the 6% Convertible Notes with an estimated fair value of $3,674 thousand and recorded the amount as Warrant and Derivative Liability. At December 31, 2008, and June 30, 2009, the estimated fair value of the conversion features was subsequently revalued to $2 thousand and $0 thousand, respectively, with the related credit of $3,672 and $2 thousand included in the Company’s statement of operations in interest expense for the year ended December 31, 2008, and the six months ended June 30, 2009, respectively. The Company determined the estimated fair value of the conversion features on April 22 and December 31, 2008, and June 30, 2009, by using the Black-Scholes Merton valuation model and the following assumptions: fair value of the Company’s common stock of $2.91, $0.33, and $0.36, respectively, per share; terms of 0.95, 0.25, and 0 years, respectively; risk free interest rates of 1.82%, 0.11% and 0.0%, respectively; and volatility of 47.16%, 73.59%, and 0.0%, respectively. Probabilities were then applied to the outputs using the Matlab Monte Carlo Simulation of the Company’s stock prices to arrive at a value for the conversion options.

Upon the restructuring of the Company’s January 2008 and April 2008 Debentures on June 30, 2009, the Company concluded that the conversion features embedded in the 6% Convertible Notes met the criteria in ASC 815-10 to be accounted for as an equity instrument because the Company had control to ensure the sufficiency of its authorized shares of common stock, as the modified anti-dilution provisions relating to the January 2008 and April 2008 Debentures include a floor on the conversion price adjustment as a result of any subsequent equity sales. Due to the change in classification from liability to equity, the Company recorded a reclassification of the fair value as of June 30, 2009 to additional paid in capital of $0 thousand. As of December 31, 2009, the Company continues to conclude that the conversion features embedded in the 6% Convertible Notes meet the criteria in ASC 815-10 to be accounted for as an equity instrument.

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

Upon the restructuring of the January 2008 and April 2008 Debentures on June 30, 2009, the Company concluded that the conversion features embedded in the January 2008 and April 2008 Debentures met the criteria in ASC 815-10 to be accounted for as an equity instrument because the Company had control to ensure the sufficiency of its authorized shares of common stock, as the modified anti-dilution provisions relating to the January 2008 and April 2008 Debentures include a floor on the conversion price adjustment as a result of any subsequent equity sales, and because the conversion features no longer are required to be settled in registered shares. Due to the change in classification from liability to equity, the Company recorded a reclassification of the fair value of the conversion features embedded in the January 2008 and April 2008 Debentures as of June 30, 2009, to additional paid in capital of $0 thousand and $2 thousand, respectively. As of December 31, 2009, the Company continues to conclude that the conversion features embedded in the January 2008 and April 2008 Debentures meet the criteria in ASC 815-10 to be accounted for as an equity instrument.

The Company also concluded that the put and call in the January 2008 and April 2008 Debentures were embedded derivatives that were not clearly and closely related to the debt host and therefore should be bifurcated from the debt host along with the conversion features and recorded as a liability at their estimated fair value at issuance.  The Company determined the net fair value of the put and call embedded in the January 2008 and April 2008 Debentures on April 22 and December 31, 2008, to be de minimus.

As of December 31, 2009, the Company concluded that the put and call features embedded in the January 2008 and April 2008 Debentures continue to be not clearly and closely related to the debt host and therefore should be bifurcated from the debt host and recorded as a liability at their estimated fair value. The Company determined the net fair value of the put and call to be $93 thousand and $161 thousand for the January 2008 and April 2008 Debentures, respectively, with the related debit of $93 thousand and $161 thousand, respectively, included in the Company’s statement of operations in interest expense for the year ended December 31, 2009. The Company determined the estimated fair value of the put on December 31, 2009, using the Black-Scholes Merton valuation model and the following assumptions: fair value and exercise price of the put embedded in the January 2008 and April 2008 Debentures equivalent to 130% of the outstanding principal and accrued interest of $3,015,858 and $5,216,312, respectively; term of 3 years to the maturity date of December 31, 2012; risk free interest rate of 1.7%; and volatility of 15.96% which was determined using the volatility of the Bank Prime Lending Rate. The Company determined the estimated fair value of the call on December 31, 2009, using the Black-Scholes Merton valuation model and the following assumptions: fair value and exercise price of the call embedded in the January 2008 and April 2008 Debentures equivalent to 100% of the outstanding principal and accrued interest of $2,319,890 and $4,012,548, respectively; term of 3 years to the maturity date of December 31, 2012; risk free interest rate of 1.7%; and volatility of 15.96% which was determined using the volatility of the Bank Prime Lending Rate.

Embedded Derivatives — September 2009 Debentures

Upon the issuance of the September 2009 Debentures on September 30, 2009, the Company concluded that the conversion features embedded in the September 2009 Debentures met the criteria in ASC 815-10 to be accounted for as an equity instrument even though the September 2009 Debentures include a reset provision on the conversion price and is considered non-conventional debt, because the Company has control to ensure the sufficiency of its authorized shares of common stock, as the debentures include a floor on the conversion price adjustment, and because the conversion features are not required to be settled in registered shares.  The Company also concluded that the put and call in the September 2009 Debentures were embedded derivatives that were not clearly and closely related to the debt host and therefore should be bifurcated from the debt host and recorded as a liability at their estimated fair value at issuance.  The Company determined the net fair value of the put and call embedded in the September 2009 Debentures on September 30, 2009, to be $45 thousand, and recorded a discount on the debentures that will be amortized as interest expense over the life of the debentures using the interest method.  The Company determined the estimated fair value of the put on September 30, 2009, using the Black-Scholes Merton valuation model and the following assumptions: fair value and exercise price of the put embedded in the September 2009 Debentures equivalent to 120% of the outstanding principal and accrued interest expected to be earned to maturity of $2,800,000; term of 2.0 years to the maturity date of September 30, 2011; risk free interest rate of 0.95%; and volatility of 18.31% which was determined using the volatility of the Bank Prime Lending Rate. The Company determined the estimated fair value of the call on September 30, 2009, using the Black-Scholes Merton valuation model and the following assumptions: fair value and exercise price of the call embedded in the September 2009 Debentures equivalent to 100% of the outstanding principal and accrued interest expected to be earned to maturity of $2,400,000; term of 2.0 years to the maturity date of September 30, 2011; risk free interest rate of 0.95%; and volatility of 18.31% which was determined using the volatility of the Bank Prime Lending Rate.

Upon the issuance of the September 2009 Debentures on December 17, 2009, the Company concluded that the conversion features embedded in the September 2009 Debentures met the criteria in ASC 815-10 to be accounted for as an equity instrument even though the September 2009 Debentures include a reset provision on the conversion price and is considered non-conventional debt, because the Company has control to ensure the sufficiency of its authorized shares of common stock, as the debentures include a floor on the conversion price adjustment, and because the conversion features are not required to be settled in registered shares.  The Company also concluded that the put and call in the September 2009 Debentures were embedded derivatives that were not clearly and closely related to the debt host and therefore should be bifurcated from the debt host and recorded as a liability at their estimated fair value at issuance.  The Company determined the net fair value of the put and call embedded in the September 2009 Debentures on December 17, 2009 to be $23 thousand, and recorded a discount on the debentures that will be amortized as interest expense over the life of the debentures using the interest method.  The Company determined the estimated fair value of the put on December 17, 2009, using the Black-Scholes Merton valuation model and the following assumptions: fair value and exercise price of the put embedded in the September 2009 Debentures equivalent to 120% of the outstanding principal and accrued interest expected to be earned to maturity of $1,400,000; term of 1.8 years to the maturity date of September 30, 2011; risk free interest rate of 0.77%; and volatility of 19.21% which was determined using the volatility of the Bank Prime Lending Rate. The Company determined the estimated fair value of the call on December 17, 2009, using the Black-Scholes Merton valuation model and the following assumptions: fair value and exercise price of the call embedded in the September 2009 Debentures equivalent to 100% of the outstanding principal and accrued interest expected to be earned to maturity of $1,200,000; term of 1.8 years to the maturity date of September 30, 2011; risk free interest rate of 0.77%; and volatility of 19.21% which was determined using the volatility of the Bank Prime Lending Rate.

As of December 31, 2009, the Company concluded that the put and call features embedded in the September 2009 Debentures continue to be not clearly and closely related to the debt host and therefore should be bifurcated from the debt host and recorded as a liability at their estimated fair value. The Company determined the net fair value of the put and call to be $61 thousand for the September 2009 Debentures, with the related credit of $7 thousand included in the Company’s statement of operations in interest expense for the year ended December 31, 2009. The Company determined the estimated fair value of the put on December 31, 2009, using the Black-Scholes Merton valuation model and the following assumptions: fair value and exercise price of the put embedded in the September 2009 Debentures equivalent to 120% of the outstanding principal and accrued interest of $4,200,000; term of 1.75 years to the maturity date of September 30, 2011; risk free interest rate of 0.97%; and volatility of 16.12% which was determined using the volatility of the Bank Prime Lending Rate. The Company determined the estimated fair value of the call on December 31, 2009, using the Black-Scholes Merton valuation model and the following assumptions: fair value and exercise price of the call embedded in the September 2009 Debentures equivalent to 100% of the outstanding principal and accrued interest of $3,600,000; term of 1.75 years to the maturity date of September 30, 2011; risk free interest rate of 0.97%; and volatility of 16.21% which was determined using the volatility of the Bank Prime Lending Rate.

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

Prior to the restructuring of the January 2008 and April 2008 Debentures on June 30, 2009, the Company concluded that the warrants issued with the January 2008 Debentures met the criteria in ASC 815-40-25 and ASC 815-40-15 at issuance and through April 22, 2008, and therefore, were accounted for as equity because the warrants could only be settled by issuance of the Company’s common stock, the common stock could be unregistered, and the sufficiency of the authorized shares was under the Company’s control as it could control the outcome of a shareholder vote to increase the authorized shares.  However, on the date of the merger with Tripath, April 22, 2008, the Company concluded it no longer had control to ensure the sufficiency of its authorized shares of common stock nor could it settle the warrants in unregistered shares and therefore, recorded the estimated value fair value of the warrants of $320 thousand as Warrant and Derivative Liability.  At December 31, 2008, and June 30, 2009, the estimated fair value of the warrants was revalued to $1 thousand and $1 thousand, respectively, with the related credit of $319 thousand and $0 thousand included in the Company’s statement of operations in interest expense for the year ended December 31, 2008, and the six months ended June 30, 2009, respectively. The Company determined the estimated fair value of the warrants on April 22 and December 31, 2008, and June 30, 2009, by using the Black-Scholes Merton valuation model and the following assumptions: fair value of the Company’s common stock of $2.91, $0.33, and $0.36, respectively, per share; terms of 2.5, 2.08 and 1.58 years, respectively; risk free interest rates of 2.54%, 0.78%, and 0.88%, respectively; and volatility of 47.81%, 56.98%, and 59.34%, respectively.

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

Upon the restructuring of the January 2008 and April 2008 Debentures on June 30, 2009, the Company concluded that the warrants issued with the January 2008 and April 2008 Debentures met the criteria in ASC 815-40-25 and ASC 815-40-15 to be accounted for as equity because the Company had control to ensure the sufficiency of its authorized shares of common stock.  The Company reached this conclusion because the conversion price of the January 2008 and April 2008 Debentures that was subject to adjustment due to price-based anti-dilution provisions was modified to include a floor on the conversion price adjustment as a result of any subsequent equity sales, and therefore the Company was able to conclude that has a sufficient authorized but unissued number of shares to settle all outstanding contracts requiring settlement in shares. Due to the change in classification from liability to equity, the Company recorded a reclassification of the fair value as of June 30, 2009, to additional paid in capital of $1 thousand and $2 thousand, respectively. As of December 31, 2009, the Company continues to conclude that the warrants issued with the January 2008 and April 2008 Debentures meet the criteria in ASC 815-10 to be accounted for as an equity instrument.

Warrants Issued in Connection with September 2009 Debentures

Effective with the issuance of the September 2009 Debentures, the Company issued Series I and Series II warrants to purchase 3,000,000 and 2,250,000 shares, respectively, of the Company’s common stock at exercise prices of $0.60 and $0.01 per share, respectively, subject to adjustment, and with terms of five and seven years, respectively.

The Company evaluated the terms and conditions of the warrants issued with the September 2009 Debentures under the guidance in ASC 815-40-25 and ASC 815-40-15 to determine whether the detachable warrants should be accounted for as equity or a liability and thereafter adjusted to their respective estimated fair value at each reporting date and concluded that the Series I and Series II warrants issued with the September 2009 Debentures met the criteria in ASC 815-40-25 and ASC 815-40-15 at issuance, and therefore, were accounted for as equity because the warrants could only be settled by issuance of the Company’s common stock, the common stock could be unregistered, and the sufficiency of the authorized shares was under the Company’s control. The Company determined the fair value of the Series I and Series II warrants on September 30, 2009, to be $424 thousand and $565 thousand, respectively, and recorded a discount on the debentures that will be amortized as interest expense over the life of the debentures using the interest method.

The Company determined the estimated fair value of the Series I warrants on September 30, 2009, using the Black-Scholes Merton valuation model and the following assumptions: fair value of the Company’s common stock of $0.78; exercise price of $0.60; term of 5.0 years; risk free interest rate of 2.31%; and volatility of 54.11%. The Company determined the estimated fair value of the Series II warrants on September 30, 2009, using the Black-Scholes Merton valuation model and the following assumptions: fair value of the Company’s common stock of $0.78; exercise price of $0.01; term of 7.0 years; risk free interest rate of 2.93%; and volatility of 57.83%.  As of December 31, 2009, the Company continues to conclude that the warrants issued in connection with the September 2009 Debentures meet the criteria in ASC 815-10 to be accounted for as an equity instrument.

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

Prior to the restructuring of the January 2008 and April 2008 Debentures on June 30, 2009, the Company concluded that the warrant issued with the promissory note in February 2009 did not meet the criteria in ASC 815-10 at issuance because the Company did not have control to ensure the sufficiency of its authorized shares of common stock and therefore, recorded the estimated value fair value of the warrant of $36 thousand as Warrant and Derivative Liability.  At June 30, 2009, the estimated fair value of the warrant was revalued to $1 thousand with the related credit of $35 thousand included in the Company’s statement of operations in interest expense for the six months ended June 30, 2009. The Company determined the estimated fair value of the warrant on February 23 and June 30, 2009, by using the Black-Scholes Merton valuation model and the following assumptions: fair value of the Company’s common stock of $2.01 and $0.36, respectively, per share; terms of 3 and 2.67 years, respectively; risk free interest rates of 1.34% and 1.46%, respectively; and volatility of 53.63% and 52.58%, respectively.

The fair value of the warrant recorded upon issuance was treated as a discount on other notes payable, and was amortized over the life of the promissory note, which matured on May 31, 2009, using the interest method. During the year ended December 31, 2009, $36 thousand of the discount was amortized to interest expense. The February 2009 promissory note was cancelled on September 30, 2009 in exchange for September 2009 Debentures.

Upon the restructuring of the January 2008 and April 2008 Debentures on June 30, 2009, the Company concluded that the warrants issued with the promissory note in February 2009 met the criteria in ASC 815-40-25 and ASC 815-40-15 to be accounted for as equity because the Company had control to ensure the sufficiency of its authorized shares of common stock. The Company reached this conclusion because the conversion price of the January 2008 and April 2008 Debentures that was subject to adjustment due to price-based anti-dilution provisions was modified to include a floor on the conversion price adjustment as a result of any subsequent equity sales, and therefore the Company was able to conclude that it has a sufficient authorized but unissued number of shares to settle all outstanding contracts requiring settlement in shares. Due to the change in classification from liability to equity, the Company recorded a reclassification of the fair value as of June 30, 2009 to additional paid in capital of $1 thousand. As of December 31, 2009, the Company continues to conclude that the warrants issued with the promissory note in February 2009 should be accounted for as equity.

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

The fair value of the warrant recorded upon issuance was treated as a discount on notes payable to related parties, and was being amortized over the life of the promissory note, which was due to mature on October 31, 2009, using the interest method. During the year ended December 31, 2009, $35 thousand of the discount was amortized to interest expense. The March 2009 promissory note was cancelled on September 30, 2009 in exchange for September 2009 Debentures.  As a result, the remaining unamortized debt discount of $48 thousand was written off as part of the loss on extinguishment of debt.

Upon the restructuring of the January 2008 and April 2008 Debentures on June 30, 2009, the Company concluded that the warrants issued with the promissory note in March 2009 met the criteria in ASC 815-40-25 and ASC 815-40-15 to be accounted for as an equity instrument because the Company had control to ensure the sufficiency of its authorized shares of common stock. The Company reached this conclusion because the conversion price of the January 2008 and April 2008 Debentures that was subject to adjustment due to price-based anti-dilution provisions was modified to include a floor on the conversion price adjustment as a result of any subsequent equity sales, and therefore the Company was able to conclude that it has a sufficient authorized but unissued number of shares to settle all outstanding contracts requiring settlement in shares.  Due to the change in classification from liability to equity, the Company recorded a reclassification of the fair value as of June 30, 2009 to additional paid in capital of $7 thousand. As of December 31, 2009, the Company continues to conclude that the warrants issued with the promissory note in March 2009 should be accounted for as equity.

The Company concluded that the warrant issued with the promissory note in July 2009 met the criteria in ASC 815-40-25 and ASC 815-40-15 at issuance, and therefore, was accounted for as equity because the warrants could only be settled by issuance of the Company’s common stock, the common stock could be unregistered, and the sufficiency of the authorized shares was under the Company’s control. The Company determined the fair value of the warrant on issuance to be $110 thousand and recorded a discount on the promissory note that will be amortized as interest expense over the life of the promissory note using the interest method. During the year ended December 31, 2009, the Company amortized $42 thousand in the Company’s statement of operations as interest expense. The July 2009 promissory note was cancelled on September 30, 2009, in exchange for September 2009 Debentures. As a result, the remaining unamortized debt discount of $68 thousand was written off as part of the loss on extinguishment of debt.

The Company determined the estimated fair value of the warrant on issuance, using the Black-Scholes Merton valuation model and the following assumptions: fair value of the Company’s common stock of $0.55; exercise price of $0.75; term of 5.0 years; risk free interest rate of 2.34%; and volatility of 53.68%.  As of December 31, 2009, the Company continues to conclude that the warrants issued in connection with the promissory note in July 2009 should be accounted for as an equity instrument.

Warrants issued with New Series A Preferred Stock

In October 2008 and as amended in December 2008, the Board of Directors authorized the designation and issuance of up to 3,333,333 shares of New Series A Convertible Preferred Stock (the “New Series A Preferred Stock”), and the offering of up to $2,500,000 of New Series A Preferred Stock and a number of warrants with an exercise price of $0.75 equal to 100% of the number of shares purchased by each purchaser. Through the year ended December 31, 2009 and 2008, the Company closed a round of financing for the sale of 10,000 and 833,333 shares, respectively, of its New Series A Preferred Stock at $0.75 per share, for an aggregate purchase price of $7.5 thousand and $625 thousand, respectively, and warrants to purchase 10,000 and 833,333 shares of common stock of the Company, respectively, at an exercise price of $0.75 per share, and a three year term. The lead investor of this financing was Daniel J.A. Kolke, the Company’s founder, chairman, chief executive officer, acting chief financial officer, and chief technology officer, with participation from two of the Company’s directors and other prior investors. The holders of the January 2008 Debentures and the April 2008 Debentures consented to this financing, but did not participate.

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

Upon the restructuring of the January 2008 and April 2008 Debentures on June 30, 2009, the Company concluded that the warrants issued in relation to the New Series A Preferred Stock met the criteria in ASC 815-40-25 and ASC 815-40-15 to be accounted for as an equity instrument because the Company had control to ensure the sufficiency of its authorized shares of common stock. The Company reached this conclusion because the conversion price of the January 2008 and April 2008 Debentures that was subject to adjustment due to price-based anti-dilution provisions was modified to include a floor on the conversion price adjustment as a result of any subsequent equity sales, and therefore the Company was able to conclude that it has a sufficient authorized but unissued number of shares to settle all outstanding contracts requiring settlement in shares.  Due to the change in classification from liability to equity, the Company recorded a reclassification of the fair value as of June 30, 2009 to additional paid in capital of $40 thousand. As of December 31, 2009, the Company continues to conclude that the warrants issued with the New Series A Preferred Stock should be accounted for as equity.

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

Upon the restructuring of the January 2008 and April 2008 Debentures on June 30, 2009, the Company concluded that the warrants issued in relation to the litigation settlement met the criteria in ASC 815-40-25 and ASC 815-40-15 to be accounted for as an equity instrument because the Company had control to ensure the sufficiency of its authorized shares of common stock. The Company reached this conclusion because the conversion price of the January 2008 and April 2008 Debentures that was subject to adjustment due to price-based anti-dilution provisions was modified to include a floor on the conversion price adjustment as a result of any subsequent equity sales, and therefore the Company was able to conclude that it has a sufficient authorized but unissued number of shares to settle all outstanding contracts requiring settlement in shares.  Due to the change in classification from liability to equity, the Company recorded a reclassification of the fair value as of June 30, 2009, to additional paid in capital of $47 thousand. As of December 31, 2009, the Company continues to conclude that the warrants issued with the litigation settlement should be accounted for as equity.

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

Prior to the restructuring of the January 2008 and April 2008 Debentures on June 30, 2009, the Company concluded that the warrant issued in relation to the consulting agreement did not meet the criteria in ASC 815-40-25 and ASC 815-40-15 at issuance because the Company did not have control to ensure the sufficiency of its authorized shares of common stock and, therefore, recorded the estimated value fair value of the warrants of $1,001 thousand as Warrant and Derivative Liability.  At June 30, 2009, the estimated fair value of the warrants was revalued to $702 thousand with the related credit of $299 thousand included in the Company’s statement of operations in investor relations expense for the six months ended June 30, 2009. The Company determined the estimated fair value of the warrants on March 2 and June 30, 2009, by using the Black-Scholes Merton valuation model and the following assumptions: fair value of the Company’s common stock of $0.51 and $0.36, respectively, per share; terms of 5 years and 4.67 years, respectively; risk free interest rates of 1.86% and 2.39%, respectively; and volatility of 56.68% and 54.64%, respectively.

Upon the restructuring of the January 2008 and April 2008 Debentures on June 30, 2009, the Company concluded that the warrants issued in relation to the consulting agreement met the criteria in ASC 815-40-25 and ASC 815-40-15 to be accounted for as an equity instrument because the Company had control to ensure the sufficiency of its authorized shares of common stock. The Company reached this conclusion because the conversion price of the January 2008 and April 2008 Debentures that was subject to adjustment due to price-based anti-dilution provisions was modified to include a floor on the conversion price adjustment as a result of any subsequent equity sales, and therefore the Company was able to conclude that it has a sufficient authorized but unissued number of shares to settle all outstanding contracts requiring settlement in shares.  Due to the change in classification from liability to equity, the Company recorded a reclassification of the fair value as of June 30, 2009 to additional paid in capital of $702 thousand. As of December 31, 2009, the Company continues to conclude that the warrants issued with the consulting agreement should be accounted for as equity.

The following is a summary of the movement related to embedded derivatives and warrant liabilities during the year ended December 31, 2009 (in thousands):

	Embedded derivatives	Warrant liabilities	Total

Balance as of December 31, 2008	$16	$92	$108

Fair value of warrant liabilities issued with Other Notes Payable and Notes Payable to Related Parties		120	120
Fair value of warrant liabilities issued with New Series A Preferred warrants		1	1
Fair value of warrant liabilities issued with consulting agreement		1,001	1,001
Fair value of embedded derivatives issued with September 2009 Debentures	68		68
Change in marked-to-market value of 6% convertible notes payable	(2)		(2)
Change in marked-to-market value of January 2008 Debentures	88		88
Change in marked-to-market value of April 2008 Debentures	154		154
Change in marked-to-market value of September 2009 Debentures	(7)		(7)
Change in marked-to-market value of January 2008 warrants		(—)	(—)
Change in marked-to-market value of April 2008 warrants		(3)	(3)
Change in marked-to-market value of Other Notes Payable and Notes Payable to Related Parties warrants		(112)	(112)
Change in marked-to-market value of New Series A Preferred warrants		(2)	(2)
Change in marked-to-market value of litigation settlement warrants		1	1
Change in marked-to-market value of consulting agreement warrants		(299)	(299)
Reclassification to additional paid in capital upon restructuring of January and April Debentures	(2)	(799)	(801)

Balance as of December 31, 2009	$315	$—	$315

7. Notes Payable to Related Parties

The Company previously entered into a series of loan transactions with the parents and two brothers of our chairman and chief executive officer, Mr. Daniel J.A. Kolke.  In connection with settlement of these loans, we issued three unsecured promissory notes in the aggregate principal amount of $815.8 thousand which will become secured by certain of our presently unidentified assets if and when Mr. Kolke is no longer neither an employee nor a member of our board of directors. The unsecured promissory notes bear interest at 7.5 percent.  On December 22, 2009, the board of directors, with Daniel J.A. Kolke abstaining, approved the issuance of 434,754 shares of common stock of the company to Daniel & Selma Kolke, as payment of 45% of principal and 100% of accrued interest due on their note, as of December 31, 2009, at a value of $0.75 per share, or approximately $326 thousand.  The balance due on the note to Daniel & Selma Kolke, as of December 31, 2009, was $324 thousand and the principal amount outstanding on the other two promissory notes, in the aggregate, as of December 31, 2009, was $30 thousand.

In March 2009, Etelos entered into a promissory note with Ronald A. Rudy, a member of our Board of Directors, in the principal amount of $100 thousand, bearing interest of 10% per annum.  On December 22, 2009, our board of directors, with Mr. Rudy abstaining, approved the issuance of 143,379 shares of our common stock to Mr. Rudy as payment in full of all principal and accrued interest due on the promissory note as of December 31, 2009, at a value of $0.75 per share.

On December 18, 2009, Etelos entered into a promissory note with Daniel J.A. Kolke, our chairman, in the principal amount of $40 thousand, bearing interest at 6% per annum.  All principal on the note subsequently was paid in full on January 4, 2010.

8.  Notes Payable

On March 19, 2009, the Company issued an unsecured note of $88 thousand for an accounts payable balance. The note bears interest of 11% and is due on April 1, 2010, with payment terms of $15 thousand on issuance of the note, and monthly payments of $6 thousand beginning May 1, 2009 with a final payment on March 20, 2010. Interest expense on this note was $4 thousand for the year ended December 31, 2009.

9. Taxes

The Company accounts for income taxes in accordance with ASC 740 “Income Taxes” which utilizes the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

The Company has adopted the provisions of ASC 740-10-25, “Income Taxes — Overall — Recognition” (ASC 740-10-25). The Company did not have any unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing ASC 740-10-25.

The Company files income tax returns in the United States of America federal jurisdiction and various state jurisdictions in the United States of America.  The statute of limitations has expired for the tax years prior to 2006 for federal tax purposes and for tax years prior to 2005 for state tax purposes.  The Company does not believe that there will be any material changes in its unrecognized tax positions over the next twelve months.  The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial position, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740-10-25.  In addition, the Company did not record a cumulative effect adjustment related to the adoption of ASC 740-10-25.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  As of the date of the adoption of ASC 740-10-25, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any such interest expense recognized during the years ended December 31, 2009 and 2008.  The Company’s effective tax rate differs from the federal statutory rate primarily due to increases in its deferred income tax valuation allowance.

The components of the income tax benefit for the years ended December 31, 2009 and 2008, respectively, are set forth in the following table (in thousands):

	December 31, 2009	December 31, 2008
Federal (expense) benefit:
Current	$—	$—
Deferred	2,895	8,153
Valuation allowance	(2,895)	(8,153)
State (expense) benefit:
Current	—	—
Deferred	—	—
Valuation allowance	—	—
Total income tax (expense) benefit	$—	$—

The income tax (expense) benefit differs from the federal statutory rate because of the effects of the following items for the fiscal years ended December 31, 2009 and 2008.

	December 31, 2009	December 31, 2008
Statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	0.0%	0.0%
Change in valuation allowance	(34.0)%	(34.0)%
Effective tax (expense) benefit rate	0.0%	0.0%

Deferred income taxes are provided to reflect temporary differences in the basis of net assets for income tax and financial reporting purposes, as well as available net operating losses. The tax effected temporary differences comprising the Company’s deferred income taxes as of December 31, 2009 and 2008, all non-current, are as follows (in thousands):

	December 31, 2009	December 31, 2008
Net operating losses	$61,248	$66,367
Valuation allowance	(61,248)	(66,367)
Net deferred income tax asset	$0	$0

The Company has recorded a valuation allowance in the amount set forth above for deferred tax assets where it is more likely than not the Company will not realize future tax benefits related to these items. The net change in the valuation allowance for the year ended December 31, 2009, was a decrease of $5.1 million with the decrease primarily due to the Company’s reverse merger in April 2008. The Company has not performed an IRC §382 study.

As of December 31, 2009, the Company has federal net operating loss carryforwards available to offset future taxable income of approximately $161 million. The federal net operating loss carryforwards expire through the year 2030. The Company has stated net operating loss carryforwards of $75 million primarily due to the reverse merger in April 2008.

The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of NOLs in the event of an “ownership change” of a corporation (as defined in the Internal Revenue Code).  Utilization of the Company’s net operating losses may be limited by these restrictions.  It is likely at least one “ownership change” occurred prior to December 31,2009, therefore the net operating losses may be limited in the utilization against future income and could result in their expiration prior to utilization.

10. Equity

Common Stock

The Company has issued 23,398,143 shares of common stock from a total of 250,000,000 authorized shares with a par value of $0.01 per share.

Preferred Stock

The Company had issued 1,544,771 shares of preferred stock — in Series A, Series B, and Series C — from a total of 50,000,000 authorized shares with a par value of $0.01 per share.  In connection with the Merger, all issued and outstanding shares of Series A, Series B, and Series C preferred stock were converted into shares of common stock on a one-for-one basis.

In October 2008 and as amended in December 2008, the Company’s Board of Directors authorized the designation and issuance of up to 3,333,333 shares of a New Series A Convertible Preferred Stock (the “New Series A Preferred Stock”), and the offering of a December 2008 Preferred Stock Financing of up to $2,500,000 of New Series A Preferred Stock with a Stated Value of $0.75 per share and a number of warrants with an exercise price of $0.75 equal to 100% of the number of shares purchased by each purchaser. Through the period ending December 31, 2008, the Company closed a round of financing for the sale of 833,333 shares of this New Series A Preferred Stock at $0.75 per share, for an aggregate purchase price of $625 thousand, and warrants to purchase 833,333 shares of common stock of the Company, at an exercise price of $0.75 per share, and a three year term. This financing was led by related parties and other prior investors. The holders of the January 2008 Debentures and the April 2008 Debentures consented to this financing, but did not participate.  During the year ended December 31, 2009, 100,000 shares of New Series A Preferred converted to Common Stock.

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

Registration Rights.  Holders of New Series A Preferred Stock have no registration rights.

Warrants

As of December 31, 2009, warrants representing 9,864,444 shares of our common stock were exercisable as set forth in the following table:

Issue Date	# of Warrants	Exercise price	Expiration date

Jan-08	222,222	$1.80	Jan-11
Apr-08	388,889	$1.80	Apr-11
Dec-08	833,333	$0.75	Dec-11
Dec-08	500,000	$0.75	Dec-13
Feb-09	36,667	$0.75	Feb-12
Mar-09	2,000,000	$0.01	Mar-12
Mar-09	133,333	$0.75	Mar-12
Jul-09	500,000	$0.75	Jul-14
Sep-09	3,000,000	$0.60	Sep-14
Sep-09	2,250,000	$0.01	Sep-16
Total	9,864,444

The Company determined the estimated fair value of warrants issued by using the Black-Scholes Merton model. See discussion, supra, Note 6.

Shares reserved

As of December 31, 2009, the Company has the following shares reserved:

Options Issued	9,547,998
Option Plan Available	4,239,542
Debenture Conversion(s)	13,042,695
Debenture Interest Conversion	203,332
Warrants Issued	9,864,444
Total	36,898,011

11. Stock Option Plans

On November 1, 1999, the Company adopted the 1999 Stock Option Plan (the “1999 Plan”), on November 11, 2007, adopted the 2007 Stock Incentive Plan (the “2007 Plan”) and on October 2, 2009, adopted the 2009 Equity Incentive Plan (the “2009 Plan”).  Each are incentive plans for employees, directors, consultants, agents and independent contractors and are administered by the Board of Directors, which was authorized to grant incentive stock options (“ISOs”) and non-statutory stock options (“NSOs”) to employees, directors and consultants for up to 5,000,000 shares of common stock under the 1999 Plan, 4,843,250 under the 2007 Plan, and 9,000,000 under the 2009 Plan.  ISOs may be granted only to employees of the Company (including officers and directors who are also employees). NSOs may be granted to employees, non-employee directors and consultants of the Company.  Under the 2007 Plan, upon the first date that the Company is publicly held, no employee of the Company will be eligible to be granted options covering more than 500,000 shares of common stock during any calendar year.

Upon adoption of the 2007 Plan, 165,000 options which had been granted under the 1999 Plan and remaining shares reserved for issuance under the 1999 Stock Option Plan relating to un-granted options were cancelled.  Under the 2007 Plan, ISOs and NSOs are granted at a price that is not to be less than 100 percent of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. Generally, the options granted to new employees under this plan vest over a period of 4 years with 25 percent vesting on the first anniversary date from the date of grant and then monthly thereafter over the remaining 36 months. Options granted to shareholders who own more than 10 percent of the outstanding stock of the Company at the time of grant must be issued at prices not less than 110 percent of the estimated fair value of the stock on the date of grant. Options under the 2007 Plan may be granted for exercise periods up to 10 years.

Upon adoption of the 2009 Plan, 1,113,249 options which had been granted under the 1999 Plan and 2007 Plan continued in effect and remaining shares reserved for issuance under the 2007 Stock Option Plan relating to un-granted options were cancelled.  Under the 2009 Plan, ISOs and NSOs are granted at a price that is not to be less than 100 percent of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. Generally, the options granted to new employees under this plan vest over a period of 4 years with 25 percent vesting on the first anniversary date from the date of grant and then monthly thereafter over the remaining 36 months. The options granted in October 2009 vest 25 percent on the date of grant, 25 percent vesting on the first anniversary date from the date of grant and then monthly thereafter over the remaining 24 months.  Options granted to shareholders who own more than 10 percent of the outstanding stock of the Company at the time of grant must be issued at prices not less than 110 percent of the estimated fair value of the stock on the date of grant. Options under the 2009 Plan may be granted for exercise periods up to 10 years.

12. Accounting for Share-Based Compensation

The following table summarizes stock option activity under the Company’s stock option plans (in thousands, except share and per share data):

Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2008	4,086,497	$0.26	8.6	$1,053
Granted	5,805,000	$0.47
Exercised	(90,102)	$0.22
Canceled/Forfeited	(253,397)	$0.89
Outstanding at December 31, 2009	9,547,998	$0.32	8.9	$4,175
Exercisable at December 31, 2009	4,291,488	$0.21	8.2	$2,384
Unvested at December 31, 2008	5,256,510	$0.42	9.4	$1,791

Aggregate Intrinsic Value was determined based upon the closing price of the Company’s publicly listed common stock price on December 31, 2009.

Share based compensation expense attributable to individuals that worked in the following functions is as follows (in thousands):

	Fiscal Year Ended December 31, 2009	Fiscal Year Ended December 31, 2008
Research and development	$282	$46
Selling and marketing	177	29
General and administrative	196	32
Total share-based compensation	$655	$107

The weighted-average fair value of stock-based compensation is based on the single option valuation approach and is estimated on the date of grant using a Black-Scholes Merton based option valuation model. The fair value of forfeitures has been adjusted to actual and no dividends have been declared. The fair value of options granted during the year ended December 31, 2009 and 2008, were calculated based on the following average assumptions:

	For the Year
	Ended December 31
	2009	2008
Estimate fair value	$0.28	$1.41
Expected lives in years	7	7
Volatility	58.0%	59.0%
Risk free interest rate	2.74%	3.26%
Dividend yield	0%	0%

The Company used estimated volatility of comparable public companies to estimate the expected volatility used for the Black-Scholes Merton model. The risk-free interest rate assumption is based upon the US Treasury yield. The Company historically has not declared dividends and therefore the dividend yield was assumed to be zero in the model.

On October 2, 2009, the board of directors, with Mr. Liu abstaining, approved an amendment of all unexpired or forfeited options previously granted on August 8, 2008, to revise the exercise price from $5.93 to $0.51, the closing price of the Company’s common stock on October 2, 2009.  In the aggregate, 86,000 options were amended pursuant to this action.  In accordance with ASC 718-20-35-3, the Company determined incremental compensation cost of $21 thousand related to the modification of the exercise price of these options, of which $7 thousand was recognized as share-based compensation in the year ended December 31, 2009. The remaining $14 thousand of share-based compensation will be recognized over a period of 2.67 years.

Total cash received as a result of options exercised during the fiscal year ended December 31, 2009, was $2 thousand. There were no equity instruments granted under share-based payment arrangements and therefore there was no cash used to settle any equity instrument. The Company does not plan to repurchase any shares during the upcoming annual period.

13. Restructuring

On October 1, 2008, the Company relocated its headquarters from San Mateo, California to Renton, Washington and terminated eight employees based in California.  On October 31, 2008, the Company closed its offices in San Mateo, California and abandoned the leased premises of its former offices there.  Effective on October 31, 2008, David S.G. MacKenzie resigned his position as vice president and chief financial officer and the Company has not yet appointed any person to serve separately as its chief financial officer.  On October 31, 2008, the Company relocated its headquarters and abandoned the subleased premises of its former offices in Renton, Washington.  In October 2008, the Company terminated eight more employees employed in both its California and Washington offices.  In connection with this restructuring plan, the Company has accrued or incurred one-time restructuring costs in the amount of $632 thousand during the quarter and year ended December 31, 2008.  In 2009, the Company revised these restructuring costs based on updated information from settlements entered into with the landlord of the San Mateo office and the Company’s former Chief Executive Officer.

The following summarizes our restructuring charges:

	Office & Equipment Leases	Employee Termination Costs	Other	Total

Restructuring liability: October 1, 2008	$—	$—	$—	$—
Reclassification of previously accrued expenses	65	—	—	65
Restructuring costs	367	188	77	632
Less: Payments	(41)	—	(4)	(45)

Balance: December 31, 2008	391	188	73	652

Change in restructuring costs	251	(159)	—	92
Less: Payments	(9)	(29)	—	(38)

Balance: December 31, 2009	$633	$—	$73	$706

The above restructuring cost liabilities as of December 31, 2009 and 2008 are included in Other Accrued Expenses in the Company’s balance sheet.

As part of its reduction of monthly cash operating expenses during the quarter ended September 30, 2008, and continuing during the quarter and year ended December 31, 2008, through the date of these financial statements, the Company placed all employees on partial deferrals of salary, ranging from 10% to 100% of base salary, and accrued these deferrals.  At the end of the period, and as of the date of these financial statements, this deferral amount remains unpaid, including amounts due to employees in its California office who were terminated during the period.

14. Commitments and contingencies

Financing Obligations

The following is a summary of the maturity schedule of our convertible notes and debentures obligations as of December 31, 2009:

	Convertible Notes and Debentures	Notes Payable	Total
2010	$1,764	$218	$1,982
2011	3,000	—	3,000
2012	6,332	—	6,332
2013	—	—	—
2014	—	—	—
Thereafter	—	286	286
Total	$11,096	$504	$11,600

Operating and Capital Leases

Rent expense under leases totaled ($13) thousand and $254 thousand for the periods ended December 31, 2009 and 2008, respectively.  We have no future minimum rental payments required under non-cancelable leases as these have been recorded as restructuring costs and are included in other accrued expenses as at December 31, 2009. All capital leases were paid off in full during the year ended December 31, 2009.

On October 31, 2008, the Company relocated it Washington offices and abandoned the sub-leased premises of its former offices in Renton, Washington. The sublease for these premises runs through June 2010.  Subsequently, on March 5, 2010, the prime landlord filed a complaint for breach of contract and successor liability  This matter was just served and the Company has not yet evaluated the claims made in this case.

On October 31, 2008, the Company closed our offices in San Mateo, California.  On or about December 19, 2008, the landlord for these premises filed a complaint claiming damages of $659 thousand and other amounts against the Company’s predecessor Etelos, Incorporated, a Washington corporation (“Etelos —WA”), in the Superior Court of San Mateo County, California (Case No. CIV 479535).  A default judgment was set aside because the landlord failed to properly serve either the Company or Etelos-WA. The Company was subsequently served properly and trial was set for February 8, 2010.  The parties went to mediation in January 2010 and subsequently entered into a settlement agreement, including a release of claims, in which the Company agreed: (a) to pay $66,000 in cash within 30 days, (b) to issue a $200,000 promissory note, with 6% interest, payable in 12 monthly payments beginning in July, 2010, and (c) to issue shares of Common Stock of the Company equal to $125,000 in value, based upon the closing price of the Company’s stock on January 6, 2010.  The settlement agreement and note were executed and delivered on February 8, 2010, and 166,667 shares subsequently were delivered on March 1, 2010.

15.          Litigation and Claims

During the quarter ended December 31, 2009, the Company entered into a Settlement Agreement with its former CEO Jeffrey L. Garon.  Subsequent to the end of the quarter, all payments required by the settlement agreement were made, whereby the Company repurchased 2,356,655 shares of common stock previously issued to Garon at the original purchase price of approximately $175,000, and those shares were cancelled.

In June 2008, Kaufman Bros. L.P. initiated litigation and, effective on December 5, 2008, the Company entered into a settlement agreement with Kaufman Bros., pursuant to which (i) the Company agreed to pay to Kaufman Bros. $210,000, in twelve monthly installments of $17,500; (ii) the Company issued to Kaufman Bros. a warrant to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.75 per share exercisable for a period of five years; (iii) the Company and Kaufman Bros. agreed immediately to terminate all provisions, terms and conditions of the advisory services agreement and exchanged mutual releases; and (iv) Kaufman Bros. agreed to dismiss the pending lawsuit in the Supreme Court of New York, without prejudice.  Subsequent to entering into the settlement agreement, the Company did not fully comply with its payment obligations under the settlement agreement and the Company received a notice of default and confession of judgment.  On December 31, 2009, the Company and Kaufman Bros. settled the judgment in the approximate amount of $186,000, for $93,000 in cash, payable in 5 installments with the final installment due June 1, 2010, and the issuance of 200,000 shares of restricted common stock. The terms of the settlement provide that Kaufman Bros. will be permitted to sell up to 180,000 shares from July 1, 2010 through March 2011 to recover the remaining $93,373 of the settlement; the additional 20,000 shares are designated for payment of attorneys’ fees in the event of a default in the note payments.  After payment in full of the note payments, if there is no default giving rise to a claim for attorneys fees, those 20,000 shares will be returned to the Company and cancelled.  After Kaufman Bros. recovers the remaining $93,373 from the sale of some or all of the 180,000 shares, any remaining shares will be repurchased by the Company for $0.01 and cancelled; after March 2011, any balance due on the remaining amount of the settlement will be discharged and any unsold shares will be repurchased by the Company at $0.01 per share and cancelled.

On February 8, 2010, the Company entered into a settlement agreement in the San Mateo County, California litigation; see discussion at Note 14, above.

On October 31, 2008, the Company relocated the Washington offices and abandoned the sub-leased premises of the former offices in Renton, Washington. The sublease for these premises runs through June 2010. Subsequently, on March 5, 2010, the prime landlord filed a complaint against the Company for breach of contract and successor liability. The Company has accrued the rent expense according to the sublease agreement as restructuring charges since 2008 and the liability balance remain unpaid and accrued as of December 31, 2009. The Company has only recently been served in this matter and will need to evaluate and defend these claims.

16.          Subsequent Events

On January 25, 2010, the Company entered into a securities purchase agreement with an entity affiliated with Donald W. Morissette, who, together with his affiliates, beneficially owns more than 10% of the Company’s outstanding common stock, for the sale of 10% senior secured convertible debentures, identical to the September 2009 Debentures, in the principal amount of $250,000. In this transaction, in addition to the debentures, the Company issued a warrant to purchase 375,000 shares of its common stock with an exercise price of $0.60 per share and 375,000 shares of its restricted common stock, or the “closing shares.”  This transaction is referred to as the January 2010 financing in this report. The securities purchase agreement further provided that the Company had the right, subject to certain conditions, to require the investor to purchase an aggregate of $125,000 in additional principal amount of debentures between March 15 and 31, 2010. The Company exercised that right on March 15, 2010, and issued $125 thousand in additional debentures on that date.

During the quarter ended December 31, 2009, the Company entered into a Settlement Agreement with its former CEO Jeffrey L. Garon.  Subsequent to the end of the year, all payments required by the settlement agreement were made, whereby the Company repurchased 2,356,655 shares of common stock previously issued to Garon at the original purchase price of approximately $175,000, and those shares were cancelled.

On February 8, 2010, the Company entered into a settlement agreement in the San Mateo County, California litigation; see discussion at Note 14, above.

On March 5, 2010, the prime landlord for the Company’s sub-leased space in Renton, Washington filed a complaint against the Company for breach of contract and successor liability. See discussion at Note 15, above.

In partial settlement of approximately $292 thousand of an aggregate $575 thousand in unpaid salaries due and owing to current employees of the Company as of December 31, 2009, the board of directors has authorized the registration of 500,000 shares of Common Stock previously reserved under the Company’s 2009 Equity Incentive Plan as partial payment of up to 50% of the amount of unpaid salary due and owing to each current employee.  369,078 of those shares are to be issued upon completion of the registration process at an effective price of $0.79 per share.