Form 10-Q
period 2010-03-31
ETELOS, INC.
filed 2010-04-26
CIK 1045739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

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

As of March 31, 2010, 24,116,477 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

Etelos, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2010

i

FORWARD LOOKING STATEMENTS

In this report, unless the context indicates otherwise, the terms “Etelos,” “Company,” “we,” “us,” and “our” refer to Etelos, Inc., a Delaware corporation.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934 or the “Exchange Act.”  In some cases, you can identify forward looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “potential,” or the negative of these terms.  These terms and similar expressions are intended to identify forward-looking statements.  Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Examples of forward-looking statements include, but are not limited to, statements we make regarding raising additional capital, the acceptance of our products and services by the marketplace and our belief that we have sufficient liquidity to fund our currently planned level of operations through mid-2010. The foregoing is not an exclusive list of all forward-looking statements we make.

You should be aware that our actual results could differ materially from those contained in the forward-looking statements we make in this report due to a number of factors that could cause actual results to differ materially from historical results or anticipated results, including:

•                                          our ability to obtain future financing or funds when needed;

•                                          the exercise of rights and remedies by the holders of our outstanding promissory notes under the terms of which we are currently in default;

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

•                                          our ability to maintain and execute a successful business strategy; and

•                                          the risks described in Item 1A “Risk Factors” of Part II this report, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect our business, operating results and financial condition.

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

PART I—FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

ETELOS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12	$445
Accounts receivable, net	46	10
Prepaid expenses and other current assets	13	16
Accretion of interest on convertible notes payable	169	250
Total current assets	240	721

Property and equipment, net	39	46
Debt issuance costs	26	30
Other assets	2	2

Total assets	$307	$799

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$875	$1,120
Accounts payable related parties	34	27
Accrued payroll and related expenses	1,149	1,029
Other accrued expenses	1,042	1,229
Deferred revenue	50	8
Current portion convertible notes payable, net of discounts	1,689	1,764
Current portion notes payable	241	110
Current portion notes payable to related parties	68	108
Derivative liability	306	315
Total current liabilities	5,454	5,710

Long-term convertible notes payable, net of premiums and discounts, less current portion	7,433	7,214
Long-term note payable	50	—
Long-term notes payable to related parties, less current portion	286	286

Total liabilities	13,223	13,210

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.01 par value: 50,000,000 shares authorized with liquidation preferences:
New Series A: 3,333,333 shares authorized; issued and outstanding: 666,666 shares at March 31, 2010 and 743,333 shares at December 31, 2009	6	7
Common stock, $0.01 par value: 250,000,000 shares authorized; issued and outstanding -24,116,477 shares at March 31, 2010 and 23,398,143 shares at December 31, 2009	241	234
Additional paid-in capital	24,611	23,903
Accumulated deficit	(37,774)	(36,555)
Total stockholders’ deficit	(12,916)	(12,411)

Total liabilities and stockholders’ deficit	$307	$799

The accompanying notes are an integral part of these condensed interim financial statements.

ETELOS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Revenue	2	58
Cost of revenue	9	93
Gross loss	(7)	(35)

Operating expenses:
Research and development	264	255
Sales and marketing	166	160
General and administrative	366	1,736
Change in valuation of liability related to warrants from settlement, financing, and consulting services	—	2,155
Total operating expenses	796	4,306

Loss from operations	(803)	(4,341)

Interest income (expense):
Interest expense, net	(124)	(127)
Amortization of notes discount and debt issuance costs and accretion of notes premium, net	(308)	(13)
Change in valuation of liability relating to embedded derivatives and warrants	16	(1,954)
Total interest income (expense)	(416)	(2,094)

Loss before taxes	(1,219)	(6,435)

Provision for income taxes	—	—

Net loss	$(1,219)	$(6,435)

Basic and diluted net loss	$(0.05)	$(0.28)

Weighted average number of common shares used in computing basic and diluted net loss per share	23,726	23,367

The accompanying notes are an integral part of these condensed interim financial statements.

ETELOS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands, except share data)

(Unaudited)

	Preferred Stock				Total
	New Series A		Common Stock		Additional Paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit

Balance at December 31, 2009	743,333	$7	23,398,143	$234	$23,903	$(36,555)	$(12,411)

Issuance of common stock upon conversion of Preferred New Series A	(76,667)	(1)	76,667	1	—	—	—
Issuance of common stock and Series I Warrants with Senior Secured Debentures	—	—	375,000	3	133	—	136
Issuance of common stock for other accrued expenses	—	—	166,667	2	123	—	125
Issuance of common stock upon conversion of notes payable	—	—	100,000	1	74	—	75
Beneficial Conversion upon issuance of Senior Secured Debentures	—	—	—	—	232	—	232
Stock Based Compensation	—	—	—	—	146	—	146
Net Loss	—	—	—	—	—	(1,219)	(1,219)
Balance at March 31, 2010	666,666	$6	24,116,477	$241	$24,611	$(37,774)	$(12,916)

The accompanying notes are an integral part of these condensed interim financial statements.

ETELOS, INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(1,219)	$(6,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7	10
Amortization (accretion) of notes discount (premium)	223	13
Accretion of interest	81	—
Stock based compensation	146	44
Consulting expenses paid through issuance of common stock and warrants	—	1,511
Change in valuation of embedded derivatives and warrant liability	(16)	4,110
Changes in operating assets and liabilities:
Accounts receivable, net	(36)	50
Prepaid expenses and other current assets	3	(49)
Accounts payable	(245)	6
Accounts payables related parties	7	(25)
Accrued payroll and related expenses	120	398
Other accrued expenses	138	152
Deferred revenues	42	(3)
Net cash used in operating activities	(749)	(218)
Cash flows from investing activities:
Purchases of property and equipment	—	—
Net cash used in investing activities	—	—
Cash flows from financing activities:
Proceeds from notes payable	375	170
Payments of notes payable	(19)	—
Proceeds from issuance of common stock	—	2
Proceeds from issuance of preferred stock	—	7
Proceeds from notes payable to related parties	—	100
Payments of notes payable to related parties	(40)	—
Payment on capital lease	—	(2)
Net cash provided by financing activities	316	277

Net increase (decrease) in cash and cash equivalents	(433)	59

Cash and cash equivalents at beginning of year	445	7

Cash and cash equivalents at end of period	$12	$66

Supplemental disclosures of cash flow information:
Cash paid for interest	—	—

Supplemental disclosures of non-cash financing activities:
Issuance of note payable for other accrued expenses	200	—
Issuance of common stock for other accrued expenses	125	—
Issuance of common stock for convertible notes and debentures	75	—
Issuance of warrants and embedded derivatives as liabilities	7	120

The accompanying notes are an integral part of these condensed interim financial statements.

NOTES TO FINANCIAL STATEMENTS

1. Organization

As used herein, unless the context requires otherwise, the terms “we”, “us”, “our”, the “Company” or “Etelos” refers to Etelos, Inc., the corporation that survived the merger described in Note 1 Organization, below.

Etelos, Incorporated, a Washington corporation (“Etelos-WA”) was the predecessor to the Company.  On April 22, 2008, Etelos-WA merged with Tripath Technology Inc., a Delaware corporation (“Tripath”) as part of Tripath’s Plan of Reorganization under Chapter 11 of the Bankruptcy Code (the “Merger”).

On April 23, 2008, Tripath filed a Current Report on Form 8-K announcing, among other things, the Merger, and that the surviving corporation changed its name to Etelos, Inc. and its fiscal year end to December 31.  In connection with the Merger, all outstanding shares of Etelos-WA common stock were converted into shares of the Company’s common stock on a three for one ratio: one share of the Company’s common stock for every three shares of common stock of Etelos-WA.  Also in connection with the Merger, (i) all outstanding shares of preferred stock of Etelos-WA were converted into shares of the Company’s common stock, (ii) the Company issued an aggregate of 5,010,000 shares of its common stock to the secured and unsecured creditors of Tripath and (iii) all the shares of Tripath Technology were cancelled. Also on April 23, 2008, the Company amended its articles of incorporation with the state of Delaware to change its total authorized shares of stock to 300,000,000 shares, of which 250,000,000 shares are designated “Common Stock” with a par value of $0.01 per share and 50,000,000 shares are designated “Preferred Stock” with a par value of $0.01 per share.  The Preferred Stock may be issued from time to time in one or more series, each of such series to consist of such number of shares and to have such terms, rights, powers and preferences, and the qualifications and limitations with respect thereto, as stated in the resolutions providing for the issue of such series adopted by the board of directors.

Prior to the Merger, Tripath was a shell corporation and in accordance with the Plan of Reorganization had no assets or liabilities.  While Tripath acquired all the outstanding preferred and common stock of Etelos-WA, for accounting purposes, the acquisition was treated as a recapitalization of Etelos-WA with Etelos-WA as the acquirer (a reverse acquisition).  The operations of the Company subsequent to the Merger include only those of Etelos-WA.

The 5,010,000 shares of the Company’s common stock were valued at $2.63 per share, the estimated fair value of the common stock on the date of the Merger, which resulted in a charge to operations of $13.2 million in 2008.  The Company believes that these shares were issued primarily for past services provided to Etelos-WA by the secured creditors and the release of the secured and unsecured creditors claims against Tripath.

2.  Description of Business

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

Etelos has developed products for Web Applications, which include open standards-based tools for Web developers, businesses and individual users such as the Etelos Application ServerTM (EASTM) and the Etelos Development EnvironmentTM (EDETM).  EAS and EDE support many common programming languages and also support the English Application Scripting Engine (EASETM), an open standards-based scripting language that we developed.  In order to support broader adoption of our products, EASE and other components of the EDE are made available to developers at market appropriate pricing.  This is done to support the development of new Web Applications and the migration of existing Web Applications into the Etelos ecosystem where there are tools and other support mechanisms for the marketing, distribution, and support of these applications.

The Company’s business model focuses on the sales and operation of private-label Web application marketplaces, including provision of the professional services required to develop, deploy and operate such marketplaces, and the launch of offerings of the Etelos Platform SuiteTM.   The Etelos Platform Suite is designed to allow Independent Software Vendors (ISVs) to implement a SaaS delivery version of their existing applications, whether or not those applications are already Web Applications, and to syndicate the offering of those applications through multiple private label marketplaces. In these difficult economic times, the Company believes that a variety of ISVs will have applications that they need to move to the Web for lower cost implementation, easier, simpler scalability and broader distribution.  The Etelos Platform Suite also enables Marketplace Partners, including non-technology businesses, to have their own private label marketplaces and tools to offer SaaS Web Applications to better serve their customers in multiple distribution channels.

3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements include our accounts as of March 31, 2010, and December 31, 2009, and for the three months ended March 31, 2010 and 2009. The accompanying condensed balance sheet as of December 31, 2009, has been derived from the audited balance sheet in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009. These condensed financial statements have been prepared by management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“USGAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company has performed an evaluation of subsequent events through the date of filing of the financial statements.

In the opinion of management, all adjustments (which consist of normal recurring adjustments, except as disclosed herein) necessary to fairly present the financial position, results of operations and cash flows for the interim periods presented have been included. The results of operations for the quarter ended March 31, 2010, are not necessarily indicative of the results to be expected for the full year or for any future periods.

The preparation of financial statements in conformity with USGAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods and such differences could be material.  These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009.  Certain prior period amounts have been reclassified to conform to the present period presentation.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents, and accounts receivable.  Cash and cash equivalents are maintained in federally-insured banks in the United States of America.  Deposits in such banks may exceed federally-insured limits and be subject to the current risks and uncertainties of dealing with such banks. Etelos maintains the majority of cash balances and all short-term investments with one financial institution.

The Company’s accounts receivables are derived primarily from customers.  For the three months ended March 31, 2010, no single customer accounted for more than 10% of the Company’s revenue in the period. Two customers accounted for 91% of the Company’s accounts receivable as of March 31, 2010.

Allowance for Doubtful Accounts

The Company provides, when appropriate, an allowance for doubtful accounts to ensure trade receivables are not overstated due to un-collectability. The collectability of the Company’s receivables is evaluated based on a variety of factors, including the length of time receivables are past due, indication of the customer’s willingness to pay, significant one-time events, and historical experience. As of March 31, 2010, and December 31, 2009, the Company determined that an allowance for doubtful accounts was not necessary or warranted.

Deferred Revenue

Deferred revenue represents money received or promised but not recognized as revenue because the work has not been completed or the software subscription has not been fully delivered, and therefore is deferred until the revenue recognition is appropriate when it is then transferred to the appropriate revenue account.

Property and Equipment

Property, furniture, and equipment are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets, which the Company currently believes are three to five years.

Fair Value of Financial Instruments

The carrying value of financial instruments, which include cash, accounts receivable, accounts payable, accrued expenses, and accrued liabilities, approximates the fair value for these financial instruments because of their short-term maturities and the relatively stable interest rate environment.

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

Revenue Recognition

Etelos distributes Web Applications and its Marketplace Platform as a subscription service using the SaaS or software-on-demand business model and allow third parties to offer their products or services through storefronts in an Etelos Marketplace, and to advertise on its web site for a fee.  It also licenses certain of its software products under perpetual and term licenses.  Revenues are recognized on these service and licensing transactions using the criteria in ASC 605-10, “Revenue Recognition”, (ASC 605-10) and ASC 985-605, “Software Revenue Recognition” (ASC 985-605), respectively, which both provide that revenue may be recognized when all of the following are met:

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

Stock Based Compensation

The Company accounts for its stock based compensation in accordance with ASC 718-10, “Compensation — Stock Compensation” (ASC 718-10) using the Black-Scholes Merton model to value all stock based compensation awards.  The Company has recorded compensation cost in the statement of operations based on the fair value of the award for the requisite service period. The Company also estimates forfeitures in calculating the expense relating to share-based compensation as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur. This resulted in $146 thousand and $44 thousand of expense for the three months ended March 31, 2010 and 2009, respectively.

ASC 718-10 requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to its loss position, there were no such tax benefits during the three months ended March 31, 2010 and 2009. Prior to the adoption of ASC 718-10, those benefits would have been reported as operating cash flows had we received any tax benefits related to stock option exercises.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740-10, “Income Taxes” (ASC 740-10) which utilizes the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.  The tax years of 2005 through 2009 remain open and subject to examination by appropriate governmental agencies in the United States.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  As of the date of the adoption of ASC 740-10-25, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any such interest expense recognized during the three months ended March 31, 2010 and 2009, or the year ended December 31, 2009.  The Company’s effective tax rate differs from the federal statutory rate primarily due to increases in its deferred income tax valuation allowance.

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period, excluding any unvested restricted stock that is subject to repurchase. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of unvested restricted stock (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and the conversion of the Company’s convertible notes and debentures (using the if-converted method).  As their effect is antidilutive, 9,547,998 and 4,794,830 shares of common stock exercisable under outstanding employee stock options, 10,239,444 and 4,114,444 shares of common stock exercisable under outstanding warrants, 13,921,802 and 6,426,074 shares of common stock issuable upon conversion of the outstanding convertible notes payable and debentures, as of, and for the three months ended March 31, 2010 and 2009, respectively, have been excluded from this calculation.  The average exercise price of outstanding employee stock options to purchase the Company’s common stock is $0.32 and $0.24, respectively, at March 31, 2010 and 2009.

The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2010	2009

Numerator:
Net income (loss)	$(1,219)	$(6,435)

Net income (loss) - diluted	$(1,219)	$(6,435)

Denominator:
Weighted average common stock	23,726	23,367

Weighted average common stock - diluted	23,726	23,367

Net income (loss) per share:
Basic	$(0.05)	$(0.28)
Diluted	$(0.05)	$(0.28)

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

4. Going Concern

The financial statements have been prepared with the assumption that the Company will continue as a going concern.  The Company has experienced net losses of $1.2 million and $6.4 million for the three months ended March 31, 2010 and 2009, respectively, and has a total stockholders’ deficit of $12.9 million and $12.4 million, as of March 31, 2010, and December 31, 2009, respectively, all of which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might arise should it be unable to continue as a going concern.

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

The Company’s cash balance including proceeds from its recent debt financings and preferred stock financing may not be sufficient to fund operations beyond mid 2010.  If cash reserves are not sufficient to sustain operations, then management plans to further reduce operating expenses and/or raise additional capital by selling shares of capital stock or other securities that could result in substantial dilution to existing shareholders.  However, there are no commitments or arrangements for future financings in place at this time and the Company can give no assurance that such capital will be available on favorable terms, or at all.  The Company may need additional financing thereafter until it can achieve profitability.  If it cannot, then it will be forced to further curtail operations or possibly be forced to evaluate a sale or liquidation of assets.  Even if it is successful in raising additional funds, there is no assurance regarding the terms of any additional investment.

5.  Recently Issued Accounting Standards

In October 2009, the Financial Accounting Standards Board (“FASB”) issued new standards for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are required to be adopted in the first quarter of 2011; however, early adoption is permitted. The Company does not expect these new standards to significantly impact the financial statements.

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

In January 2010, the FASB issued amended standards that require additional fair value disclosures. These amended standards require disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers, beginning in the first quarter of 2010. The Company adopted these amended standards on January 1, 2010, and there was no impact to the financial statements upon adoption. Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011. The Company does not expect these new standards to significantly impact the financial statements.

In February 2010, the FASB issued amended guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended March 31, 2010. The adoption of this guidance did not have a material impact on our financial statements.

6. Convertible Notes and Debentures and Embedded Derivative and Warrant Liability

The following table summarizes information relative to the Company’s outstanding convertible notes and debentures at December 31, 2009 and March 31, 2010 (in thousands):

	March 31, 2010	December 31, 2009
6% Convertible Notes	$1,689	$1,764
January 2008 Debentures	2,320	2,320
April 2008 Debentures	4,012	4,012
10% Senior Secured Debentures	3,375	3,000
	11,396	11,096
Plus (less) premium (discount) on notes payable	(2,274)	(2,118)

	9,122	8,978
Less current portion of convertible notes payable	(1,689)	(1,764)

Long term convertible notes payable, net of premium (discount), less current portion	$7,433	$7,214

6% Convertible Notes

During the quarter ended March 31, 2010, $75 thousand of the principal amount of 6% convertible notes originally issued in August 2007 were converted into 100 thousand shares of the Company’s common stock and $1,689 thousand remain outstanding. The Company did not make the interest and principal payments on these notes during the quarter ended March 31, 2010, and such payments have not been made through the date of this report. Accordingly, the Company is in default under the terms of these notes, and all principal and interest related to these convertible notes is due and payable to the holders. As a result, the Company has accrued interest on these notes at the default rate of 8% and classified all amounts due related to these notes as current liabilities.

10% Senior Secured Debentures

During the quarter ended March 31, 2010, in exchange for $375 thousand in cash, the Company issued a 10% Senior Secured Debentures with an aggregate principal amount of $375 thousand, a warrant to purchase 375,000 shares of the Company’s common stock, and 375,000 shares of the Company’s common stock to an entity affiliated with Donald W. Morissette, who, together with his affiliates, beneficially owns more than 10% of the Company’s outstanding common stock.

The Company failed to make the required interest payments on the 10% Senior Secured Debentures during the quarter ended March 31, 2010, and through the date of this report.  In exchange for the holders of the 10% Senior Secured Debentures agreeing to waive their remedies in the event of this default, the Company’s board of directors, in April, authorized the Company to issue 50,484 shares of common stock to the holders of the 10% Senior Secured Debentures in consideration of their agreement to waive the default, for the quarter ending March 31, 2010.  Under the terms of that agreement, covering all periods through July 1, 2010, the Company continues to accrue interest at the stated interest rate, which interest will be payable at maturity, and to classify the 10% Senior Secured Debentures as long-term liabilities in the Company’s financial statements.

Embedded Derivatives

The Company has evaluated the embedded derivatives included in the 6% Convertible Notes, the January 2008 Debentures, the April 2008 Debentures, and the 10% Senior Secured Debentures, consisting of the conversion features and certain put and call features, under the guidance in ASC 815-10 “Derivatives and Hedging” (ASC 815-10) on the issuance date of the various financial instruments and on each subsequent reporting date.  The purpose of the evaluation is to determine whether the embedded derivatives need to be bifurcated from the debt host and accounted for as a derivative at their estimated fair value as a liability at the date of issuance and thereafter, adjusted to estimated fair value with a charge or credit to the Company’s statement of operations.  ASC 815-10 generally indicates that if the conversion features are (i) indexed to the Company’s capital stock under the guidance in ASC 815-40-15, “Derivatives and Hedging — Contracts in Entity’s Own Equity — Scope and Scope Exceptions” (ASC 815-40-15), and (ii) would be classified as equity if a freestanding derivative under the guidance in ASC 815-40-25 “Derivatives and Hedging — Contracts in Entity’s Own Equity — Recognition” (ASC 815-40-25) then the embedded derivatives need not be bifurcated from the debt host.  ASC 815-40-25 generally requires, among other factors, that (i) the Company can settle the derivative in cash or its own stock, at its option, (ii) settlement can be made in unregistered shares, and (iii) the Company has sufficient authorized shares to issue shares of its common stock for all equity instruments convertible to or which can be exercised for its capital stock.  ASC 815-10 also provides guidance on when put and call features included in a debt host agreement are not clearly and closely related to the debt host must be bifurcated and recorded as a liability.  The January 2008, April 2008 and 10% Senior Secured Debentures include put and call features.

Embedded Derivatives — 6% Convertible Notes

As of March 31, 2010, the Company continues to conclude that the conversion features embedded in the 6% Convertible Notes meet the criteria in ASC 815-10 to be accounted for as an equity instrument.

Embedded Derivatives — January 2008 and April 2008 Debentures

As of March 31, 2010, the Company continues to conclude that the conversion features embedded in the January 2008 and April 2008 Debentures meet the criteria in ASC 815-10 to be accounted for as an equity instrument.

As of March 31, 2010, the Company concluded that the put and call features embedded in the January 2008 and April 2008 Debentures continue to be not clearly and closely related to the debt host and therefore should be bifurcated from the debt host and recorded as a liability at their estimated fair value. The Company determined the net fair value of the put and call as of March 31, 2010 to be $90 thousand and $155 thousand for the January 2008 and April 2008 Debentures, respectively, with the related credit of $3 thousand and $6 thousand, respectively, included in the Company’s statement of operations in interest expense for the quarter ended March 31, 2010. The Company determined the estimated fair value of the put on March 31, 2010, using the Black-Scholes Merton valuation model and the following assumptions: fair value and exercise price of the put embedded in the January 2008 and April 2008 Debentures equivalent to 130% of the outstanding principal and accrued interest of $3,016 thousand and $5,216 thousand , respectively; term of 2.75 years to the maturity date of December 31, 2012; risk free interest rate of 1.46%; and volatility of 16.78% which was determined using the volatility of the Bank Prime Lending Rate. The Company determined the estimated fair value of the call on March 31, 2010, using the Black-Scholes Merton valuation model and the following assumptions: fair value and exercise price of the call embedded in the January 2008 and April 2008 Debentures equivalent to 100% of the outstanding principal and accrued interest of $2,320 thousand and $4,012 thousand , respectively; term of 2.75 years to the maturity date of December 31, 2012; risk free interest rate of 1.46%; and volatility of 16.78% which was determined using the volatility of the prime rate charged by banks in the United States.

Embedded Derivatives — 10% Senior Secured Debentures

Upon the issuance of the 10% Senior Secured Debentures on each of January 25, 2010 and March 15, 2010, the Company concluded that the conversion features embedded in the 10% Senior Secured Debentures met the criteria in ASC 815-10 to be accounted for as an equity instrument even though the 10% Senior Secured Debentures include a reset provision on the conversion price and is considered non-conventional debt, because the Company has control to ensure the sufficiency of its authorized shares of common stock, as the debentures include a floor on the conversion price adjustment, and because the conversion features are not required to be settled in registered shares.  The Company also concluded that the put and call in the 10% Senior Secured Debentures were embedded derivatives that were not clearly and closely related to the debt host and therefore should be bifurcated from the debt host and recorded as a liability at their estimated fair value at issuance.

The Company determined the net fair value of the put and call embedded in the 10% Senior Secured Debentures on January 25, 2010, to be $5 thousand, and recorded a discount on the debentures that will be amortized as interest expense over the life of the debentures using the interest method.  The Company determined the estimated fair value of the put on January 25, 2010, using the Black-Scholes Merton valuation model and the following assumptions: fair value and exercise price of the put embedded in the 10% Senior Secured Debentures equivalent to 120% of the outstanding principal and accrued interest expected to be earned to maturity of $342 thousand; term of 1.67 years to the maturity date of September 30, 2011; risk free interest rate of 0.67%; and volatility of 17.66% which was determined using the volatility of the prime rate charged by banks in the United States. The Company determined the estimated fair value of the call on January 25, 2010, using the Black-Scholes Merton valuation model and the following assumptions: fair value and exercise price of the call embedded in the 10% Senior Secured Debentures equivalent to 100% of the outstanding principal and accrued interest expected to be earned to maturity of $291,750; term of 1.67 years to the maturity date of September 30, 2011; risk free interest rate of 0.67%; and volatility of 17.66% which was determined using the volatility of the prime rate charged by banks in the United States

The Company determined the net fair value of the put and call embedded in the 10% Senior Secured Debentures on March 15, 2010 to be $2 thousand, and recorded a discount on the debentures that will be amortized as interest expense over the life of the debentures using the interest method.  The Company determined the estimated fair value of the put on March 15, 2010, using the Black-Scholes Merton valuation model and the following assumptions: fair value and exercise price of the put embedded in the 10% Senior Secured Debentures equivalent to 120% of the outstanding principal and accrued interest expected to be earned to maturity of $169,250; term of 1.54 years to the maturity date of September 30, 2011; risk free interest rate of 0.60%; and volatility of 18.53% which was determined using the volatility of the Bank Prime Lending Rate. The Company determined the estimated fair value of the call on March 15, 2010, using the Black-Scholes Merton valuation model and the following assumptions: fair value and exercise price of the call embedded in the 10% Senior Secured Debentures equivalent to 100% of the outstanding principal and accrued interest expected to be earned to maturity of $144,250; term of 1.54 years to the maturity date of September 30, 2011; risk free interest rate of 0.60%; and volatility of 18.53% which was determined using the volatility of the Bank Prime Lending Rate.

As of March 31, 2010, the Company concluded that the put and call features embedded in all of the 10% Senior Secured Debentures continue to be not clearly and closely related to the debt host and therefore should be bifurcated from the debt host and recorded as a liability at their estimated fair value. The Company determined the net fair value of the puts and calls to be $61 thousand for all 10% Senior Secured Debentures, with the related credit of $7 thousand included in the Company’s statement of operations in interest expense for the quarter ended March 31, 2010. The Company determined the estimated fair value of the puts on March 31, 2010, using the Black-Scholes Merton valuation model and the following assumptions: fair value and exercise price of the puts embedded in the 10% Senior Secured Debentures equivalent to 120% of the outstanding principal and accrued interest of $4,725,000; term of 1.5 years to the maturity date of September 30, 2011; risk free interest rate of 0.87%; and volatility of 17.22% which was determined using the volatility of the Bank Prime Lending Rate. The Company determined the estimated fair value of the calls on March 31, 2010, using the Black-Scholes Merton valuation model and the following assumptions: fair value and exercise price of the calls embedded in the 10% Senior Secured Debentures equivalent to 100% of the outstanding principal and accrued interest of $4,050,000; term of 1.5 years to the maturity date of September 30, 2011; risk free interest rate of 0.87%; and volatility of 17.22% which was determined using the volatility of the Bank Prime Lending Rate.

Warrants Issued in Connection with January 2008 and April 2008 Debentures

In connection with the issuance of the January 2008 and April 2008 Debentures, the Company issued warrants to purchase 222,222 and 388,889 shares, respectively, of the Company’s common stock at an exercise price of $1.80 per share, subject to adjustment, which warrants have a term of three years.

As of March 31, 2010, these warrants remain outstanding and exercisable, and the Company continues to conclude that these warrants meet the criteria in ASC 815-10 to be accounted for as an equity instrument.

Warrants Issued in Connection with 10% Senior Secured Debentures

In connection with the issuance of the 10% Senior Secured Debentures in September 2009, the Company issued Series I and Series II warrants to purchase 3,000,000 and 2,250,000 shares, respectively, of the Company’s common stock at exercise prices of $0.60 and $0.01 per share, respectively, subject to adjustment, and with terms of five and seven years, respectively.

In connection with the issuance of the 10% Senior Secured Debentures in January 2010, the Company issued Series I warrants to purchase 375,000 shares of the Company’s common stock at an exercise price of $0.60 per share, subject to adjustment, and with a term date of September 30, 2014.

The Company evaluated the terms and conditions of the warrants issued with all of the 10% Senior Secured Debentures under the guidance in ASC 815-40-25 and ASC 815-40-15 to determine whether the detachable warrants should be accounted for as equity or a liability and thereafter adjusted to their respective estimated fair value at each reporting date.  The Company concluded that the Series I warrants issued with the 10% Senior Secured Debentures in each of September 2009 and March 2010 met the criteria in ASC 815-40-25 and ASC 815-40-15 at issuance, and therefore, were accounted for as equity because the warrants could only be settled by issuance of the Company’s common stock, the common stock could be unregistered, and the sufficiency of the authorized shares was under the Company’s control. The Company determined the fair value of the Series I warrants issued in January 2010, to be $103 thousand and recorded a discount on the debentures with which will be amortized as interest expense over the life of such debentures using the interest method.

The Company determined the estimated fair value of the Series I warrants issued in January 2010, using the Black-Scholes Merton valuation model and the following assumptions: fair value of the Company’s common stock of $0.69; exercise price of $0.60; term of 4.67 years; risk free interest rate of 2.23%; and volatility of 37.02%.

As of March 31, 2010, all of the warrants remain outstanding and exercisable, and the Company continues to conclude that such warrants meet the criteria in ASC 815-10 to be accounted for as an equity instrument.

Warrants Issued in Connection with Other Notes Payable and Notes Payable to Related Parties

In connection with the issuance of promissory notes in February, March, and July 2009, the Company issued warrants to purchase 26,667, 133,333, and 500,000 shares, respectively, of the Company’s common stock at an exercise price of $0.75 per share, which warrants have a term of three, three, and five years, respectively.

As of March 31, 2010, these warrants remain outstanding and exercisable, and the Company continues to conclude that these warrants meet the criteria in ASC 815-10 to be accounted for as an equity instrument.

Warrants issued with New Series A Preferred Stock

In connection with the issuance of shares of New Series A Preferred Stock in December 2008 and January 2009, the Company issued warrants to purchase 833,333 and 10,000 shares of common stock of the Company, respectively, at an exercise price of $0.75 per share, and a three year term. The lead investor in this financing was Daniel J.A. Kolke, the Company’s founder, chairman, chief executive officer, acting chief financial officer, and chief technology officer, with participation from two of the Company’s directors and other prior investors.

As of March 31, 2010, these warrants remain outstanding and exercisable, and the Company continues to conclude that these warrants meet the criteria in ASC 815-10 to be accounted for as an equity instrument.

Warrant Issued in Connection with Litigation Settlement

In December 2008, the Company entered into a settlement agreement with Kaufman Bros., pursuant to which the Company issued to Kaufman Bros. a warrant to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.75 per share, which warrant has a term of five years.

As of March 31, 2010, this warrant remains outstanding and exercisable, and the Company continues to conclude that this warrant meets the criteria in ASC 815-10 to be accounted for as an equity instrument.

Warrant Issued in Connection with Consulting Agreement

In March 2009, the Company entered into a consulting agreement with Salzwedel Financial Communications, Inc., pursuant to which the Company issued a warrant to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.01 per share, which warrant has a term of five years.

As of March 31, 2010, this warrant remains outstanding and exercisable, and the Company continues to conclude that this warrant meets the criteria in ASC 815-10 to be accounted for as an equity instrument.

The following is a summary of the movement related to embedded derivatives liabilities during the quarter ended March 31, 2010 (in thousands):

	Embedded derivatives	Total

Balance as of December 31, 2009	$315	$315

Fair value of embedded derivatives issued with 10% Senior Secured Debentures	7	7
Change in marked-to-market value of January 2008 Debentures	(3)	(3)
Change in marked-to-market value of April 2008 Debentures	(6)	(6)
Change in marked-to-market value of 10% Senior Secured Debentures	(7)	(7)

Balance as of March 31, 2010	$306	$306

7. Notes Payable to Related Parties

The Company previously entered into a series of loan transactions with the parents and two brothers of Mr. Daniel J.A. Kolke, the Company’s founder, chairman, chief executive officer, acting chief financial officer, and chief technology officer.  In connection with settlement of these loans, the Company issued three unsecured promissory notes in the aggregate principal amount of $815.8 thousand which will become secured by certain of the Company’s presently unidentified assets if and when Mr. Kolke is no longer neither an employee nor a member of the Company’s board of directors. The unsecured promissory notes bear interest at 7.5 percent.  On December 22, 2009, the board of directors, with Daniel J.A. Kolke abstaining, approved the issuance of 434,754 shares of common stock of the Company to Daniel and Selma Kolke, as payment of 45% of principal and 100% of accrued interest due on their note as of December 31, 2009, at a value of $0.75 per share, or approximately $326 thousand.  The aggregate amount outstanding as of March 31, 2010, under all of these promissory notes was $353 thousand.

In December 2009, the Company entered into a promissory note with Daniel J.A. Kolke in the principal amount of $40 thousand, bearing interest of 6% per annum.  All principal on this note was paid in full in January 2010.

8. Notes Payable

In February 2010, the Company issued an unsecured note of $200 thousand in partial settlement of litigation related to real property the Company leased in San Mateo, California.  The note bears interest of 6% and is due on June 30, 2011. Accrued interest is due on March 31, 2010 and June 30, 2010, and monthly payments of principal of $16,667 along with accrued interest begin on July 31, 2010.

9. Equity

Common Stock

The Company has 24,116,477 shares of common stock outstanding as of March 31, 2010, from a total of 250,000,000 authorized shares.

Preferred Stock

The Company had 743,333 shares of New Series A Preferred Stock par value of $0.01 per share outstanding at December 31, 2009, from a total of 3,333,333 authorized shares. During the quarter ended March 31, 2010, 76,667 shares of New Series A Preferred Stock were converted into common stock.

The rights, preferences, and privileges of the New Series A Preferred stock are as follows:

Voting Rights.  The New Series A Preferred Stock and common stock vote as a single class upon any matter submitted to the stockholders for a vote and the holder of each share of Series A Preferred Stock has the right to one vote for each share of common stock into which such share of Series A Preferred Stock could then be converted.

Liquidation.  The New Series A Preferred Stock is entitled to a liquidation preference before any distribution or payment is made in respect to the common stock of 120% of the stated value.  All remaining assets of the Company, if any, shall be distributed to the holders of common stock.

Conversion.  Each share of New Series A Preferred Stock is convertible, at the option of the holder, into the number of fully paid and nonassessable shares of common stock determined by dividing the stated value of $0.75 per share by the then applicable conversion price, which is currently $0.75 per share.

Warrants

As of March 31, 2010, warrants to purchase up to 10,239,444 shares of our common stock were exercisable as set forth in the following table:

Issue Date	# of Shares of Common Stock subject to Warrants	Exercise price	Expiration date

Jan-08	222,222	$1.80	Jan-11
Apr-08	388,889	$1.80	Apr-11
Dec-08	833,333	$0.75	Dec-11
Dec-08	500,000	$0.75	Dec-13
Feb-09	36,667	$0.75	Feb-12
Mar-09	2,000,000	$0.01	Mar-12
Mar-09	133,333	$0.75	Mar-12
Jul-09	500,000	$0.75	Jul-14
Sep-09	3,375,000	$0.60	Sep-14
Sep-09	2,250,000	$0.01	Sep-16
Total	10,239,444

The Company determined the estimated fair value of its warrants issued by using the Black-Scholes Merton model. See discussion, supra, Note 6.  The average exercise price of outstanding warrants to purchase the Company’s common stock is $0.46 and $0.55, respectively, at March 31, 2010 and 2009.

Shares reserved

As of March 31, 2010, the Company has the following shares of Common Stock reserved:

Options Issued	9,547,998
Option Plan Available	4,239,542
Debenture Conversion(s)	13,692,695
Debenture Interest Conversion	229,107
Warrants Issued	10,239,444
Total	37,948,786

10. Accounting for Share-Based Compensation

The following table summarizes stock option activity under the Company’s stock option plans (in thousands, except share and per share data):

Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2009	9,547,998	$0.32	8.9	$4,175
Granted	—	$—
Exercised	—	$—
Canceled	—	$—
Outstanding at March 31, 2010	9,547,998	$0.32	8.60	$9,824
Exercisable at March 31, 2010	4,494,865	$0.20	8.00	$5,164
Unvested at March 31, 2010	5,053,133	$0.43	9.14	$4,659

Aggregate intrinsic value was determined based upon the closing price of the Company’s common stock price on March 31, 2010, of $1.35 per share. The average exercise price of outstanding employee stock options to purchase the Company’s common stock is $0.32 and $0.24, respectively, at March 31, 2010 and 2009.

No options were exercised during the three months ended March 31, 2010. There were no equity instruments granted under share-based payment arrangements and therefore there was no cash used to settle any equity instrument. The Company does not plan to repurchase any shares during the upcoming annual period.

11. Restructuring

On October 1, 2008, the Company relocated its headquarters from San Mateo, California to Renton, Washington and terminated eight employees based in California.  On October 31, 2008, the Company closed its offices in San Mateo, California and abandoned the leased premises of its former offices there.  Effective on October 31, 2008, David S.G. MacKenzie resigned his position as vice president and chief financial officer and the Company has not yet appointed any person to serve separately as its chief financial officer.  On October 31, 2008, the Company relocated its headquarters and abandoned the subleased premises of its former offices in Renton, Washington.  In October 2008, the Company terminated eight more employees employed in both its California and Washington offices.  In connection with this restructuring plan, the Company has accrued or incurred one-time restructuring costs in the amount of $632 thousand during the quarter and year ended December 31, 2008.  In 2009, the Company revised these restructuring costs based on updated information from settlements entered into with the landlord of the San Mateo leased premises and the Company’s former chief executive officer.

As part of its reduction of monthly cash operating expenses during the quarter ended September 30, 2008, and continuing through the date of this report, the Company placed all employees on partial deferrals of salary, ranging from 10% to 100% of base salary and accrued these deferrals.  At March 31, 2010, and as of the date of this report, this deferral amount remains unpaid, including amounts due to former employees who were employed in the Company’s California office.

The following summarizes the Company’s restructuring charges:

	Office & Equipment Leases	Employee Termination Costs	Other	Total

Balance: December 31, 2009	$633	$—	$73	$706

Less: Payments	(325)	—	—	(325)

Balance: March 31, 2010	$308	$—	$73	$381

The above restructuring cost liabilities as of March 31, 2010 are included in Other Accrued Expenses in the Company’s balance sheet.

On October 31, 2008, the Company closed its offices in San Mateo, California. In December 2008, the landlord for these premises filed a complaint claiming damages of $659 thousand and other amounts against the Company’s predecessor Etelos, Incorporated, a Washington corporation (“Etelos —WA”) in the Superior Court of San Mateo County, California (Case No. CIV 479535).  A default judgment was set aside because the landlord failed to properly serve either the Company or Etelos-WA. The Company was subsequently served properly and trial was set for February 8, 2010.  The parties went to mediation in January 2010 and subsequently entered into a settlement agreement, including a release of claims, in which the Company agreed: (a) to pay $66,000 in cash within 30 days, (b) to issue a promissory note in the principal amount of $200,000, which bears 6% interest, and is payable in 12 monthly payments beginning in July 2010, and (c) to issue shares of common stock of the Company equal to $125,000 in value, based upon the closing price of the common stock on January 6, 2010.  The settlement agreement and promissory note were executed and delivered on February 8, 2010, and 166,667 shares subsequently were delivered on March 1, 2010.  The $66,666 payment was made on April 6, 2010.

12. Commitments and Contingencies

Financing Obligations

The following is a summary of the maturity schedule of our convertible notes and debentures obligations as of March 31, 2010:

	Convertible Notes and Debentures	Notes Payable	Total
2010	$1,689	$258	$1,947
2011	3,375	100	3,475
2012	6,332	—	6,332
2013	—	—	—
2014 and thereafter	—	286	286
Total	$11,396	$644	$12,040

Operating and Capital Leases

All capital leases were paid off in full during the year ended December 31, 2009.

See Note 13, Subsequent Events, for a discussion regarding the Company’s subleased premises in Renton, Washington.

Other Commitments

On September 9, 2009, the Company entered into a Master Agreement with Renovatix Solutions, LLC to market private label marketplaces directly and through resellers.  As part of that Agreement, the Company agreed to issue up to 1 million shares of its common stock to Renovatix Solutions LLC as bonus compensation for achievement of mutually agreed sales goals, which have not yet been established.

See Note 13, Subsequent Events, for a discussion regarding unpaid salaries due to current employees.

13. Subsequent Events

On October 31, 2008, the Company relocated it Washington offices and abandoned the sub-leased premises of its former offices in Renton, Washington. The sublease for these premises runs through June 2010.  On March 5, 2010, the prime landlord filed a complaint for breach of contract and successor liability. (King County (WA) Superior Court No. 10-2-09385-1 KNT). On March 26, 2010, the Company filed an answer and counterclaim and asserted affirmative defenses against the prime landlord, including that the prime landlord is not a party to the sublease for the premises.  Subsequently, on April 8, 2010, the sub-landlord served a third party complaint against the Company relating to the same subleased premises, in a proceeding filed against the sub-landlord by the prime landlord (King County (WA) Superior Court No. 10-2- 09840-2 KNT), in which the sub-landlord asserted affirmative defenses and counterclaims against the prime landlord, including that, beginning in December 2008, the premises were unusable due to water damage and lack of maintenance or repairs by the prime landlord.  The Company has accrued the rent expense according to the terms of the sublease as restructuring charges since 2008 and the liability balance remains unpaid and accrued as of March 31, 2010.  These matters are being evaluated.

On April 5, 2010, the Company was served with a summons and complaint for breach of contract and unjust enrichment by Lakebay Technologies LLC  (King County (WA) Superior Court No. 10-2-10054-7). This matter  is currently being evaluated by the Company.

In partial settlement of approximately $273 thousand of an aggregate $574 thousand in unpaid salaries due and owing to current employees of the Company as of December 31, 2009, the board of directors authorized the registration of 500,000 shares of common stock previously reserved under the Company’s 2009 Equity Incentive Plan as partial payment of up to 50% of the amount of unpaid salary due and owing to each current employee. Of those 500,000 shares, 346,123 are to be issued at an effective price of $0.79 per share, under the registration statement filed on April 9, 2010.

On March 31, 2010, the board of directors authorized a warrant replacement financing, whereby holders of existing warrants that paid cash to exercise their warrants prior to April 30, 2010, would receive a new warrant in substantially identical form as the exercised warrant, with an exercise price equal to the closing price of the Company’s common stock on the date of exercise.  Since March 31, 2010, the Company has received $125 thousand from the exercise of warrants to purchase 166,667 shares of common stock with an average exercise price of $0.75 per share.

The Company failed to make the required interest payments on the 10% Senior Secured Debentures during the quarter ended March 31, 2010, and through the date of this report.  In exchange for the holders of the 10% Senior Secured Debentures agreeing to waive their remedies in the event of this default, the Company’s board of directors, in April, authorized the Company to issue 50,484 shares of common stock to the holders of the 10% Senior Secured Debentures in consideration of their agreement to waive the default, for the quarter ending March 31, 2010.  Under the terms of that agreement, covering all periods through July 1, 2010, the Company continues to accrue interest at the stated interest rate, which interest will be payable at maturity, and to classify the 10% Senior Secured Debentures as long-term liabilities in the Company’s financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed financial statements and the related notes and other financial information appearing elsewhere in this report. Readers are also urged to carefully review and consider the various disclosures we make regarding the factors that affect our business, including without limitation, the disclosures made under “Item 1A. Risk Factors” included in Part II of this report.

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

We have developed products for Web Applications, which include open standards-based tools for Web developers, businesses and individual users such as the Etelos Application ServerTM (EASTM) and the Etelos Development EnvironmentTM (EDETM).  EAS and EDE support many common programming languages and also support our English Application Scripting Engine (EASETM), an open standards-based scripting language we developed.  In order to support broader adoption of our products, EASE and other components of the EDE are made available to developers at market appropriate pricing.  This is done to support the development of new Web Applications and the migration of existing Web Applications into the Etelos ecosystem where there are tools and other support mechanisms for the marketing, distribution, and support of these applications.

Our business model focuses on the sales and operation of private-label Web application marketplaces, including provision of the professional services required to develop, deploy and operate such marketplaces, and the launch of offerings of the Etelos Platform Suite™.  The Etelos Platform Suite is designed to allow Independent Software Vendors (ISVs) to implement a SaaS delivery version of their existing applications, whether or not those applications are already Web Applications, and to syndicate the offering of those applications through multiple private label marketplaces. In these difficult economic times, we believe that a variety of ISVs will have applications that they need to move to the Web for lower cost implementation, easier, simpler scalability, and broader distribution. The Etelos Platform Suite also enables Marketplace Partners, including non-technology businesses, to have their own private label marketplaces and tools to offer SaaS Web Applications to better serve their customers in multiple distribution channels.

Although we have long enabled applications to be distributed via the Web, we believe that our shift away from a direct marketing focus to providing professional services and tools to ISVs will have four major benefits for our business.  These benefits are as follows:

•      This strategy will expose the core Etelos platform to more ISVs for greater benefit to their end users and the creation of a larger pool of applications for syndication.

•      The development and operation of third party-branded marketplaces shifts the financial expense and operational burdens of sales and marketing to end users to Marketplace Partners that better know their customers and are better capitalized to support necessary sales and marketing activities.

•      This two-pronged go-to-market strategy is offered on a revenue-sharing basis, which reduces barriers to acceptance by eliminating up front costs for Syndication Partners to offer their products through multiple Marketplace Partners, and by paying Marketplace Partners only for sales success.

•      This shift allows us to focus on our core competency in development and operation of online marketplaces, while better managing limited financial and other resources.

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

On February 8, 2007, Tripath Technology Inc., a Delaware corporation filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. On February 1, 2008, the bankruptcy court issued an order confirming approval of Tripath’s plan of reorganization, including the merger and the transfer of all of Tripath’s existing assets into a separate bankruptcy estate and the discharge of all of Tripath’s liabilities.  The plan of reorganization also contemplated the merger of Etelos, Incorporated with and into Tripath.

On April 22, 2008, we completed the merger with and into Tripath, changed the name of the surviving entity to Etelos, Inc., and changed our fiscal year end to December 31.

Recent Developments

Financings

On June 30, 2009, we restructured the convertible 6% secured debentures we issued in January 2008 and April 2008 in the principal amount of $5.5 million. Under the terms of the restructuring, the terms of the debentures were extended to December 31, 2012, interest accrues at 0% from the date of the restructuring until October 1, 2010, and at 6% thereafter. All accrued but unpaid interest as of June 30, 2009, and interest due to be earned to September 30, 2010 under the original terms of the debentures was added to the principal amount and is payable on the date of maturity.  Our obligation to make monthly amortizing redemption payments was terminated; we will make semi-annual interest payments only. We also agreed to terminate the registration rights agreement entered into with the debentures and to to exchange for no cash consideration, all or a portion of the warrants issued in connection with these debentures for shares of our Common Stock, at a ratio of one share of common stock for each share of common stock underlying such warrant being exchanged.

On September 29, 2009, we entered into a securities purchase agreement with three accredited investors for the sale of 10% senior secured convertible debentures in the aggregate principal amount of $2.0 million. In this transaction, in addition to the debentures, we issued to the investors warrants to purchase 3,000,000 shares of our common stock with an exercise price of $0.60 per share, a warrant to purchase 2,250,000 shares of our common stock with an exercise price of $0.01 per share, and 750,000 shares of our restricted common stock. One of the investors paid part of its subscription amount through the cancellation of approximately $1.2 million of short-term indebtedness we owed to such investor.  The securities purchase agreement further provided that we had the right, subject to certain conditions, to require the investors to purchase an aggregate of $1.0 million in additional principal amount of debentures.  We exercised that right on December 15, 2009, and issued an additional $1.0 million of debentures to the investors on that date.

On January 25, 2010, we entered into a securities purchase agreement with an entity affiliated with Donald W. Morissette, who, together with his affiliates, beneficially owns more than 10% of our outstanding common stock, for the sale of a 10% senior secured convertible debenture, identical to the debentures we issued in September 2009, in the principal amount of $250 thousand. In this transaction, in addition to the debentures, we issued a warrant to purchase 375,000 shares of our common stock with an exercise price of $0.60 per share and 375,000 shares of our restricted common stock. The securities purchase agreement further provided that we had the right, subject to certain conditions, to require the investor to purchase an additional debenture in the principal amount of $125 thousand between March 15 and 31, 2010. We exercised that right on March 15, 2010, and issued an additional debenture in the principal amount of $125 thousand to an entity affiliated with Mr. Morissette.  See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Liquidity and Capital Resources” below for a description of the terms of all of our outstanding debentures.

The Company failed to make the required interest payments on the 10% Senior Secured Debentures during the quarter ended March 31, 2010, and through the date of this report.  In exchange for the holders of the 10% Senior Secured Debentures agreeing to waive their remedies in the event of this default, the Company’s board of directors, in April, authorized the Company to issue 50,484 shares of common stock to the holders of the 10% Senior Secured Debentures in consideration of their agreement to waive the default, for the quarter ending March 31, 2010.  Under the terms of that agreement, covering all periods through July 1, 2010, the Company continues to accrue interest at the stated interest rate, which interest will be payable at maturity, and to classify the 10% Senior Secured Debentures as long-term liabilities in the Company’s financial statements.

Business

On November 6, 2008, we announced changes to our business model to focus on the sales and operation of private label Web application marketplaces, including provision of the professional services required to develop, deploy and operate such marketplaces, and the launch of offerings of the Etelos Platform Suite™.  The Etelos Platform Suite focuses on enabling Independent Software Vendors (ISVs) to implement SaaS delivery of their existing applications, whether or not those applications are already Web Applications, and syndicating the offering of those applications through multiple private label marketplaces. In these difficult economic times, we believe that a variety of ISVs will have applications that they need to move to the Web for lower cost implementation, easier, simpler scalability, and broader distribution.  The Etelos Platform Suite also enables Marketplace Partners, including non-technology businesses, to have their own private label marketplaces and tools to offer SaaS Web Applications to better serve their customers in multiple distribution channels.

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

In the quarter ended December 31, 2009, and subsequently, we resolved a number of significant litigation items in a manner that we believe was generally favorable to the Company.  These matters asserted claims against the Company in the aggregate amount of approximately $2.5 million, and were settled for cash and note payments in the aggregate amount of approximately $400 thousand, payable over the next 6-16 months, and the issuance of 346,667 shares of common stock of the Company, valued at approximately $218 thousand.  In one of these matters, we repurchased and retired 2.4 million shares of our common stock - approximately 10% of the issued and outstanding shares for approximately $175 thousand.  See “LEGAL PROCEEDINGS” below.

In addition, payment schedules for approximately $300 thousand in long overdue accounts payable have been negotiated for payment over the next 6-12 months.

In partial settlement of approximately $273 thousand of an aggregate $574 thousand in unpaid salaries due and owing to current employees of the Company as of December 31, 2009, the board of directors authorized the registration of 500,000 shares of common stock previously reserved under the Company’s 2009 Equity Incentive Plan as partial payment of up to 50% of the amount of unpaid salary due and owing to each current employee.  Of those 500,000 shares, 346,123 shares are to be issued at an effective price of $0.79 per share, under the registration statement filed on April 9, 2010.

On March 31, 2010, the board of directors authorized a warrant replacement financing, whereby holders of warrants that paid cash to exercise their warrants prior to April 30, 2010, would receive an replacement warrant in substantially identical form as the exercised warrant, with an execicse price equal to the closing price of the Company’s common stock on the date of exercise.  See Subsequent Events.

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

Stock-Based Compensation Expense

Under the fair value recognition provisions of ASC 718-10, we recognize stock-based compensation expense net of an estimated forfeiture rate and therefore only recognize compensation cost for those shares expected to vest over the service period of the award.  Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and the pre-vesting option forfeiture rate. We estimate the expected life of options granted based on historical exercise patterns, which we believe are representative of future behavior. We estimate the volatility of our common stock on the date of grant based on the historical volatility of other publicly traded companies in our industry. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate, as well as the probability that performance conditions that affect the vesting of certain awards will be achieved, and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised, and cancelled. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. Beginning in the quarter ended December 31, 2008, and continuing in the quarter ended March 31, 2010, the global economy has been highly volatile and, during this period, the Company found it necessary to take drastic measures to reduce operating expenses, but the likelihood of success of these efforts cannot be predicted.  Therefore the forfeiture rate in the quarter ended December 31, 2008, was very high.  The forfeiture rate declined substantially during the three months ended March 31, 2010, but it is not known whether this forfeiture rate will be maintained in the future; management will continue to monitor its estimates.

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

Results of Operations

Three Months Ended March 31, 2010, Compared with Three Months Ended March 31, 2009

Revenues

Revenues were $2 thousand and $58 thousand for the quarters ended March 31, 2010 and 2009, respectively. Revenues decreased by $56 thousand, or 97 percent, in the three months ended March 31, 2010, compared to the same period in 2009.  This decrease was due to our focus on the implementation of longer-term projects without immediate cash flow.  In the year ended December 31, 2009, and through the date of this report, we also experienced a significant decline in sales of our customer resource management product, which had been introduced in mid-2007.

Cost of Revenue

Cost of revenue includes our costs of hardware, software and other resources used in delivery of our products and services. Cost of revenue was $9 thousand and $93 thousand for the quarters ended March 31, 2010 and 2009, respectively. Cost of revenue for the three months ended March 31, 2010, decreased by $84 thousand, or by 90 percent.  The decrease in cost of revenue was primarily attributable to the decreased costs of hosting and Internet bandwidth associated with the deployment of our products and services. Stated as a percentage of revenues, cost of revenue for the three months ended March 31, 2010, was 450 percent and for the corresponding period of 2009 was 160 percent.

Operating Expenses

Research and Development.  Research and development expenses include primarily employee and employee related expenses. Research and development expenses were $264 thousand and $255 thousand for the quarters ended March 31, 2010 and 2009, respectively. Stated as a percentage of revenues, research and development expenses for the corresponding periods were 13,200 percent and 440 percent, respectively. Research and development expenses increased by $9 thousand or by 4 percent, in the three months ended March 31, 2010, compared to the same period in 2009.  This increase was primarily due to increased salary and benefits expenses for engineers engaged in research and development.

Sales and Marketing Expenses.  Sales and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel and travel, advertising, promotions, trade shows, seminars, and other programs. Sales and marketing expenses were $166 thousand and $160 thousand for the quarters ended March 31, 2010 and 2009, respectively. The $6 thousand, or 4 percent, increase in sales and marketing expenses was due to increased activities of sales and marketing during this period.  Stated as a percentage of revenues, sales and marketing expenses for the corresponding periods was 8,300 percent and 276 percent, respectively.

General and Administrative.  General and administrative expenses include payroll and related employee benefits, and other headcount-related costs associated with finance, facilities, legal and other administrative expenses. General and administrative expenses were $366 thousand and $1,736 thousand for the quarters ended March 31, 2010 and 2009, respectively. The $1,370 thousand, or 79 percent, decrease was primarily attributable to a one time expense in the quarter ended March 31, 2009 regarding a consulting agreement paid by the issuance of shares and warrants valued at approximately $1.5 million, offset by an increase of approximately

$100 thousand due to the use of consultants and temporary personnel for accounting, administrative and legal purposes.  Stated as a percentage of revenues, general and administrative expense for the corresponding periods was 18,300 percent and 2,993 percent, respectively.

Interest Expense

Interest expense was $416 thousand for the three months ended March 31, 2010, compared to $2,094 thousand for the comparable period of 2009, and consists primarily of interest expense on convertible notes and debentures, amortization of discounts on convertible notes and debentures, and the change in mark-to-market valuation of derivative and warrant liabilities. The decrease of $1,678 thousand in interest expense from 2009 to 2010 primarily related to the reduction in the mark-to-market valuation of warrant liabilities due to their reclassification from liabilities to equity upon the restructuring of the January 2008 and April 2008 Debentures in June 2009.

Net Loss

Our net loss was $1.2 million for the quarter ending March 31, 2010, compared to net loss of $6.4 million for the quarter ending March 31, 2009, a decrease of $5.2 million.  The decrease from 2009 to 2010 was primarily due to the $4.2 million change in the mark-to-market valuation of derivative and warrant liabilities primarily due to the decrease in the Company’s stock price at March 31, 2009, from December 31, 2008, and a decrease in operating expenses of $1.4 million as noted above.

Liquidity and Capital Resources

On March 31, 2010, we had $12 thousand in cash and cash equivalents, net accounts receivable of $46 thousand, and prepaid expenses and other current assets and other receivables of $182 thousand.  Our working capital deficit at March 31, 2010, was $5.3 million, compared to a deficit of $5.0 million at December 31, 2009. The increase in working capital deficit was due to payment obligations of structured liabilities in addition to our recurring quarterly operating expenses.

Net cash used by operating activities during the three months ended March 31, 2010, was $749 thousand, compared to $218 thousand during the three months ended March 31, 2009. The primary use of cash from operating activities during the three months ended March 31, 2010, was related to payment of expenses relating to accounting and compliance.

Investing activities did not provide any cash during the three months ended March 31, 2010.  At that date we did not have any significant commitments for capital expenditures.

Net cash provided by financing activities during the three months ended March 31, 2010, was $316 thousand, primarily from the issuance of various promissory notes and the 10% Senior Secured Debentures, in the aggregate amount of $375 thousand, net of loan payment of $59 thousand. See “ — Recent Developments” above.

We need immediate and substantial cash to continue our operations. Management has projected that the cash on hand will be sufficient to allow us to continue our operations only through mid 2010. If cash reserves are not sufficient to sustain operations, then we plan to raise additional capital by selling shares of our capital stock or other securities.  However, there are no commitments or arrangements for future financings in place at this time and we can give no assurance that such capital will be available on favorable terms, or at all.  We may need additional financing thereafter until we can achieve profitability. We are considering alternatives to address our cash flow situation that include: (1) raising capital through additional sale of our common stock and/or debentures and (2) reducing cash operating expenses to levels that are in line with current revenues.  If we cannot obtain additional financing, then we may be forced to curtail our operations, cease voluntarily filing reports with the SEC, or possibly be forced to evaluate a sale or liquidation of our assets or consider other strategic alternatives such as bankruptcy.  Even if we are successful in raising additional funds, there is no assurance regarding the terms of any additional investment and any such investment or other strategic alternative would likely substantially dilute or eliminate the interests of our stockholders.

September 2007 Notes

Our September 2007 notes were issued as part of a private placement that was completed during August and September 2007.  In that private placement we issued a total of approximately $3.3 million of 6% convertible notes at an original issue discount of 10% with warrants to purchase 1,080,000 shares of common stock with an exercise price of $1.20 per share. In connection with the merger that closed on April 22, 2008, $1.5 million of these notes were converted into shares of common stock at $0.75 per share. At the time of the merger, all of the warrants had been exercised or expired by their terms upon closing the Merger.

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

As of the filing date of this report, none of the required principal payments have been made and we do not have, or expect to have, cash on hand to make the payments in the near future; no interest payments have been made for interest accrued since June 15, 2008.  We are in regular communication with the holders of the September 2007 notes and none of the holders have demanded payment or exercised other remedies due to our non-payments, but no assurances can be given that the holders will not exercise their remedies in the future.

January 2008 Debentures

In January 2008, we issued our January 2008 Debentures with an aggregate principal amount of $2.0 million. Under the terms of these debentures, we were to begin making monthly redemption payments on September 1, 2008, through the maturity date of January 31, 2010.

On March 2, 2009, Enable Growth Partners LP purchased the January 2008 Debentures then held by Hudson Bay Fund LTD and its affiliate; price terms were not disclosed.  As a result of this transaction, Enable Growth Partners LP and its affiliates own all of the January 2008 Debentures.

On June 30, 2009, we executed an agreement to restructure our January 2008 Debentures; see “April 2008 Debentures” below.

April 2008 Debentures

In April 2008, we issued our April 2008 Debentures with an aggregate principal amount of $3.5 million. Under the terms of these debentures, we were to begin making monthly redemption payments on November 1, 2008, through the maturity date of April 30, 2010.

On March 2, 2009, Enable Growth Partners LP purchased the April 2008 Debentures then held by Hudson Bay Overseas Fund LTD; price terms were not disclosed.  As a result of this transaction, Enable Growth Partners LP owns all of the April 2008 Debentures.

On June 30, 2009, we executed an agreement to restructure our January 2008 and April 2008 Debentures, which have an aggregate principal amount of $5.5 million.  Under the terms of the agreement, the terms of the debentures were extended to December 31, 2012, interest accrual will be at 0% from the date of the agreement until October 1, 2010, and all accrued interest as of October 1, 2010, has been added to principal to be paid at maturity. Our obligations to make monthly amortizing redemption payments has been terminated; we are required to make semi-annual interest payments only, beginning January 1, 2011. The registration rights agreement entered into in connection with the debentures was terminated and we agreed to exchange, for no cash consideration, all or a portion of the warrants issued in connection with these debentures for shares of our Common Stock, at a ratio of one share of common stock for each share of common stock underlying such warrant being exchanged..

10% Senior Secured Debentures

See “ — Recent Developments” above.

Operating and Capital Leases

All operating and capital leases were paid off in full during the year ended December 31, 2009.

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of the period ended March 31, 2010.

Going Concern Issue

We remain dependent on outside sources of funding until our results of operations provide positive cash flows.  Our independent auditors issued a going concern explanatory paragraph in their report dated March 17, 2010. With our current level of funding, substantial doubt exists about our ability to continue as a going concern.

During the quarter ended March 31, 2010, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt raised from qualified investors.

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

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued new standards for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are required to be adopted in the first quarter of 2011; however, early adoption is permitted. The Company does not expect these new standards to significantly impact the financial statements.

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

In January 2010, the Financial Accounting Standards Board (“FASB”) issued amended standards that require additional fair value disclosures. These amended standards require disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers, beginning in the first quarter of 2010. The Company adopted these amended standards on January 1, 2010, and there was no impact to the financial statements upon adoption. Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011. The Company does not expect these new standards to significantly impact the financial statements.

In February 2010, the FASB issued amended guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended March 31, 2010. The adoption of this guidance did not have a material impact on our financial statements.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010, the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2010, because of certain material weaknesses in our internal control over financial reporting.

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

During the quarter, in the process of reviewing our internal controls over financial accounting, we reassigned certain duties of personnel, in order to more appropriately segregate certain financial accounting functions.

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

On October 31, 2008, the Company closed its offices in San Mateo, California. In December 2008, the landlord for these premises filed a complaint claiming damages of $659 thousand and other amounts against the Company’s predecessor Etelos, Incorporated, a Washington corporation (“Etelos —WA”) in the Superior Court of San Mateo County, California (Case No. CIV 479535).  A default judgment was set aside because the landlord failed to properly serve either the Company or Etelos-WA. The Company was subsequently served properly and trial was set for February 8, 2010.  The parties went to mediation in January 2010 and subsequently entered into a settlement agreement, including a release of claims, in which the Company agreed: (a) to pay $66,000 in cash within 30 days, (b) to issue a promissory note in the principal amount of $200,000, which bears 6% interest, and is payable in 12 monthly payments beginning in July 2010, and (c) to issue shares of common stock of the Company equal to $125,000 in value, based upon the closing price of the common stock on January 6, 2010.  The settlement agreement and promissory note were executed and delivered on February 8, 2010, and 166,667 shares subsequently were delivered on March 1, 2010.  The $66,666 payment was made on April 6, 2010.

On October 31, 2008, the Company relocated its Washington offices and abandoned the sub-leased premises of its former offices in Renton, Washington. The sublease for these premises runs through June 2010.  On March 5, 2010, the prime landlord filed a complaint for breach of contract and successor liability. (King County (WA) Superior Court No. 10-2-09385-1 KNT). On March 26, 2010, the Company filed an answer and counterclaim and asserted affirmative defenses against the prime landlord, including that the prime landlord is not a party to the sublease for the premises.  Subsequently, on April 8, 2010, the sub-landlord served a third party complaint against the Company relating to the same subleased premises, in a proceeding filed against the sub-landlord by the prime landlord (King County (WA) Superior Court No. 10-2- 09840-2 KNT), in which the sub-landlord asserted affirmative defenses and counterclaims against the prime landlord, including that, beginning in December 2008, the premises were unusable due to water damage and lack of maintenance or repairs by the prime landlord.  These matters are being evaluated.

On April 5, 2010, the Company was served with a summons and complaint for breach of contract and unjust enrichment by Lakebay Technologies LLC  (King County (WA) Superior Court No. 10-2-10054-7). This matter  is currently being evaluated by the Company.

As part of our reduction of monthly cash operating expenses during the quarter ended December 31, 2008, and continuing after the end of the quarter, we placed all employees in Washington and California on partial deferrals of salary, ranging from 10% to 100% of base salary. At the end of that quarter, until the filing date of this report, a major portion of this deferral amount and all related taxes remains unpaid, but accrued, including amounts due to employees who subsequently were terminated.

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

Our current cash will fund our business as currently planned only through mid 2010. We need additional funding or we will be forced to curtail or cease operations.

We need immediate and substantial cash to continue our operations. Management has projected that cash on hand will be sufficient only to allow us to continue our operations through mid 2010.  We are presently engaged in active discussions for additional investments by existing and prospective investors but we currently have no funding commitments.  We have not made required payments under our outstanding debt securities and the holders of our outstanding debt securities have the right to demand payment of the amounts currently due under such securities or exercise their other remedies, such as foreclosing on our assets.  We also need to make payments and negotiate payment plans for certain notes payable and other payables and there is a risk that trade creditors will not accept deferred payment and may exercise other remedies to collect balances due and owing. We therefore will need additional funding, either through equity or debt financings, or we will be forced to curtail or cease operations or consider other strategic alternatives such as bankruptcy.

We have a substantially reduced employment force and have challenges meeting our operating demands.

We have decreased our number of full-time employees from 46 at June 30, 2008, to 13 as of March 31, 2010.  All except the three lowest paid current employees are being paid less than full salary, ranging from 97% to 74% of net salary, and there is no assurance that any of these personnel will be able to continue to work on this payment arrangement. Our operating plan has placed, and our anticipated growth plan is expected to continue to place, a significant strain on our very limited managerial, administrative, operational, financial, and other resources, compounded by these recent reductions in headcount. Although we will be required to continue to improve our operational, financial, and management controls and our reporting procedures it is clear that we may not be able to do so effectively and may not be able to recruit or retain adequate, qualified personnel to meet our operating demands. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or operating expenses in any particular quarter.

We have a history of losses and are currently carrying a net loss.  If our business model is not successful, or if we are unable to generate sufficient revenue to offset our expenditures, then we may not become profitable and you may lose your entire investment in our company.

We have not been profitable on an annual or quarterly basis since our formation.  We incurred net losses of $1.2 million and $6.4 million for the quarters ended March 31, 2010 and 2009, respectively, and have an accumulated deficit of $36.6 million at December 31, 2009 and $37.8 million at March 31, 2010.  Although our revenue has slightly increased and our costs of sales and expenses have decreased, our growth has been insignificant and future revenue growth may not be sustainable and we may not achieve sufficient revenue to achieve or maintain profitability.  We have incurred and may continue to incur significant losses in the future, for a number of reasons including the other risks described in this report, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors.  Accordingly we may not be able to achieve or maintain profitability and we may continue to incur significant losses in the foreseeable future. These losses may require us to scale back our business, sell or license some or all of our technology or assets, or curtail or cease operations.

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

Subsequent to the termination of our former Chief Executive Officer, we significantly and materially reduced our management team and have not hired replacements for the management team in the positions of Vice President and Chief Financial Officer, Vice President — Marketing, Vice President Corporate Development, and Vice President — Human Resources, as well as several other Director-level positions, primarily in non-technical positions throughout the Company.  We did not fill these positions in the period ending March 31, 2010, and we have not filled any of these positions to the date of this report.

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

During our audit for the years ended December 31, 2008 and 2009, we identified material weaknesses in our internal controls. The material weaknesses relate to the absence of specific policies and procedures for some accounting functions and the need for accounting personnel who possess the skill sets necessary to operate and report as a public company, and specifically the skills necessary to ensure that adequate review of critical account reconciliations is performed and that supporting documentation is complete, accurate, and in accordance with generally accepted accounting principles. Our financial position and limited resources make it difficult for us to address these weaknesses.  If we fail to address these material weaknesses or if additional material weaknesses in our internal controls are discovered in the future, then we may fail to meet our future reporting obligations, our financial statements may contain material misstatements and the price of our common stock may decline.

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

We have not collected any sales or other taxes from our customers or remitted any such taxes to any taxing jurisdiction where we may be required to do so. We have begun an analysis of this issue but to date have not made any accrual for any potential liability.  In addition, additional taxing jurisdictions at various local, national and super-national levels may seek to impose sales or other tax collection obligations on us.  We have not recorded sales or other tax liabilities for any prior periods, including the quarters ended March 31, 2010 or 2009, in respect of sales or other tax liabilities in any jurisdiction. A successful assertion that we should be collecting sales or other taxes on our service could result in substantial tax liabilities for past sales, discourage customers from purchasing our products, or otherwise harm our business and operating results.

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

We have entered into litigation settlement agreements that include promissory notes payable over several months in 2010.  There is a risk that we may not be able to pay these obligations as they become due and that the parties to these notes may exercise their rights to recover the amounts of these notes, and other remedies.

As part of our reduction of monthly cash operating expenses during the quarter ended September 30, 2008, and continuing after the end of the quarter ended March 31, 2010, and to the filing date of this report, we placed all employees on partial deferrals of salary, ranging from 10% to 100% of base salary.  At the end of the quarter, until the filing date of this report, this deferral amount remains unpaid, including amounts due to employees who subsequently were terminated. Two former employees have asserted claims with the California Labor Commission for payment of these unpaid amounts and the assertion of such claims or demands by other terminated or current employees, or by other governmental authorities, is foreseeable.

On October 31, 2008, the Company relocated it Washington offices and abandoned the sub-leased premises of its former offices in Renton, Washington. The sublease for these premises runs through June 2010.  On March 5, 2010, the prime landlord filed a complaint for breach of contract and successor liability. (King County (WA) Superior Court No. 10-2-09385-1 KNT). On March 26, 2010, the Company filed an answer and counterclaim and asserted affirmative defenses against the prime landlord, including the fact that the prime landlord is not a party to the sublease for the premises.  Subsequently, on April 8, 2010, the sub-landlord served a third party complaint against the Company relating to the same subleased premises, in a proceeding filed against the sub-landlord by the prime landlord (King County (WA) Superior Court No. 10-2- 09840-2 KNT), in which the sub-landlord asserted affirmative defenses and counterclaims against the prime landlord, including the fact that, beginning in December 2008, the premises were unusable due to water damage and lack of maintenance or repairs by the prime landlord.  These matters are being evaluated and the Company will vigorously defend itself.

On April 5, 2010, the Company was served with a summons and complaint for breach of contract and unjust enrichment by Lakebay Technologies LLC.  (King County (WA) Superior Court No. 10-2-10054-7). This matter was just served and is being evaluated by the Company.

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

As of March 31, 2010, our officers, directors, and affiliates beneficially own approximately 72 percent of our common stock and 60 percent of our preferred stock. As a result, if they act together, they are able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions, including business combinations. This concentration could also have the effect of delaying or preventing a change in control that could otherwise be beneficial to our stockholders. The interests of our officers, directors, and affiliates may differ from other stockholders. Furthermore, the current ratios of ownership of our common stock reduce the public float and liquidity of our common stock, which can in turn affect the market price of our common stock.

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

In addition, in connection with our January 2008 and April 2008 Debentures and 10% Senior Secured Debentures, in the aggregate, we owe a total of $9.7 million principal amount of these convertible debentures, convertible into 11,440,695 shares of our common stock, and warrants to purchase an additional 6,236,111 shares of our common stock. The conversion or exercise into our common stock could result in a substantial increase in the number of shares in our public float.  Depending upon market liquidity at the time a resale of our common stock is made by the investors in such private placements, such sale could cause the trading price of our common stock to decline.  In addition, the sale of a substantial number of shares of our common stock, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

We have significant indebtedness.

We have incurred $9.7 million in principal amount of indebtedness as a result of the issuance of our 10% Senior Secured Debentures, January 2008 and April 2008 Debentures.  The debentures impose significant requirements on us, including, among others, requirements that we pay interest and other charges on the debentures.  Our ability to comply with these provisions may be affected by changes in our business condition or results of our operations, or other events beyond our control.

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

The 2009 Equity Incentive Plan and the 2007 Stock Incentive Plan and all options currently issued thereunder and options granted outside such plan provides for accelerated vesting of all unvested options in the event of a change of control.  This may be regarded as both a disincentive to acquisition of the Company as a liquidation strategy and a barrier to retention of key employees following a change-of-control acquisition and therefore make such an acquisition more costly or difficult, and therefore an unattractive strategic option, for a prospective acquirer.

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

Our securities are thinly traded on the Over-the-Counter Bulletin Board, which may not provide liquidity for our investors.

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

ETELOS, INC.

/s/ Daniel J.A. Kolke
Date: April 26, 2010	Daniel J.A. Kolke, Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description
4.1 (1)	Form of 10% Senior Secured Debenture issued in connection with January 2010 financing
4.2 (1)	Form of Warrant issued in connection with January 2010 financing, with an exercise price of $0.60 per share
10.1(1)	Form of Securities Purchase Agreement dated January 25, 2010
10.2(1)	Form of Amendment to Security Agreement dated January 25, 2010
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this report
**	Furnished with this Report
(1)	Incorporated by reference to the Registrant’s Form 8-K filed on January 26, 2010.