Form 10-Q
period 2010-06-30
ETELOS, INC.
filed 2010-08-13
CIK 1045739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

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

As of June 30, 2010, 24,987,242 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

Etelos, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2010

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

PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS (Unaudited)

ETELOS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share data)
(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$40	$445
Accounts receivable, net	98	10
Prepaid expenses and other current assets	17	16
Accretion of interest on convertible notes payable	85	250
Total current assets	240	721

Property and equipment, net	31	46
Debt issuance costs	22	30
Other assets	2	2

Total assets	$295	$799

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$889	$1,120
Accounts payable related parties	53	27
Accrued payroll and related expenses	956	1,029
Other accrued expenses	1,230	1,229
Deferred revenue	17	8
Notes payable, net of discounts	518	110
Current portion convertible notes payable	1,614	1,764
Current portion notes payable to related parties	68	108
Derivative liability	253	315
Total current liabilities	5,598	5,710

Long-term convertible notes payable, net of premiums and discounts, less current portion	7,713	7,214
Long-term notes payable to related parties, less current portion	286	286
Total liabilities	13,597	13,210

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.01 par value: 50,000,000 shares authorized with liquidation preferences:
New Series A: 3,333,333 shares authorized; issued and outstanding: 666,666 shares at June 30, 2010 and 743,333 shares at December 31, 2009	6	7
Common stock, $0.01 par value: 250,000,000 shares authorized; issued and outstanding - 24,987,242 shares at June 30, 2010 and 23,398,143 shares at December 31, 2009	250	234
Additional paid-in capital	25,745	23,903
Accumulated deficit	(39,303)	(36,555)
Total stockholders’ deficit	(13,302)	(12,411)

Total liabilities and stockholders’ deficit	$295	$799

The accompanying notes are an integral part of these condensed interim financial statements.

ETELOS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

Revenue	89	69	91	126
Cost of revenue	13	80	22	172
Gross profit (loss)	76	(11)	69	(46)

Operating expenses:
Research and development	350	395	614	650
Sales and marketing	220	248	386	408
General and administrative	435	205	801	1,940
Change in valuation of liability related to warrants from settlement, financing, and consulting services	—	(2,455)	—	(299)
Total operating expenses (income)	1,005	(1,607)	1,801	2,699

Income (loss) from operations	(929)	1,596	(1,732)	(2,745)

Other expense:
Loss on extinguishment of debt	—	(300)	—	(300)
Total other expense	—	(300)	—	(300)

Interest income (expense):
Interest expense, net	(262)	(147)	(386)	(273)
Amortization of notes discount and debt issuance costs and accretion of notes premium, net	(391)	(58)	(699)	(72)
Change in valuation of liability relating to embedded derivatives and warrants	53	1,819	69	(135)
Total interest income (expense)	(600)	1,614	(1,016)	(480)

Income (loss) before taxes	(1,529)	2,910	(2,748)	(3,525)

Provision for income taxes	—	—	—	—

Net income (loss)	$(1,529)	$2,910	$(2,748)	$(3,525)

Basic net income (loss) per share	$(0.06)	$0.12	$(0.12)	$(0.15)
Diluted net income (loss) per share	$(0.06)	$0.08	$(0.12)	$(0.15)

Weighted average number of common shares used in computing basic net income (loss) per share	24,778	24,069	23,894	23,896
Weighted average number of common shares used in computing diluted net income (loss) per share	24,778	38,466	23,894	23,896

The accompanying notes are an integral part of these condensed interim financial statements.

ETELOS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands, except share data)

(Unaudited)

	Preferred Stock				Total
	New Series A		Common Stock		Additional Paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit

Balance at December 31, 2009	743,333	$7	23,398,143	$234	$23,903	$(36,555)	$(12,411)

Issuance of common stock upon conversion of Preferred New Series A	(76,667)	(1)	76,667	1	—	—	—
Issuance of common stock for warrants exercised			300,000	3	222	—	225
Issuance of common stock and Series I Warrants with Senior Secured Debentures	—	—	375,000	3	133	—	136
Issuance of common stock for other accrued expenses	—	—	166,667	2	123	—	125
Issuance of common stock upon conversion of notes payable	—	—	200,000	2	148	—	150
Beneficial Conversion upon issuance of Senior Secured Debentures	—	—	—	—	232	—	232
Issuance of common stock for waiver on interest due with Senior Secured Notes			124,642	1	129	—	130
Issuance of warrants for financing expense	—	—	—	—	128	—	128
Issuance of warrants with promissory notes	—	—	—	—	192	—	192
Issuance of common stock for employees’ compensation	—	—	346,123	4	269	—	273
Issuance of warrants for consulting agreement	—	—	—	—	9	—	9
Stock Based Compensation	—	—	—	—	257	—	257
Net Loss	—	—	—	—	—	(2,748)	(2,748)
Balance at June 30, 2010	666,666	$6	24,987,242	$250	$25,745	$(39,303)	$(13,302)

The accompanying notes are an integral part of these condensed interim financial statements.

ETELOS, INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(2,748)	$(3,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15	19
Amortization (accretion) of notes discount (premium)	531	72
Accretion of interest	165	—
Stock based compensation	257	87
Consulting expenses paid through issuance of common stock and warrants	9	1,511
Financing fees paid through issuance of common stock warrants	128	—
Waiver fees paid through issuance of common stock	130	—
Change in valuation of embedded derivatives and warrant liability	(69)	(164)
Loss on extinguishment of restructured debentures	—	300
Changes in operating assets and liabilities:
Accounts receivable, net	(88)	56
Prepaid expenses and other current assets	(1)	32
Other assets	—	(1)
Accounts payable	(231)	195
Accounts payables related parties	26	(24)
Accrued payroll and related expenses	200	525
Other accrued expenses	326	311
Deferred revenues	9	(59)
Net cash used in operating activities	(1,341)	(665)
Cash flows from financing activities:
Proceeds from notes payable	775	555
Payments of notes payable	(24)	—
Proceeds from issuance of common stock	225	2
Proceeds from issuance of preferred stock	—	7
Proceeds from notes payable to related parties	—	100
Payments of notes payable to related parties	(40)	—
Payment on capital lease	—	(5)
Net cash provided by financing activities	936	659

Net increase (decrease) in cash and cash equivalents	(405)	(6)

Cash and cash equivalents at beginning of year	445	7

Cash and cash equivalents at end of period	$40	$1

Supplemental disclosures of cash flow information:
Cash paid for interest	—	—

Supplemental disclosures of non-cash financing activities:
Reclass of warrants from liability to equity	—	799
Increase in convertible notes principal	—	413
Issuance of common stock for employees’ compensation	273	—
Issuance of note payable for other accrued expenses	200	—
Issuance of common stock for convertible notes and debentures	150	—
Reclass of derivatives from liability to equity	—	132
Issuance of common stock for other accrued expenses	125	—

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

2.  Description of Business

Etelos has a Web Application distribution platform — the Etelos Platform SuiteTM — for Independent Software Vendors (ISVs) and others to deliver Web Applications and other software and IT products and services to customers.  Etelos provides a Software-as-a-Service (SaaS) ecosystem for building, distributing, and using Web Applications, including marketplaces to deploy and support them.  Unlike other cloud computing and Platform-as-a-Service (PaaS) solutions, Etelos enables ISVs to migrate existing applications for distribution on the Web or to create new Web Applications, then package, distribute, host, bill, market and support their SaaS-enabled applications through multiple private label applications marketplaces.

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

The Company’s business model focuses on both the development and operation of private-label Web Application marketplaces and the development and operation of enterprise implementations of the Etelos Platform Suite, including provision of the professional services required to develop, deploy and operate such marketplaces and other implementations.   Private label marketplaces based on the Etelos Platform Suite are designed to allow ISVs to implement a SaaS delivery version of their existing applications, whether or not those applications are already Web Applications, and to syndicate the offering of those applications on a SaaS basis through multiple private label marketplaces. In these difficult economic times, the Company believes that a variety of ISVs have applications that they want to move to the Web for lower cost implementation, easier, simpler scalability and broader distribution.  The Etelos Platform Suite also enables Marketplace Partners, including non-technology businesses, to have their own private label marketplaces and tools to offer Web Applications to better serve their customers in multiple distribution channels.  Finally, enterprise implementations of the Etelos Platform Suite facilitate Web-based distribution of a wide variety of Web Applications and other software and IT products through multiple channels.

3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements include our accounts as of June 30, 2010, and December 31, 2009, and for the six months ended June 30, 2010 and 2009. The accompanying condensed balance sheet as of December 31, 2009, has been derived from the audited balance sheet in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009. These condensed financial statements have been prepared by management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“USGAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company has performed an evaluation of subsequent events through the date of filing of the financial statements.

In the opinion of management, all adjustments (which consist of normal recurring adjustments, except as disclosed herein) necessary to fairly present the financial position, results of operations and cash flows for the interim periods presented have been included. The results of operations for the six months ended June 30, 2010, are not necessarily indicative of the results to be expected for the full year or for any future periods.

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

The Company’s accounts receivables are derived primarily from customers.  For the six months ended June 30, 2010, two customers accounted for 87% of the Company’s revenue in the period. Two customers accounted for 96% of the Company’s accounts receivable as of June 30, 2010.

Allowance for Doubtful Accounts

The Company provides, when appropriate, an allowance for doubtful accounts to ensure trade receivables are not overstated due to un-collectability. The collectability of the Company’s receivables is evaluated based on a variety of factors, including the length of time receivables are past due, indication of the customer’s willingness to pay, significant one-time events, and historical experience. As of June 30, 2010, and December 31, 2009, the Company determined that an allowance for doubtful accounts was not necessary or warranted.

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

Fair Value of Financial Instruments

Etelos have estimated the fair value of the financial instruments using the available market information and valuation methodologies considered to be appropriate and have determined that the book value of our cash and cash equivalents, accounts receivables, prepaid expenses and accrued expenses approximate fair value.

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

Stock Based Compensation

The Company accounts for its stock based compensation in accordance with ASC 718-10, “Compensation — Stock Compensation” (ASC 718-10) using the Black-Scholes Merton model to value all stock based compensation awards.  The Company has recorded compensation cost in the statement of operations based on the fair value of the award for the requisite service period. The Company also estimates forfeitures in calculating the expense relating to share-based compensation as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur. This resulted in $257 thousand and $87 thousand of expense for the six months ended June 30, 2010 and 2009, respectively.

ASC 718-10 requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to its loss position, there were no such tax benefits during the six months ended June 30, 2010 and 2009. Prior to the adoption of ASC 718-10, those benefits would have been reported as operating cash flows had we received any tax benefits related to stock option exercises.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  As of the date of the adoption of ASC 740-10-25, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any such interest expense recognized during the six months ended June 30, 2010 and 2009, or the year ended December 31, 2009.  The Company’s effective tax rate differs from the federal statutory rate primarily due to increases in its deferred income tax valuation allowance.

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period, excluding any unvested restricted stock that is subject to repurchase. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of unvested restricted stock (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and the conversion of the Company’s convertible notes and debentures (using the if-converted method).  As their effect is antidilutive, 9,085,553 and 82,287 shares of common stock exercisable under outstanding employee stock options, 10,664,444 and 611,111 shares of common stock exercisable under outstanding warrants, 13,592,695 and 7,171,708 shares of common stock issuable upon conversion of the outstanding convertible notes payable and debentures, as of, and for the six months ended June 30, 2010 and 2009, respectively, have been excluded from this calculation.  The average exercise price of outstanding employee stock options to purchase the Company’s common stock is $0.32 and $0.24, respectively, at June 30, 2010 and 2009.

The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share amounts):

	For the Three Months		For the SixMonths
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Numerator:
Net income (loss)	$(1,529)	$2,910	$(2,748)	$(3,525)

Interest on convertible notes	—	109	—	—

Net income (loss) - diluted	$(1,529)	$3,019	$(2,748)	$(3,525)

Denominator:
Weighted average common stock	24,778	24,069	23,894	23,896

Covertible notes payable	—	7,172	—	—
Preferred stock New Series A	—	843	—	—
Warrants	—	2,199	—	—
Options	—	4,183	—	—

Weighted average common stock - diluted	24,778	38,466	23,894	23,896

Net income (loss) per share:
Basic	$(0.06)	$0.12	$(0.12)	$(0.15)
Diluted	$(0.06)	$0.08	$(0.12)	$(0.15)

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

4. Going Concern

The financial statements have been prepared with the assumption that the Company will continue as a going concern.  The Company has experienced net losses of $2.7 million and $3.5 million for the six months ended June 30, 2010 and 2009, respectively, and has a total stockholders’ deficit of $13.3 million and $12.4 million, as of June 30, 2010, and December 31, 2009, respectively, all of which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might arise should it be unable to continue as a going concern.

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

The Company’s cash balance including proceeds from its recent debt financings and preferred stock financing may not be sufficient to fund operations beyond late 2010.  If cash reserves are not sufficient to sustain operations, then management plans to further reduce operating expenses and/or raise additional capital by selling shares of capital stock or other securities that could result in substantial dilution to existing shareholders.  However, there are no commitments or arrangements for future financings in place at this time and the Company can give no assurance that such capital will be available on favorable terms, or at all.  The Company may need additional financing thereafter until it can achieve profitability.  If it cannot, then it will be forced to further curtail operations or possibly be forced to evaluate a sale or liquidation of assets.  Even if it is successful in raising additional funds, there is no assurance regarding the terms of any additional investment.

5.  Recently Issued Accounting Standards

In January 2010, the FASB issued amended standards that require additional fair value disclosures (Update No. 2010-06). These amended standards require disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers, beginning in the first quarter of 2010. The Company adopted these amended standards on January 1, 2010, and there was no impact to the financial statements upon adoption. Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011. The Company does not expect these new standards to significantly impact the financial statements.

In February 2010, the FASB issued amended guidance (Update No. 2010-09) on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended March 31, 2010. The adoption of this guidance did not have a material impact on our financial statements.

In April 2010, the FASB issued amended guidance (Update No. 2010-05) on stock compensation to clarify that employee stock options that have exercise prices denominated in the currency of any market in which a substantial portion of the entity’s equity securities trade should be classified as equity, assuming all other criteria for equity classification are met. The amendments in the ASU do not contain any disclosure requirements incremental to those required by ASC 718. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, and will be adopted by recording a cumulative effect adjustment as of the beginning of the fiscal year in which the amendments are initially applied. Early adoption is permitted. The company expects to adopt this amended guidance on January 1, 2011, and does not expect the amended guidance to significantly impact the financial statements.

In April 2010, Financial Accounting Standards Board issued updated guidance (Update No. 2010-17) related to Revenue Recognition—Milestone Method. The amendments in this Update provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The Company does not believe that any such guidance will have a material effect on the financial position or results of operation.

The Company has considered all other newly issued accounting guidance that is applicable to its operations and the preparation of its condensed statements, including guidance that the Company have not yet adopted. The Company does not believe that any such guidance will have a material effect on its financial position or results of operation.

6. Convertible Notes and Debentures and Embedded Derivative and Warrant Liability

The following table summarizes information relative to the Company’s outstanding convertible notes and debentures at December 31, 2009 and June 30, 2010 (in thousands):

	June 30, 2010	December 31, 2009
6% Convertible Notes	$1,614	$1,764
January 2008 Debentures	2,320	2,320
April 2008 Debentures	4,012	4,012
10% Senior Secured Debentures	3,375	3,000
	11,321	11,096
Plus (less) premium (discount) on notes payable	(1,994)	(2,118)

	9,327	8,978
Less current portion of convertible notes payable	(1,614)	(1,764)

Long term convertible notes payable, net of premium (discount), less current portion	$7, 713	$7,214

6% Convertible Notes

During the six months ended June 30, 2010, $150 thousand of the principal amount of 6% convertible notes originally issued in August 2007 were converted into 200 thousand shares of the Company’s common stock and $1,614 thousand remain outstanding. The Company did not make the interest and principal payments on these notes during the six months ended June 30, 2010, and such payments have not been made through the date of this report. Accordingly, the Company is in default under the terms of these notes, and all principal and interest related to these convertible notes is due and payable to the holders. As a result, the Company has accrued interest on these notes at the default rate of 8% and classified all amounts due related to these notes as current liabilities.

10% Senior Secured Debentures

During the six months ended June 30, 2010, in exchange for $375 thousand in cash, the Company issued 10% Senior Secured Debentures with an aggregate principal amount of $375 thousand, warrants to purchase 375,000 shares of the Company’s common stock, and 375,000 shares of the Company’s common stock to an entity affiliated with Donald W. Morissette, who, together with his affiliates, beneficially owns more than 10% of the Company’s outstanding common stock.

The Company failed to make the required interest payments on the 10% Senior Secured Debentures during the six months ended June 30, 2010, and through the date of this report.  In April 2010, in exchange for the holders of the 10% Senior Secured Debentures agreeing to waive their remedies in the event of this default, the Company’s board of directors authorized the Company to issue 124,642 shares of common stock to the holders of the 10% Senior Secured Debentures for the six months ending June 30, 2010.  Under the terms of that agreement, covering all periods through July 1, 2010, the Company continues to accrue interest at the stated interest rate, which interest will be payable at maturity, and to classify the 10% Senior Secured Debentures as long-term liabilities in the Company’s financial statements.

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

Embedded Derivatives — 6% Convertible Notes

As of June 30, 2010, the Company continues to conclude that the conversion features embedded in the 6% Convertible Notes meet the criteria in ASC 815-10 to be accounted for as an equity instrument.

Embedded Derivatives — January 2008 and April 2008 Debentures

As of June 30, 2010, the Company continues to conclude that the conversion features embedded in the January 2008 and April 2008 Debentures meet the criteria in ASC 815-10 to be accounted for as an equity instrument.

As of June 30, 2010, the Company concluded that the put and call features embedded in the January 2008 and April 2008 Debentures continue to be not clearly and closely related to the debt host and therefore should be bifurcated from the debt host and recorded as a liability at their estimated fair value. The Company determined the net fair value of the put and call as of June 30, 2010 to be $91 thousand and $158 thousand for the January 2008 and April 2008 Debentures, respectively, with the related credit of $2 thousand and $3 thousand, respectively, included in the Company’s statement of operations in change in valuation of liability relating to embedded derivatives and warrants for the six months ended June 30, 2010. The Company determined the estimated fair value of the put on June

30, 2010, using the Black-Scholes Merton valuation model and the following assumptions: fair value and exercise price of the put embedded in the January 2008 and April 2008 Debentures equivalent to 130% of the outstanding principal and accrued interest of $3,016 thousand and $5,216 thousand , respectively; term of 2.50 years to the maturity date of December 31, 2012; risk free interest rate of 0.81%; and volatility of 19.50% which was determined using the volatility of the Bank Prime Lending Rate. The Company determined the estimated fair value of the call on June 30, 2010, using the Black-Scholes Merton valuation model and the following assumptions: fair value and exercise price of the call embedded in the January 2008 and April 2008 Debentures equivalent to 100% of the outstanding principal and accrued interest of $2,320 thousand and $4,012 thousand , respectively; term of 2.50 years to the maturity date of December 31, 2012; risk free interest rate of 0.81%; and volatility of 19.50% which was determined using the volatility of the prime rate charged by banks in the United States.

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

As of June 30, 2010, the Company concluded that the put and call features embedded in all of the 10% Senior Secured Debentures continue to be not clearly and closely related to the debt host and therefore should be bifurcated from the debt host and recorded as a liability at their estimated fair value. The Company determined the net fair value of the puts and calls to be $3 thousand for all 10% Senior Secured Debentures, with the related credit of $64 thousand included in the Company’s statement of operations in change in valuation of liability relating to embedded derivatives and warrants for the six months ended June 30, 2010. The Company determined the estimated fair value of the puts on June 30, 2010, using the Black-Scholes Merton valuation model and the following assumptions: fair value and exercise price of the puts embedded in the 10% Senior Secured Debentures equivalent to 120% of the outstanding principal and accrued interest of $4,265,000; term of 1.25 years to the maturity date of September 30, 2011; risk free interest rate of 0.39%; and volatility of 0.00% which was determined using the volatility of the Bank Prime Lending Rate. The Company determined the estimated fair value of the calls on June 30, 2010, using the Black-Scholes Merton valuation model and the following assumptions: fair value and exercise price of the calls embedded in the 10% Senior Secured Debentures equivalent to 100% of the outstanding principal and accrued interest of $3,590,000; term of 1.25 years to the maturity date of September 30, 2011; risk free interest rate of 0.39%; and volatility of 0.00% which was determined using the volatility of the Bank Prime Lending Rate.

Warrants Issued in Connection with January 2008 and April 2008 Debentures

In connection with the issuance of the January 2008 and April 2008 Debentures, the Company issued warrants to purchase 222,222 and 388,889 shares, respectively, of the Company’s common stock at an exercise price of $1.80 per share, subject to adjustment, which warrants have a term of three years.

As of June 30, 2010, these warrants remain outstanding and exercisable, and the Company continues to conclude that these warrants meet the criteria in ASC 815-10 to be accounted for as an equity instrument.

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

The Company evaluated the terms and conditions of the warrants issued with all of the 10% Senior Secured Debentures under the guidance in ASC 815-40-25 and ASC 815-40-15 to determine whether the detachable warrants should be accounted for as equity or a liability and thereafter adjusted to their respective estimated fair value at each reporting date.  The Company concluded that the Series I warrants issued with the 10% Senior Secured Debentures in each of September 2009 and March 2010 met the criteria in ASC 815-40-25 and ASC 815-40-15 at issuance, and therefore, were accounted for as equity because the warrants could only be settled by issuance of the Company’s common stock, the common stock could be unregistered, and the sufficiency of the authorized shares was under the Company’s control. The Company determined the fair value of the Series I warrants issued in January 2010, to be $103 thousand and recorded a discount on the debentures which will be amortized as interest expense over the life of such debentures using the interest method.

The Company determined the estimated fair value of the Series I warrants issued in January 2010, using the Black-Scholes Merton valuation model and the following assumptions: fair value of the Company’s common stock of $0.69; exercise price of $0.60; term of 4.67 years; risk free interest rate of 2.23%; and volatility of 37.02%.

As of June 30, 2010, all of the warrants remain outstanding and exercisable, and the Company continues to conclude that such warrants meet the criteria in ASC 815-10 to be accounted for as an equity instrument.

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

In connection with the issuance of promissory notes in April and June 2010, the Company issued warrants to purchase 150,000 and 250,000 shares, respectively, of the Company’s common stock at exercise prices of $0.89 and $0.60 per share, respectively, with the terms of the warrants being five years.

The Company evaluated the terms and conditions of the warrants issued under the guidance in ASC 815-40-25 and ASC 815-40-15 to determine whether the warrants should be accounted for as equity or a liability and thereafter adjusted to their respective estimated fair value at each reporting date.  The Company concluded that the warrants met the criteria in ASC 815-40-25 and ASC 815-40-15 at issuance, and therefore, were accounted for as equity because the warrants could only be settled by issuance of the Company’s common stock, the common stock could be unregistered, and the sufficiency of the authorized shares was under the Company’s control. The Company determined the fair value of the warrants issued in the six months ended June 30, 2010 to be $192 thousand and recorded a discount on the promissory notes which will be amortized as interest expense over the life of such debentures using the interest method.

The Company determined the estimated fair value of the warrants issued with the promissory notes in the six months ended June 30 2010, using the Black-Scholes Merton valuation model and the following assumptions: weighted average fair value of the Company’s common stock of $0.88; weighted average exercise price of $0.71; terms of 5 years; weighted average risk free interest rate of 2.10%; and weighted average volatility of 54.34%.

As of June 30, 2010, these warrants remain outstanding and exercisable, and the Company continues to conclude that these warrants meet the criteria in ASC 815-10 to be accounted for as an equity instrument.

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

During the quarter ended June 30, 2010, 300,000 warrants were exercised and converted to common stock, in exchange for cash consideration of $225 thousand.

As of June 30, 2010, 543,333 warrants remain outstanding and exercisable, and the Company continues to conclude that these warrants meet the criteria in ASC 815-10 to be accounted for as an equity instrument.

Warrant Issued in Connection with Litigation Settlement

In December 2008, the Company entered into a settlement agreement with Kaufman Bros., pursuant to which the Company issued to Kaufman Bros. a warrant to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.75 per share, which warrant has a term of five years.

As of June 30, 2010, this warrant remains outstanding and exercisable, and the Company continues to conclude that this warrant meets the criteria in ASC 815-10 to be accounted for as an equity instrument.

Warrant Issued in Connection with Consulting Agreements

In March 2009, the Company entered into a consulting agreement with Salzwedel Financial Communications, Inc., pursuant to which the Company issued a warrant to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.01 per share, which warrant has a term of five years.

In June 2010, the Company entered into a consulting agreement with Third Creek Advisors, LLC., pursuant to which the Company issued a warrant to purchase 25,000 shares of the Company’s common stock at an exercise price of $0.78 per share, which warrant has a term of five years.

The Company evaluated the terms and conditions of the consulting warrant issued under the guidance in ASC 815-40-25 and ASC 815-40-15 to determine whether the warrant should be accounted for as equity or a liability and thereafter adjusted to its respective estimated fair value at each reporting date.  The Company concluded that the warrant met the criteria in ASC 815-40-25 and ASC 815-40-15 at issuance, and therefore, was accounted for as equity because the warrant could only be settled by issuance of the Company’s common stock, the common stock could be unregistered, and the sufficiency of the authorized shares was under the Company’s control. The Company determined the fair value of the consulting warrant issued in June 2010 to be $9 thousand and recorded a consulting expense.

The Company determined the estimated fair value of the consulting warrant issued in June 2010, using the Black-Scholes Merton valuation model and the following assumptions: fair value of the Company’s common stock of $0.75; exercise price of $0.78; term of 5 years; risk free interest rate of 1.98%; and volatility of 54.33%.

As of June 30, 2010, these warrants remain outstanding and exercisable, and the Company continues to conclude that these warrants meet the criteria in ASC 815-10 to be accounted for as equity instruments.

Warrants Issued in Connection with Financing Arrangements

On March 31, 2010, the board of directors authorized a warrant replacement financing, whereby holders of existing warrants that paid cash to exercise their warrants prior to April 30, 2010, would receive a new warrant in substantially identical form as the exercised warrant, with an exercise price equal to the closing price of the Company’s common stock on the date of exercise.  The deadine for this financing subsequently was extended to May 31, 2010.  In the six months ended June 30, 2010, warrants to purchase 300,000 shares of common stock were exercised, and in accordance with the arrangement, warrants to purchase 300,000 shares of common stock were issued.

The Company evaluated the terms and conditions of the warrants issued under the guidance in ASC 815-40-25 and ASC 815-40-15 to determine whether the warrants should be accounted for as equity or a liability and thereafter adjusted to their respective estimated fair value at each reporting date.  The Company concluded that the warrants met the criteria in ASC 815-40-25 and ASC 815-40-15 at issuance, and therefore, were accounted for as equity because the warrants could only be settled by issuance of the Company’s common stock, the common stock could be unregistered, and the sufficiency of the authorized shares was under the Company’s control. The Company determined the fair value of the warrants issued in the six months ended June 30, 2010 to be $128 thousand and recorded a financing expense.

The Company determined the estimated fair value of the financing warrants issued in the six months ended June 30 2010, using the Black-Scholes Merton valuation model and the following assumptions: weighted average fair value of the Company’s common stock of $1.16; weighted average exercise price of $1.16; term of 3 years; weighted average risk free interest rate of 1.50%; and weighted average volatility of 52.87%.

As of June 30, 2010, all of the warrants remain outstanding and exercisable, and the Company continues to conclude that such warrants meet the criteria in ASC 815-10 to be accounted for as an equity instrument.

The following is a summary of the movement related to embedded derivatives liabilities during the six months ended June 30, 2010 (in thousands):

Embedded derivatives

Balance as of December 31, 2009	$315

Fair value of embedded derivatives issued with 10% Senior Secured Debentures	7
Change in marked-to-market value of January 2008 Debentures	(2)
Change in marked-to-market value of April 2008 Debentures	(3)
Change in marked-to-market value of 10% Senior Secured Debentures	(64)

Balance as of June 30, 2010	$253

7. Notes Payable to Related Parties

The Company previously entered into a series of loan transactions with the parents and two brothers of Mr. Daniel J.A. Kolke, the Company’s founder, chairman, chief executive officer, acting chief financial officer, and chief technology officer.  In connection with settlement of these loans, the Company issued three unsecured promissory notes in the aggregate principal amount of $815.8 thousand which will become secured by certain of the Company’s presently unidentified assets if and when Mr. Kolke is no longer neither an employee nor a member of the Company’s board of directors. The unsecured promissory notes bear interest at 7.5 percent.  On December 22, 2009, the board of directors, with Daniel J.A. Kolke abstaining, approved the issuance of 434,754 shares of common stock of the Company to Daniel and Selma Kolke, as payment of 45% of principal and 100% of accrued interest due on their note as of December 31, 2009, at a value of $0.75 per share, or approximately $326 thousand.  The aggregate amount outstanding as of June 30, 2010, under all of these promissory notes was $353 thousand.

In December 2009, the Company entered into a promissory note with Daniel J.A. Kolke in the principal amount of $40 thousand, bearing interest of 6% per annum.  All principal on this note was paid in full in January 2010.

8. Notes Payable

In February 2010, the Company issued an unsecured note of $200 thousand in partial settlement of litigation related to real property the Company leased in San Mateo, California.  The note bears interest of 6% and is due on June 30, 2011. Accrued interest due on June 30, 2010, has been paid and monthly payments of principal of $16,667 along with accrued interest begin on July 31, 2010. The Company subsequently failed to make the intial monthly payment in the amount of $16,667, due on July 31, 2010, under the terms of the note.

In April 2010, and in June 2010, the Company entered into two secured promissory notes with Enable Growth Partners, LP, in the principal amounts of $150 thousand and $250 thousand respectively, each for a term of six months, with interest at 10% per annum.  In connection with each of the promissory notes, the Company also issued five year warrants to purchase 150,000 and 250,000 shares, respectively, of the Company’s common stock at an exercise price of $0.89 and $0.60 respectively.  Enable Growth Partners, LP is an affiliate of Enable Capital Management, LLC, which entity and its affiliates beneficially owns more than 10% of the Company’s common stock.

9. Equity

Common Stock

The Company has 24,987,242 shares of common stock outstanding as of June 30, 2010, from a total of 250,000,000 authorized shares.

Preferred Stock

The Company had 743,333 shares of New Series A Preferred Stock par value of $0.01 per share outstanding at December 31, 2009, from a total of 3,333,333 authorized shares. During the six months ended June 30, 2010, 76,667 shares of New Series A Preferred Stock were converted into common stock.

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

Warrants

As of June 30, 2010, warrants to purchase up to 10,664,444 shares of our common stock were exercisable as set forth in the following table:

Issue Date	# of Shares of Common Stock subject to Warrants	Exercise price	Expiration date

Jan-08	222,222	$1.80	Jan-11
Apr-08	388,889	$1.80	Apr-11
Dec-08	533,333	$0.75	Dec-11
Dec-08	500,000	$0.75	Dec-13
Feb-09	36,667	$0.75	Feb-12
Mar-09	2,000,000	$0.01	Mar-12
Mar-09	133,333	$0.75	Mar-12
Jul-09	500,000	$0.75	Jul-14
Sep-09	3,375,000	$0.60	Sep-14
Sep-09	2,250,000	$0.01	Sep-16
Apr-10	150,000	$0.89	Apr-15
Apr-10	66,667	$1.35	Apr-13
Apr-10	100,000	$1.37	Apr-13
May-10	24,000	$0.97	May-13
May-10	109,333	$0.90	May-13
Jun-10	25,000	$0.78	Jun-15
Jun-10	250,000	$0.60	Jun-15
Total	10,664,444

The Company determined the estimated fair value of its warrants issued by using the Black-Scholes Merton model. See discussion, supra, Note 6.  The average exercise price of outstanding warrants to purchase the Company’s common stock is $0.48 at June 30, 2010.

Shares reserved

As of June 30, 2010, the Company has the following shares of Common Stock reserved:

Options Issued	9,085,553
Option Plan Available	4,355,864
Debenture Conversion(s)	13,592,695
Debenture Interest Conversion	260,158
Warrants Issued	10,664,444
Total	37,958,714

10. Accounting for Share-Based Compensation

The following table summarizes stock option activity under the Company’s stock option plans (in thousands, except share and per share data):

Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2009	9,547,998	$0.32	8.9	$4,175
Granted	100,000	$0.75
Exercised	—	$—
Canceled	(562,445)	$0.49
Outstanding at June 30, 2010	9,085,553	$0.32	8.32	$4,015
Exercisable at June 30, 2010	4,404,810	$0.19	7.71	$2,499
Unvested at June 30, 2010	4,680,743	$0.43	8.90	$1,516

Aggregate intrinsic value was determined based upon the closing price of the Company’s common stock price on June 30, 2010, of $0.75 per share. The average exercise price of outstanding employee stock options to purchase the Company’s common stock is $0.32 at June 30, 2010.

No options were exercised during the six months ended June 30, 2010. There were no equity instruments granted under share-based payment arrangements and therefore there was no cash used to settle any equity instrument. The Company does not plan to repurchase any shares during the upcoming annual period.

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

As part of its reduction of monthly cash operating expenses during the quarter ended September 30, 2008, and continuing through the date of this report, the Company placed all employees on partial deferrals of salary, ranging from 10% to 100% of base salary and accrued these deferrals.  At June 30, 2010, and as of the date of this report, a portion of this deferral amount remains unpaid, including amounts due to former employees who were employed in the Company’s California office.

The following summarizes the Company’s restructuring charges:

	Office & Equipment Leases	Employee Termination Costs	Other	Total

Balance: December 31, 2009	$633	$—	$73	$706

Less: Payments	(391)	—	—	(391)

Balance: June 30, 2010	$242	$—	$73	$315

The above restructuring cost liabilities as of June 30, 2010 are included in Other Accrued Expenses in the Company’s balance sheet.

On October 31, 2008, the Company closed its offices in San Mateo, California. In December 2008, the landlord for these premises filed a complaint claiming damages of $659 thousand and other amounts against the Company’s predecessor Etelos, Incorporated, a Washington corporation (“Etelos —WA”) in the Superior Court of San Mateo County, California (Case No. CIV 479535). The parties went to mediation in January 2010 and subsequently entered into a settlement agreement, including a release of claims, in which the Company agreed: (a) to pay $66,000 in cash within 30 days, (b) to issue a promissory note in the principal amount of $200,000, which bears 6% interest, and is payable in 12 monthly payments beginning in July 2010, and (c) to issue shares of common stock of the Company equal to $125,000 in value, based upon the closing price of the common stock on January 6, 2010.  The settlement agreement and promissory note were executed and delivered on February 8, 2010, and 166,667 shares subsequently were delivered on March 1, 2010.  The $66,666 payment was made on April 6, 2010. The Company subsequently failed to make the intial monthly payment in the amount of $16,667, due on July 31, 2010, under the terms of the promissory note delivered as part of the settlement agreement. The promissory note is in default but the holder of the note has taken no action to enforce any of its remedies for default under the promissory note.

12. Commitments and Contingencies

Financing Obligations

The following is a summary of the maturity schedule of our convertible notes and debentures obligations as of June 30, 2010:

Year ended June 30,	Convertible Notes and Debentures	Notes Payable	Total
2010	$1,614	$753	$2,367
2011	3,375	—	3,375
2012	6,332	—	6,332
2013	—	—	—
2014 and thereafter	—	286	286
Total	$11,321	$1,039	$12,360

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

In partial settlement of approximately $273 thousand of an aggregate $688 thousand in unpaid salaries due and owing to current employees of the Company as of December 31, 2009, the board of directors authorized on March 31, 2010, the registration of 500,000 shares of common stock previously reserved under the Company’s 2009 Equity Incentive Plan as partial payment of up to 50% of the amount of unpaid salary due and owing to each current employee. Of those 500,000 shares, 346,123 were issued at an effective price of $0.79 per share, under the registration statement filed on April 9, 2010.

Contingencies

On October 31, 2008, the Company relocated it Washington offices and abandoned the sub-leased premises of its former offices in Renton, Washington. The sublease for these premises ran through June 2010.  On March 5, 2010, the prime landlord filed a complaint for breach of contract and successor liability. (King County (WA) Superior Court No. 10-2-09385-1 KNT). On March 26, 2010, the Company filed an answer and counterclaim and asserted affirmative defenses against the prime landlord, including that the prime landlord is not a party to the sublease for the premises.  Subsequently, on April 8, 2010, the sub-landlord served a third party complaint against the Company relating to the same subleased premises, in a proceeding filed against the sub-landlord by the prime landlord (King County (WA) Superior Court No. 10-2-09840-2 KNT), in which the sub-landlord asserted affirmative defenses and counterclaims against the prime landlord, including that, beginning in December 2008, the premises were unusable due to water damage and lack of maintenance or repairs by the prime landlord. No further procedural or substantive steps have been taken by any of the various parties.  The Company has accrued the rent expense according to the terms of the sublease as restructuring charges since 2008 and the liability balance remains unpaid and accrued as of June 30, 2010.

On April 5, 2010, the Company was served with a summons and complaint for breach of contract and unjust enrichment by Lakebay Technologies LLC  (King County (WA) Superior Court No. 10-2-10054-7). The Company moved to compel arbitration in accordance with a written agreement and that motion was granted on July 26, 2010; no further procedural or substantive steps have been taken by either party. As this matter is still in its early stages, management cannot estimate or project its outcome.

On June 11, 2010, the Company received a written demand from Northwest Nexus, Inc. dba Network OS under the provisions of an agreement dated effective March 15, 2009.  The Company subsequently was served with a summons and complaint (King County (WA) Superior Court No. 10-2-24420-4 KNT) on July 14, 2010.  The Company subsequently filed an answer and multiple counterclaims in this matter and no further procedural or substantive steps have been taken by either party. As this matter is still in its early stages, management cannot estimate or project its outcome.

13. Subsequent Events

The Company failed to make the intial monthly payment in the amount of $16,666.67, due on July 31, 2010, under the terms of the promissory note delivered as part of the settlement agreement with the former landlord of its offices in San Mateo, California. The promissory note is in default but the holder of the note has taken no action to enforce any of its remedies for default under the promissory note.

The Company failed to make the required interest payments on the 10% Senior Secured Debentures on July 1, 2010, and through the date of this report.  In exchange for the holders of the 10% Senior Secured Debentures agreeing to waive their remedies in the event of this default, the Company’s board of directors, in April 2010, authorized the Company to issue shares of common stock to the holders of the 10% Senior Secured Debentures in consideration of their agreement to waive the default.  Under the terms of that agreement, the Company continues to accrue interest at the stated interest rate, which interest will be payable at maturity, and to classify the 10% Senior Secured Debentures as long-term liabilities in the Company’s financial statements. The Company will issue 140,628 shares in satisfaction of the waiver of the interest payment not made on July 1, 2010 in accordance with this agreement.

In August 2010, the Company entered into a secured promissory notes with Enable Growth Partners, LP, in the principal amount of $50 thousand, for a term of six months, with interest at 10% per annum.  In connection with the promissory notes the Company also issued five year warrants to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.64. Enable Growth Partners, LP is an affiliate of Enable Capital Management, LLC, which entity and its affiliates beneficially owns more than 10% of the Company’s common stock.

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

Our business model focuses on both the development and operation of private-label Web Application marketplaces and the development and operation of enterprise implementations of the Etelos Platform Suite, including provision of the professional services required to develop, deploy and operate such marketplaces or implementations.   Private label marketplaces based on the Etelos Platform Suite are designed to allow ISVs to implement a SaaS delivery version of their existing applications, whether or not those applications are already Web Applications, and to syndicate the offering of those applications on a SaaS basis through multiple private label marketplaces.  In these difficult economic times, the Company believes that a variety of ISVs have applications that they want to move to the Web for lower cost implementation, easier, simpler scalability and broader distribution.  The Etelos Platform Suite also enables Marketplace Partners, including non-technology businesses, to have their own private label marketplaces and tools to offer Web Applications to better serve their customers in multiple distribution channels.  Finally, we have recently begun to develop and deliver enterprise implementations of the Etelos Platform Suite to facilitate Web-based distribution of a wide variety of Web Applications and other software and IT products through multiple channels.

Although we have long enabled applications to be distributed via the Web, we believe that our shift away from a direct marketing focus to providing professional services and tools to ISVs and others will have four major benefits for our business.  These benefits are as follows:

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

•                  This two-pronged go-to-market strategy for private label Web application marketplaces is offered on a revenue-sharing basis, which reduces barriers to acceptance by eliminating up front costs for Syndication Partners to offer their products through multiple Marketplace Partners, and by paying Marketplace Partners only for sales success.

•                  This approach allows us to focus on our core competency in development and operation of online marketplaces, while better managing limited financial and other resources.

In addition to revenues from consulting services, we receive a transaction fee or subscription fee for transactions that occur within the private-label Web application marketplaces.  Most customers in these marketplaces pay a subscription fee, which we share with Syndication Partners and Marketplace Partners; this revenue share is calculated as a percentage of gross revenues from the sale of subscriptions to Syndication Partner offerings in private-label Web application marketplaces operating on the Etelos Platform Suite.

Our enterprise implementations of the Etelos Platform Suite for Web-based distribution of a wide variety of IT products through multiple channels are offered on a more traditional model of payments for licensing, ongoing support, and consulting services.

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

On March 31, 2010, our board of directors authorized a warrant replacement financing, whereby holders of existing warrants that paid cash to exercise their warrants prior to April 30, 2010, would receive a new warrant in substantially identical form as the exercised warrant, with an exercise price equal to the closing price of our common stock on the date of exercise.  The deadine for this financing subsequently was extended to May 31, 2010.  In the six months ended June 30, 2010, warrants to purchase 300,000 shares of common stock were exercised, resulting in our receipt of proceeds in the amount of $225 thousand, prior to May 31, 2010.

In April 2010, and in June 2010, we entered into two secured promissory notes with Enable Growth Partners, LP, in the principal amounts of $150 thousand and $250 thousand respectively, each for a term of six months, with interest at 10% per annum.  In connection with each of the promissory notes, we also issued five year warrants to purchase 150,000 and 250,000 shares, respectively, of the Company’s common stock at an exercise price of $0.89 and $0.60 respectively.  Enable Growth Partners, LP is an affiliate of Enable Capital Management, LLC, which entity and its affiliates beneficially owns more than 10% of our common stock.

We failed to make the required interest payments on the 10% Senior Secured Debentures during the six months ended June 30, 2010, and through the date of this report.  In exchange for the holders of the 10% Senior Secured Debentures agreeing to waive their remedies in the event of this default, our board of directors, in April 2010, authorized us to issue 124,642 shares of common stock to the holders of the 10% Senior Secured Debentures in consideration of their agreement to waive the default, for the interest due by the quarter ending March 31, 2010.  Under the terms of that agreement, covering all periods through July 1, 2010, we continue to accrue interest at the stated interest rate, which interest will be payable at maturity, and to classify the 10% Senior Secured Debentures as long-term liabilities in our financial statements. We will issue an additional 140,628 shares in satisfaction of the waiver of the interest payment not made on July 1, 2010, in accordance with this agreement.

Business

In late 2008, we announced changes to our business model to focus on the sales and operation of private label Web application marketplaces, including provision of the professional services required to develop, deploy and operate such marketplaces, and the launch of offerings of the Etelos Platform Suite™.  That change in our business model has been further expanded to include enterprise implementations of the Etelos Platform Suite to facilitate Web-based distribution of a wide variety of Web Applications and other software and IT products through multiple channels.

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

Although we have long enabled applications to be distributed via the Web, our shift away from a core direct marketing focus of offering multiple products through a single portal in the Etelos Marketplace will have four major benefits for our business. First, this offering will expose the core platform to more ISVs for greater benefit to their end users and the creation of a larger pool of applications for syndication. Second, the development and operation of third party-branded marketplaces shifts the financial expense and operational burdens of sales and marketing to end users to Marketplace Partners that better know their customers and are better capitalized to support necessary sales and marketing activities.  Third, because this two-pronged go-to-market strategy is offered on a revenue-sharing basis, it fundamentally reduces barriers to acceptance by eliminating up front costs for Syndication Partners to offer their products through multiple Marketplace Partners, and by charging Marketplace Partners only for sales success.  Finally, this shift allows us to focus on our core competency in development and operation of online marketplaces, while better managing limited financial and other resources.

Our enterprise implementations of the Etelos Platform Suite for Web-based distribution of a wide variety of IT products through multiple channels are offered on a more traditional model of payments for licensing, ongoing support, and consulting services.  This new approach continues our disciplined focus on our core competency in development and operation of implementations based upon our core technology and better management of limited financial and other resources.

We have launched multiple third party private labeled marketplaces,including marketplaces for third parties not traditionally regarded as technology providers.  We expect to make further such announcements reflecting this shift during the coming months but we do not have an estimate or projection of how, or when, or if, the benefits, if any, of this shift will be reflected in our operating results.

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

In partial settlement of approximately $273 thousand of an aggregate $688 thousand in unpaid salaries due and owing to current employees of the Company as of December 31, 2009, the board of directors authorized the registration of 500,000 shares of common stock previously reserved under the Company’s 2009 Equity Incentive Plan as partial payment of up to 50% of the amount of unpaid salary due and owing to each current employee.  Of those 500,000 shares, 346,123 shares are to be issued at an effective price of $0.79 per share, under the registration statement filed on April 9, 2010.

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

Etelos™ Products and Services

We have developed and offer a range of products and services for developers and for consumers of Web Applications.  Our product offerings are all based upon the Etelos Platform Suite™.

The Etelos Platform Suite allows third parties to use our software technology and our services to develop applications for Web-based distribution and to operate private label marketplaces.  We began working with third parties on private label solutions in 2008 and our first customers launched their private label marketplaces in 2009.  We recently have expanded our offerings to include enterprise implementations of the Etelos Platform Suite that facilitate Web-based distribution of a wide variety of Web Applications and other software and IT products through multiple channels.

There are four components to the Etelos Platform Suite:

•                                          The Application Platform enables technology providers to migrate their non-Web application or service to Web-based SaaS distribution;

•                                          The Marketplace Platform enables third parties to offer a variety of Web Applications and services in a third party-private label marketplace;

•                                          The Distribution Platform allows technology companies and service providers to distribute Web Applications and other software and IT products and related services to customers on a Web-based platform; and

•                                          The Syndication Platform lets SaaS providers distribute their Web Applications and services through a network of third party-private label marketplaces.

The Etelos Platform Suite allows our ISV customers to use our tools and experience in the SaaS market to move their existing applications to the Web for lower cost implementation, easier, simpler scalability, and broader distribution.  The Etelos Platform Suite also enables Marketplace Partners, including non-technology businesses, to have their own private label marketplaces and tools that offer Web Applications, as well as other software and IT products and related services, to better serve their customers in multiple distribution channels.

We also have developed repeatable, cost-effective consulting and implementation services to assist our customers with the development and operation of private label marketplaces, as well as customized implementations of the Etelos Platform Suite.

Our consulting and implementation methodology leverages the nature of our on-demand Web Application software architecture, the industry-specific expertise of our professional services employees, and the design of private-label Web application marketplaces operating on the Etelos Platform Suite. These methodologies are used to simplify, reduce costs and expedite implementation. Because our Web Applications are on-demand, our professional services consultants can remotely configure many applications for most situations. Our consulting and implementation services are generally offered on a fixed price basis.

Our technical support organization, with all personnel located in the United States, offers support via the Web 24 hours a day, seven days a week. Our system allows for skills-based and time zone-based routing to address general and technical inquiries across all aspects of our services. For our direct customers and development partners, we offer tiered customer support programs depending upon the service needs of both our and their customers’ Web Applications. Support contracts typically have a one-year term. For customers who purchase Web Applications through distribution partners, we attempt to assure a quality customer experience by providing primary product support.

Etelos Benefits

The advantages of our products and services are:

Open Standards.  Products distributed in a private-label marketplace generally are developed on open standards.  This foundation makes the products easy to develop, easy to adopt and integrate with other Web Applications, and easy to swap or modify to meet specific customer needs.  The use of open standards for business applications distinguishes the products in these marketplaces not only from comprehensive product suites from such vendors of proprietary software as Microsoft, Oracle, and SAP, but also from products offered by other SaaS vendors such as salesforce.com or NetSuite, that require developers of Web Applications to adopt a high-cost proprietary foundation for their products, resulting in higher costs to both developers and their customers.

On-Demand Delivery Model. The Etelos Platform Suite enables delivery of Web Applications over the Internet as a license-based or subscription based service using a SaaS model, making end-user adoption easy and scalability simple.  The SaaS delivery model also eliminates the need for end-user customers to buy and maintain on-premise hardware and software. Products distributed in private label marketplaces based on the Etelos Platform Suite are designed to be reliable, scalable and secure. The architecture of the Etelos Platform Suite enables end user customers to maintain very high levels of availability, scale easily as their businesses grow while providing a safe and secure environment for business-critical data and applications.

Low Total Cost of Ownership. The SaaS delivery model and each different Web Application’s ease of use and configurability aids in helping to significantly reduce implementation and maintenance costs of hardware, software and services. The Etelos Platform Suite  virtually eliminates the need for dedicated software development or information technology support personnel. End-user customers subscribe to products through a private label marketplace for a monthly fee based on the number of users and the products they select.  Subscription fees paid to us periodically, typically monthly, tend to be significantly less than typical upfront costs paid by businesses to purchase product licenses from other providers. Our on-demand delivery model virtually eliminates ongoing maintenance and upgrade costs associated with a typical distributed infrastructure. Because Web Applications distributed in a Marketplace based on the Etelos Platform Suite are developed on open standards and delivered over the Internet, any desired customization can be highly targeted, and therefore usually performed at lower cost to ISVs.

Rapid Implementation. The Internet-based on-demand delivery model implemented by a Marketplace based on the Etelos Platform Suite enables remote deployment and eliminates many of the steps and costs typically associated with on-premise installations. ISV Syndication Partners and their end-user customers can implement offerings themselves, or work with our professional services organization to meet their specific needs.

Security, Control and Choice.  The combination of open standards and Internet-based on-demand delivery and support provides customers with security for their important business data, control over the use and portability of that data, and flexibility and freedom of choice in Web Applications that provide built-in quality and scalability as solutions to specific business needs.

We generate sales through both indirect and direct approaches. Most selling of subscriptions for Web Applications and Hosting is done over the Internet.  Sales of custom products and Professional Services tend to be direct. Our direct sales team consists of professionals in various locations in the United States, including resellers, with additional development, distribution, and business relationships being pursued in North America, Europe, and the Asia-Pacific region.

The sales cycle typically ranges from days to months, and can vary based on the scope of the proposed implementation, the scope of any customization desired, and the scope of any professional services required to meet specific customer requirements.

We tailor our marketing efforts around relevant application categories, customer sizes, and customer industries. As part of our marketing strategy, we have established a number of key programs and initiatives, including online and search engine advertising, email campaigns, web based seminars, product launch events and marketing support from development and distribution partners.

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

Revenue Recognition

We provide Web Applications as a subscription service using the Software-as-a-Service (SaaS) or software-on-demand business model and allow third parties to offer their products and service through Storefronts in an Etelos Marketplace.  We also license our software under perpetual and term licenses.  Revenues are recognized on these service and licensing transactions using the criteria in ASC 605-10, “Revenue Recognition” (ASC 605-10) and ASC 985-605, “Software Revenue Recognition”, (ASC 985-605) respectively, which both provide that revenue may be recognized when all of the following criteria are met:

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

We also have entered into separate technical support agreements for regular support and maintenance of customer-specific implementations of the Etelos Platform Suite.  These agreements cover specified periods and the fee revenue from these agreements is recognized only in the current period.

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

Stock-Based Compensation Expense

Under the fair value recognition provisions of ASC 718-10, we recognize stock-based compensation expense net of an estimated forfeiture rate and therefore only recognize compensation cost for those shares expected to vest over the service period of the award.  Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and the pre-vesting option forfeiture rate. We estimate the expected life of options granted based on historical exercise patterns, which we believe are representative of future behavior. We estimate the volatility of our common stock on the date of grant based on the historical volatility of other publicly traded companies in our industry. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate, as well as the probability that performance conditions that affect the vesting of certain awards will be achieved, and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised, and cancelled. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. Beginning in the quarter ended December 31, 2008, and continuing in the quarter ended June 30, 2010, the global economy has been highly volatile and, during this period, the Company found it necessary to take drastic measures to reduce operating expenses, but the likelihood of success of these efforts cannot be predicted.  Therefore the forfeiture rate in the quarter ended December 31, 2008, was very high.  The forfeiture rate declined substantially during the six months ended June 30, 2010, but it is not known whether this forfeiture rate will be maintained in the future; management will continue to monitor its estimates.

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

Results of Operations

Three Months Ended June 30, 2010, Compared with Three Months Ended June 30, 2009

Revenues

Revenues were $89 thousand and $69 thousand for the three months ended June 30, 2010 and 2009, respectively. Revenues increased by $20 thousand, or 29 percent, in the three months ended June 30, 2010, compared to the same period in 2009.  This increase was due to our shift in focus to enterprise implementations of the Etelos Platform Suite.

Cost of Revenue

Cost of revenue includes our costs of hardware, software and other resources used in delivery of our products and services. Cost of revenue was $13 thousand and $80 thousand for the three months ended June 30, 2010 and 2009, respectively. Cost of revenue for the three months ended June 30, 2010, decreased by $67 thousand, or by 84 percent.  The decrease in cost of revenue was primarily attributable to the decreased costs of hosting and Internet bandwidth associated with the deployment of our products and services, due to the changes in our business model. Stated as a percentage of revenues, cost of revenue for the three months ended June 30, 2010, was 15 percent and for the corresponding period of 2009 was 116 percent.

Operating Expenses

Research and Development.  Research and development expenses include primarily employee and employee related expenses. Research and development expenses were $350 thousand and $395 thousand for the three months ended June 30, 2010 and 2009, respectively. Stated as a percentage of revenues, research and development expenses for the corresponding periods were 393 percent and 572 percent, respectively. Research and development expenses decreased by $45 thousand or by 11 percent, in the three months ended June 30, 2010, compared to the same period in 2009.  This decrease was primarily due to decreased salary and benefits expenses because of reduction in the number of personnel engaged in research and development.

Sales and Marketing Expenses.  Sales and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel and travel, advertising, promotions, trade shows, seminars, and other programs. Sales and marketing expenses were $220 thousand and $248 thousand for the three months ended June 30, 2010 and 2009, respectively. The $28 thousand, or 11 percent, decrease in sales and marketing expenses was primarily due to decreased salary and benefits expenses because of reduction in the number of personnel engaged in sales and marketing.  Stated as a percentage of revenues, sales and marketing expenses for the corresponding periods was 247 percent and 359 percent, respectively.

General and Administrative.  General and administrative expenses include payroll and related employee benefits, and other headcount-related costs associated with finance, facilities, legal and other administrative expenses. General and administrative expenses were $435 thousand and $205 thousand for the three months ended June 30, 2010 and 2009, respectively. The $230 thousand, or 112 percent, increase was due to increased outside legal counsel expense in connection with both litigation and compliance. Stated as a percentage of revenues, general and administrative expense for the corresponding periods was 489 percent and 297 percent, respectively.

Interest Expense

Interest expense was ($600) thousand for the three months ending  June 30, 2010, compared to $1,614 thousand income for the comparable period of 2009, and consists primarily of interest expense on convertible notes and debentures, amortization of discounts on convertible notes and debentures, and the change in mark-to-market valuation of derivative and warrant liabilities. The increase of $2,214 thousand in interest expense from 2009 to 2010 primarily related to the absence of major changes in valuation of embedded derivative and warrant liabilities because our stock price was more stable in 2010.

Net Loss

Our net loss was $1.5 million for the three months ending June 30, 2010, compared to net gain of $2.9 million for the three months ending June 30, 2010, a increase of $4.4 million.  The increased loss from 2009 to 2010 was primarily due to the decrease in valuation income between the two periods.

Six Months Ended June 30, 2010, Compared with Six Months Ended June 30, 2009

Revenues

Revenues were $91 thousand and $126 thousand for the six months ended June 30, 2010 and 2009, respectively. Revenues decreased by $35 thousand, or 28 percent, in the six months ended June 30, 2010, compared to the same period in 2009.  This decrease in the six months period was due to our earlier primary focus on the implementation of longer-term projects without immediate cash flow.

Cost of Revenue

Cost of revenue includes our costs of hardware, software and other resources used in delivery of our products and services. Cost of revenue was $22 thousand and $172 thousand for the six months ended June 30, 2010 and 2009, respectively. Cost of revenue for the six months ended June 30, 2010, decreased by $150 thousand, or by 87 percent.  The decrease in cost of revenue was attributable to the decreased costs of hosting and Internet bandwidth associated with the deployment of our products and services, due to the changes in our business model. Stated as a percentage of revenues, cost of revenue for the six months ended June 30, 2010, was 24 percent and for the corresponding period of 2009 was 137 percent.

Operating Expenses

Research and Development.  Research and development expenses include primarily employee and employee related expenses. Research and development expenses were $614 thousand and $650 thousand for the six months ended June 30, 2010 and 2009, respectively. Stated as a percentage of revenues, research and development expenses for the corresponding periods were 675 percent and 516 percent, respectively. Research and development expenses decreased by $36 thousand or by 6 percent, in the six months ended June 30, 2010, compared to the same period in 2009.  This decrease was primarily due to decreased salary and benefits expenses because of reduction in the number of personnel engaged in research and development.

Sales and Marketing Expenses.  Sales and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel and travel, advertising, promotions, trade shows, seminars, and other programs. Sales and marketing expenses were $386 thousand and $408 thousand for the six months ended June 30, 2010 and 2009, respectively. The $22 thousand, or 5 percent, decrease in sales and marketing expenses was primarily due to decreased salary and benefits expenses because of reduction in the number of personnel engaged in sales and marketing.  Stated as a percentage of revenues, sales and marketing expenses for the corresponding periods was 424 percent and 324 percent, respectively.

General and Administrative.  General and administrative expenses include payroll and related employee benefits, and other headcount-related costs associated with finance, facilities, legal and other administrative expenses. General and administrative expenses were $801 thousand and $1,940 thousand for the six months ended June 30, 2010 and 2009, respectively. The $1,139 thousand, or 59 percent, decrease was primarily attributable to a one time expense in the quarter ended March 31, 2009 regarding a consulting agreement paid by the issuance of shares and warrants valued at approximately $1.5 million, offset by an increase of approximately $100 thousand due to the use of consultants and temporary personnel for accounting, administrative and legal purposes.  Stated as a percentage of revenues, general and administrative expense for the corresponding periods was 880 percent and 1,540 percent, respectively.

Interest Expense

Interest expense was $1,016 thousand for the six months ending  June 30, 2010, compared to $480 thousand for the comparable period of 2009, and consists primarily of interest expense on convertible notes and debentures, amortization of discounts on convertible notes and debentures, and the change in mark-to-market valuation of derivative and warrant liabilities. The increase of $536 thousand in interest expense from 2009 to 2010 primarily related to the amortization of notes discount and debt issuance costs related to the restructuring of the January 2008 and April 2008 Debentures in June 2009.

Net Loss

Our net loss was $2.7 million for the six months ending June 30, 2010, compared to net loss of $3.5 million for the six months ending June 30, 2010, a decrease of $0.8 million.  The decrease from 2009 to 2010 was primarily due to the $4.2 million change in the mark-to-market valuation of derivative and warrant liabilities primarily due to the decrease in the Company’s stock price at March 31, 2009, from December 31, 2008, and a decrease in operating expenses of $898 thousand as noted above.

Liquidity and Capital Resources

On June 30, 2010, we had $40 thousand in cash and cash equivalents, net accounts receivable of $98 thousand, and prepaid expenses and other current assets and other receivables of $17 thousand.  Our working capital deficit at June 30, 2010, was $5.4 million, compared to a deficit of $5.0 million at December 31, 2009. The increase in working capital deficit was due to payment obligations of structured liabilities in addition to our recurring quarterly operating expenses.

Net cash used by operating activities during the six months ended June 30, 2010, was $1,341 thousand, compared to $665 thousand during the six months ended June 30, 2009. The primary use of cash from operating activities during the six months ended June 30, 2010, was related to payment of expenses relating to accounting and compliance.

Investing activities did not provide any cash during the six months ended June 30, 2010 and 2009.  June 30, 2010, we did not have any commitments for capital expenditures.

Net cash provided by financing activities during the six months ended June 30, 2010, was $936 thousand, primarily from the issuance of various promissory notes and exercise of Warrants to purchase our common stock. See “ — Recent Developments” above.

We need immediate and substantial cash to continue our operations. Management has projected that the cash on hand will be sufficient to allow us to continue our operations only through late 2010. If cash reserves are not sufficient to sustain operations, then we plan to raise additional capital by selling shares of our capital stock or other securities.  However, there are no commitments or arrangements for future financings in place at this time and we can give no assurance that such capital will be available on favorable terms, or at all.  We may need additional financing thereafter until we can achieve profitability. We are considering alternatives to address our cash flow situation that include: (1) raising capital through additional sale of our common stock and/or debentures and (2) reducing cash operating expenses to levels that are in line with current revenues.  If we cannot obtain additional financing, then we may be forced to curtail our operations, cease voluntarily filing reports with the SEC, or possibly be forced to evaluate a sale or liquidation of our assets or consider other strategic alternatives such as bankruptcy.  Even if we are successful in raising additional funds, there is no assurance regarding the terms of any additional investment and any such investment or other strategic alternative would likely substantially dilute or eliminate the interests of our stockholders.

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

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of the period ended June 30, 2010.

Going Concern Issue

We remain dependent on outside sources of funding until our results of operations provide positive cash flows.  Our independent auditors issued a going concern explanatory paragraph in their report dated March 17, 2010. With our current level of funding, substantial doubt exists about our ability to continue as a going concern.

During the quarter ended June 30, 2010, we have been unable to generate cash flows sufficient to support our operations and have been dependent on additional debt raised from qualified investors and other financing activities.

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

Recent Accounting Pronouncements

In January 2010, the FASB issued amended standards that require additional fair value disclosures (Update No. 2010-06). These amended standards require disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers, beginning in the first quarter of 2010. The Company adopted these amended standards on January 1, 2010, and there was no impact to the financial statements upon adoption. Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011. The Company does not expect these new standards to significantly impact the financial statements.

In February 2010, the FASB issued amended guidance (Update No. 2010-09) on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended March 31, 2010. The adoption of this guidance did not have a material impact on our financial statements.

In April 2010, the FASB issued amended guidance (Update No. 2010-05) on stock compensation to clarify that employee stock options that have exercise prices denominated in the currency of any market in which a substantial portion of the entity’s equity securities trade should be classified as equity, assuming all other criteria for equity classification are met. The amendments in the ASU do not contain any disclosure requirements incremental to those required by ASC 718. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, and will be adopted by recording a cumulative effect adjustment as of the beginning of the fiscal year in which the amendments are initially applied. Early adoption is permitted. The company expects to adopt this amended guidance on January 1, 2011, and does not expect the amended guidance to significantly impact the financial statements.

In April 2010, Financial Accounting Standards Board issued updated guidance (Update No. 2010-17) related to Revenue Recognition—Milestone Method. The amendments in this Update provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The Company does not believe that any such guidance will have a material effect on the financial position or results of operation.

The Company has considered all other newly issued accounting guidance that is applicable to its operations and the preparation of its condensed statements, including guidance that the Company have not yet adopted. The Company does not believe that any such guidance will have a material effect on its financial position or results of operation.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010, the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2010, because of certain material weaknesses in our internal control over financial reporting.

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

During the six months ended June 30, 2010, in the process of reviewing our internal controls over financial accounting, we reassigned certain duties of personnel in order to more appropriately segregate certain financial accounting functions.

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

On December 31, 2009, we settled a judgment in the matter of Kaufman Bros., L.P. v. Etelos, Inc. in the Supreme Court of the State of New York, New York County, in the approximate amount of $186,000, for $93,000 in cash, payable in 5 installments with the final installment due June 1, 2010, and the issuance of 200,000 shares of restricted common stock. The last installment payment has not been made, as of the date of this report.  The settlement further permits Kaufman Bros. to sell up to 180,000 shares from July 1, 2010, through March 2011 to recover the remaining $93,373 of the settlement; the additional 20,000 shares are designated for payment of attorneys’ fees in the event of a default in the note payments.  After payment in full of the note payments, if there is no default giving rise to a claim for attorneys’ fees, those 20,000 shares will be returned to the Company and cancelled.  After Kaufman Bros. recovers the remaining $93,373 from the sale of some or all of the 180,000 shares, any remaining shares will be repurchased by the Company for $0.01 and cancelled; after March 2011, any balance due on the remaining amount of the settlement will be discharged and any unsold shares will be repurchased by the Company at $0.01 per share and cancelled.

On October 31, 2008, the Company closed its offices in San Mateo, California. In December 2008, the landlord for these premises filed a complaint claiming damages of $659 thousand and other amounts against the Company’s predecessor Etelos, Incorporated, a Washington corporation (“Etelos —WA”) in the Superior Court of San Mateo County, California (Case No. CIV 479535). The parties subsequently entered into a settlement agreement, including a release of claims, in which the Company agreed: (a) to pay $66,000 in cash within 30 days, (b) to issue a promissory note in the principal amount of $200,000, which bears 6% interest, and is payable in 12 monthly payments beginning in July 2010, and (c) to issue shares of common stock of the Company equal to $125,000 in value, based upon the closing price of the common stock on January 6, 2010.  The settlement agreement and promissory note were executed and delivered on February 8, 2010, and 166,667 shares subsequently were delivered on March 1, 2010.  The $66,666 payment was made on April 6, 2010.  However, the Company subsequently failed to make the intial monthly payment in the amount of $16,667, due on July 31, 2010, under the terms of the promissory note delivered as part of the settlement agreement. The promissory note is in default but the holder of the note has taken no action to enforce any of its remedies for default under the promissory note.

On October 31, 2008, the Company relocated its Washington offices and abandoned the sub-leased premises of its former offices in Renton, Washington. The sublease for these premises runs through June 2010.  On March 5, 2010, the prime landlord filed a complaint for breach of contract and successor liability. (King County (WA) Superior Court No. 10-2-09385-1 KNT). On March 26, 2010, the Company filed an answer and counterclaim and asserted affirmative defenses against the prime landlord, including that the prime landlord is not a party to the sublease for the premises.  Subsequently, on April 8, 2010, the sub-landlord served a third party complaint against the Company relating to the same subleased premises, in a proceeding filed against the sub-landlord by the prime landlord (King County (WA) Superior Court No. 10-2- 09840-2 KNT), in which the sub-landlord asserted affirmative defenses and counterclaims against the prime landlord, including that, beginning in December 2008, the premises were unusable due to water damage and lack of maintenance or repairs by the prime landlord.  No further procedural or substantive steps have been taken by any of the various parties.

On April 5, 2010, the Company was served with a summons and complaint for breach of contract and unjust enrichment by Lakebay Technologies LLC  (King County (WA) Superior Court No. 10-2-10054-7). The Company moved to compel arbitration in accordance with a written agreement and that motion was granted on July 26, 2010; no further procedural or substantive steps have been taken by either party. As this matter is still in its early stages, management cannot estimate or project its outcome.

On June 11, 2010, the Company received a written demand from Northwest Nexus, Inc. dba Network OS under the provisions of an agreement dated effective March 15, 2009.  The Company subsequently was served with a summons and complaint (King County (WA) Superior Court No. 10-2-24420-4 KNT) on July 14, 2010.  The Company subsequently filed an Answer and multiple counterclaims in this matter and no further procedural or substantive steps have been taken by either party. As this matter is still in its early stages, management cannot estimate or project its outcome.

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

In connection with our reverse merger, multiple financings, and protection of our intellectual property, we have incurred substantial accounts payable to law firms that remain unpaid and overdue.  We have been in communication with these vendors and have entered into negotiated payment plans with these vendors, and others, but there is no assurance that we will be successful in these negotiations, or that we will be able to make payments under such plans if and when negotiated.  Therefore the assertion of claims by these vendors for these amounts due and owing could become the subject of claims in litigation.

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

Our current cash will fund our business as currently planned only through late 2010. We need additional funding or we will be forced to curtail or cease operations.

We need immediate and substantial cash to continue our operations. Management has projected that cash on hand will be sufficient only to allow us to continue our operations through late 2010.  We are presently engaged in active discussions for additional investments by existing and prospective investors but we currently have no funding commitments.  We have not made required payments under our outstanding debt securities and the holders of our outstanding debt securities have the right to demand payment of the amounts currently due under such securities or exercise their other remedies, such as foreclosing on our assets.  We also need to make payments and negotiate payment plans for certain notes payable and other payables and there is a risk that trade creditors will not accept deferred payment and may exercise other remedies to collect balances due and owing. We therefore will need additional funding, either through equity or debt financings, or we will be forced to curtail or cease operations or consider other strategic alternatives such as bankruptcy.

We have a substantially reduced employment force and have challenges meeting our operating demands.

We have decreased our number of full-time employees from 46 at June 30, 2008, to 11 as of June 30, 2010.  All except the two lowest paid current employees are being paid less than full salary, ranging from 97% to 74% of net salary, and there is no assurance that any of these personnel will be able to continue to work on this payment arrangement. Our operating plan has placed, and our anticipated growth plan is expected to continue to place, a significant strain on our very limited managerial, administrative, operational, financial, and other resources, compounded by these recent reductions in headcount. Although we will be required to continue to improve our operational, financial, and management controls and our reporting procedures it is clear that we may not be able to do so effectively and may not be able to recruit or retain adequate, qualified personnel to meet our operating demands. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or operating expenses in any particular quarter.

We have a history of losses and are currently carrying a net loss.  If our business model is not successful, or if we are unable to generate sufficient revenue to offset our expenditures, then we may not become profitable and you may lose your entire investment in our company.

We have not been profitable on an annual or quarterly basis since our formation.  We incurred net losses of $2.7 million and $3.5 million for the six months ended June 30, 2010 and 2009, respectively, and have an accumulated deficit of $36.6 million at December 31, 2009 and $39.3 million at June 30, 2010.  Although our revenue has slightly increased and our costs of sales and expenses have decreased, our growth has been insignificant and future revenue growth may not be sustainable and we may not achieve sufficient revenue to achieve or maintain profitability.  We have incurred and may continue to incur significant losses in the future, for a number of reasons including the other risks described in this report, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors.  Accordingly we may not be able to achieve or maintain profitability and we may continue to incur significant losses in the foreseeable future. These losses may require us to scale back our business, sell or license some or all of our technology or assets, or curtail or cease operations.

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

Our success will depend, to a large extent, on the willingness of individuals and SMBs to accept on-demand services for Web Applications that they view as critical to their success. Many businesses have invested substantial effort and financial resources to integrate traditional enterprise software into their businesses and may be reluctant or unwilling to switch to a different application or to migrate these applications to on-demand Web Applications.  Our marketplace partners have experienced slower than expected takeup rates by their end-user customers for offerings through their private label marketplaces and revenues from sales through these private label marketplaces have been insignificant.

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

Our success and future growth depends to a significant degree on the skills and continued services of our management team, especially Daniel J.A. Kolke, our interim Chief Executive Officer, Acting Chief Financial Officer, and Chairman of the Board. The loss of the services of any member of our management team for any reason may have a material adverse effect on our business and prospects.  We do not maintain key man insurance on any members of our management team, including Mr. Kolke. Subsequent to the termination of our former Chief Executive Officer, we significantly and materially reduced our management team and have not hired replacements for the management team in the positions of Vice President and Chief Financial Officer, Vice President — Marketing, Vice President Corporate Development, and Vice President — Human Resources, as well as several other Director-level positions, primarily in non-technical positions throughout the Company.  We did not fill these positions in the period ending June 30, 2010, and we have not filled any of these positions to the date of this report.

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

We host many of our services and serve a significant number of our customers from third-party data center facilities. We do not control the operation of these facilities. These facilities may be vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, terrorist attacks, power losses, telecommunications failures, and similar events. These facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice, or other unanticipated problems could result in lengthy interruptions in our services.

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

We have not collected any sales or other taxes from our customers or remitted any such taxes to any taxing jurisdiction where we may be required to do so. We have begun an analysis of this issue but to date have not made any accrual for any potential liability.  In addition, additional taxing jurisdictions at various local, national and super-national levels may seek to impose sales or other tax collection obligations on us.  We have not recorded sales or other tax liabilities for any prior periods, including the current periods, in respect of sales or other tax liabilities in any jurisdiction. A successful assertion that we should be collecting sales or other taxes on our service could result in substantial tax liabilities for past sales, discourage customers from purchasing our products, or otherwise harm our business and operating results.

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

We have entered into litigation settlement agreements that include promissory notes payable over several months in 2010-2011.  There is a risk that we may not be able to pay these obligations as they become due and that the parties to these notes may exercise their rights to recover the amounts of these notes, and other remedies.

On December 31, 2009, we settled a judgment in the matter of Kaufman Bros., L.P. v. Etelos, Inc. in the Supreme Court of the State of New York, New York County, in the approximate amount of $186,000, for $93,000 in cash, payable in 5 installments with the final installment due June 1, 2010, and the issuance of 200,000 shares of restricted common stock. The last installment payment has not been made, as of the date of this report.  The settlement further permits Kaufman Bros. to sell up to 180,000 shares from July 1, 2010, through March 2011 to recover the remaining $93,373 of the settlement; the additional 20,000 shares are designated for payment of attorneys’ fees in the event of a default in the note payments.  After payment in full of the note payments, if there is no default giving rise to a claim for attorneys’ fees, those 20,000 shares will be returned to the Company and cancelled.  After Kaufman Bros. recovers the remaining $93,373 from the sale of some or all of the 180,000 shares, any remaining shares will be repurchased by the Company for $0.01 and cancelled; after March 2011, any balance due on the remaining amount of the settlement will be discharged and any unsold shares will be repurchased by the Company at $0.01 per share and cancelled.

As part of our reduction of monthly cash operating expenses during the quarter ended September 30, 2008, and continuing after the end of the quarter ended June 30, 2010, and to the filing date of this report, we placed most employees on partial deferrals of salary, ranging from 3% to 26% of base salary.  At the end of the quarter, until the filing date of this report, a substantial portion of this deferral amount remains unpaid, including amounts due to employees who subsequently were terminated. Two former employees have asserted claims with the California Labor Commission for payment of these unpaid amounts and the assertion of such claims or demands by other terminated or current employees, or by other governmental authorities, is foreseeable.

On October 31, 2008, the Company closed its offices in San Mateo, California. In December 2008, the landlord for these premises filed a complaint claiming damages of $659 thousand and other amounts against the Company’s predecessor Etelos, Incorporated, a Washington corporation (“Etelos —WA”) in the Superior Court of San Mateo County, California (Case No. CIV 479535). The parties subsequently entered into a settlement agreement, including a release of claims, in which the Company agreed: (a) to pay $66,000 in cash within 30 days, (b) to issue a promissory note in the principal amount of $200,000, which bears 6% interest, and is payable in 12 monthly payments beginning in July 2010, and (c) to issue shares of common stock of the Company equal to $125,000 in value, based upon the closing price of the common stock on January 6, 2010.  The settlement agreement and promissory note were executed and delivered on February 8, 2010, and 166,667 shares subsequently were delivered on March 1, 2010.  The $66,666 payment was made on April 6, 2010.  However, the Company subsequently failed to make intial monthly payment in the amount of $16,667, due on July 31, 2010, under the terms of the promissory note delivered as part of the settlement agreement. The promissory note is in default but the holder of the note has taken no action to enforce any of its remedies for default under the promissory note.

On October 31, 2008, the Company relocated it Washington offices and abandoned the sub-leased premises of its former offices in Renton, Washington. The sublease for these premises runs through June 2010.  On March 5, 2010, the prime landlord filed a complaint for breach of contract and successor liability. (King County (WA) Superior Court No. 10-2-09385-1 KNT). On March 26, 2010, the Company filed an answer and counterclaim and asserted affirmative defenses against the prime landlord, including the fact that the prime landlord is not a party to the sublease for the premises.  Subsequently, on April 8, 2010, the sub-landlord served a third party complaint against the Company relating to the same subleased premises, in a proceeding filed against the sub-landlord by the prime landlord (King County (WA) Superior Court No. 10-2- 09840-2 KNT), in which the sub-landlord asserted affirmative defenses and counterclaims against the prime landlord, including the fact that, beginning in December 2008, the premises were unusable due to water damage and lack of maintenance or repairs by the prime landlord. No further procedural or substantive steps have been taken by any of the various parties.

On April 5, 2010, the Company was served with a summons and complaint for breach of contract and unjust enrichment by Lakebay Technologies LLC.  (King County (WA) Superior Court No. 10-2-10054-7). The Company moved to compel arbitration in accordance with a written agreement and that motion was granted on July 26, 2010; no further procedural or substantive steps have been taken by either party.  As this matter is still in its early stages, management cannot estimate or project its outcome.

On June 11, 2010, the Company received a written demand from Northwest Nexus, Inc. dba Network OS under the provisions of an agreement dated effective March 15, 2009.  The Company subsequently was served with a summons and complaint (King County (WA) Superior Court No. 10-2-24420-4 KNT) on July 14, 2010.  The Company subsequently filed an Answer and multiple counterclaims in this matter and no further procedural or substantive steps have been taken by either party. As this matter is still in its early stages, management cannot estimate or project its outcome.

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

As of June 30, 2010, our officers, directors, and affiliates beneficially own approximately 72 percent of our common stock and 60 percent of our preferred stock. As a result, if they act together, they are able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions, including business combinations. This concentration could also have the effect of delaying or preventing a change in control that could otherwise be beneficial to our stockholders. The interests of our officers, directors, and affiliates may differ from other stockholders. Furthermore, the current ratios of ownership of our common stock reduce the public float and liquidity of our common stock, which can in turn affect the market price of our common stock.

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

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended June 30, 2010, the Company issued 300,000 shares of common stock and warrants to purchase 300,000 shares of common stock, in accordance with the terms of the warrant replacement financing approved by the board of directors on March 31, 2010.   The shares and warrants were issued to four accredited investors in exchange for their exercise of warrants previously issued to them in conjunction with their previous purchases of the Company’s New Series A Preferred Stock.

During the quarter ended June 30, 2010, the Company issued 124,642 shares of common stock to the holders of the 10% Senior Secured Debentures in exchange for their waiver of default in the payment of interest due on the 10% Senior Secured Debentures.

During the six months ended June 30, 2010, the Company issued 200,000 shares of common stock to a holder of the 6% Convertible Notes, in exchange for the cancellation of $150,000 of the 6% Convertible Notes.

Each of these transactions was completed as a private placement under Section 4(2) of the Securities Act of 1933, as amended, and was therefore exempted from the registration requirements of that act.

Item 6.   EXHIBITS

See the exhibit index immediately following the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETELOS, INC.

/s/ Daniel J.A. Kolke
Date: August 13, 2010	Daniel J.A. Kolke, Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this report
**	Furnished with this Report